Form 10-Q
period 2012-03-31
Proto Labs Inc
filed 2012-05-04
CIK 1443669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001-35435

Proto Labs, Inc.

(Exact name of registrant as specified in its charter)

Minnesota	41-1939628
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5540 Pioneer Creek Drive
Maple Plain, Minnesota	55359
(Address of principal executive offices)	(Zip Code)

(763) 479-3680

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,916,908 shares of Common Stock, par value $0.001 per share, were outstanding at May 01, 2012.

Proto Labs, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Proto Labs, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets
Cash	$79,679	$8,135
Short-term marketable securities	—	250
Accounts receivable, net of allowance for doubtful accounts of $115 and $97 as of March 31, 2012 and December 31, 2011, respectively	14,782	11,533
Inventory	3,905	3,797
Prepaid expenses and other current assets	3,378	3,430
Deferred tax assets	932	932

Total current assets	102,676	28,077
Property and equipment, net	41,099	34,249

Total assets	$143,775	$62,326

Liabilities, redeemable convertible preferred stock, redeemable common stock and shareholders’ equity (deficit)
Current liabilities
Accounts payable	$5,788	$4,431
Accrued compensation	3,464	4,767
Accrued liabilities and other	2,025	318
Income taxes payable	2,028	33
Current portion of long-term debt obligations	389	390

Total current liabilities	13,694	9,939
Deferred tax liability	4,252	4,252
Long-term debt obligations	526	613
Other	856	871
Redeemable convertible stock
Redeemable convertible preferred stock, $0.001 par value, authorized, issued and outstanding 0 and 427,985 shares as of March 31, 2012 and December 31, 2011, respectively	—	66,075
Redeemable common stock, $0.001 par value, issued and outstanding 0 and 3,189,648 shares as of March 31, 2012 and December 31, 2011, respectively	—	819
Shareholders’ equity (deficit)
Preferred stock, $0.001 par value, authorized 10,000,000 and 0 shares; issued and outstanding 0 shares as of March 31, 2012 and December 31, 2011, respectively	—	—
Common stock, $0.001 par value, authorized 150,000,000 shares; issued and outstanding 23,916,908 and 9,706,270 shares as of March 31, 2012 and December 31, 2011, respectively	24	10
Additional paid in capital	133,376	8,229
Accumulated equity (deficit)	(8,673)	(27,744)
Accumulated other comprehensive income (loss)	(280)	(738)

Total shareholders’ equity (deficit)	124,447	(20,243)

Total liabilities, redeemable convertible preferred stock, redeemable common stock and shareholders’ equity (deficit)	$143,775	$62,326

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Statements of Operations:
Revenue	$29,970	$22,335
Cost of revenue	12,243	8,429

Gross profit	17,727	13,906
Operating expenses
Marketing and sales	4,441	3,215
Research and development	1,660	1,112
General and administrative	3,988	2,506

Total operating expenses	10,089	6,833

Income from operations	7,638	7,073
Other expense, net	577	81

Income before income taxes	7,061	6,992
Provision for income taxes	2,279	2,269

Net income	4,782	4,723
Less: dividends on redeemable preferred stock	—	(1,031)
Less: undistributed earnings allocated to preferred shareholders	—	(1,259)

Net income attributable to common shareholders	$4,782	$2,433

Net income per share:
Basic	$0.23	$0.21

Diluted	$0.22	$0.19

Shares used to compute net income per share:
Basic	20,934,948	11,581,430
Diluted	22,226,356	12,868,254

Comprehensive income	$5,240	$4,865

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net income	$4,782	$4,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,328	893
Stock-based compensation expense	850	198
Loss on disposal of property and equipment	5	—
Provision for doubtful accounts	23	8
Provision for excess inventory	27	—
Changes in operating assets and liabilities:
Accounts receivable	(3,208)	(2,324)
Inventories	(127)	(160)
Prepaid expenses and other	29	94
Income taxes	1,991	1,146
Accounts payable	1,344	710
Accrued liabilities and other	367	708

Net cash provided by operating activities	7,411	5,996

Investing activities
Purchases of property and equipment	(8,264)	(2,262)
Proceeds from sale of marketable securities	250	250

Net cash used in investing activities	(8,014)	(2,012)

Financing activities
Proceeds from initial public offering, net of offering costs	71,675	—
Proceeds from issuance of debt	—	637
Payments on debt	(94)	(1,284)
Proceeds from exercises of warrants and stock options	30	222

Net cash provided by (used in) financing activities	71,611	(425)

Effect of exchange rate changes on cash	536	27

Net increase in cash	71,544	3,586
Cash, beginning of period	8,135	6,101

Cash, end of period	$79,679	$9,687

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The unaudited interim Consolidated Financial Statements of Proto Labs, Inc. (Proto Labs, the Company, we, us, or our) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s statement of financial position, results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, these adjustments consist of normal, recurring items. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. For further information, refer to the audited consolidated financial statements and notes thereto included in the Company’s prospectus filed on February 27, 2012 with the SEC pursuant to Rule 424(b)(4) of the Securities Act of 1933.

The accompanying Consolidated Balance Sheet as of December 31, 2011 was derived from the audited Consolidated Financial Statements but does not include all disclosures required by U.S. GAAP for a full set of financial statements. This Form 10-Q should be read in conjunction with the Company’s Consolidated Financial Statements and Notes included in the prospectus filed on February 27, 2012 as referenced above.

On February 21, 2012, the Company executed a 14-for-1 forward stock split of the Company’s common stock. The consolidated financial statements as of March 31, 2012 and December 31, 2011 give retroactive effect to the stock split.

Note 2 — Recent Accounting Pronouncements

On April 5, 2012, President Obama signed into law the Jumpstart Our Business Startups Act (JOBS Act), which establishes a new category of issuer called an emerging growth company (EGC). Under the JOBS Act, an EGC is defined as an issuer with total annual gross revenues less than $1 billion during its most recently completed fiscal year. An issuer continues to be eligible for EGC status until the earliest of (1) the last day of the fiscal year during which it had total annual gross revenues of $1 billion or more (as indexed for inflation in the manner set forth in the JOBS Act), (2) the last day of the fiscal year of the issuer following the fifth anniversary of the date of its initial public offering (IPO), (3) the date on which it issued more than $1 billion in non-convertible debt in the previous three-year period, or (4) the date on which it became a large accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934.

Among other requirements, the JOBS Act exempts an EGC from the requirements to adopt new or revised accounting standards that are effective for public companies. Instead, the effective dates for private companies for such standards will apply to an EGC. Section 107(b) of the JOBS Act permits an EGC to “opt out” of the accounting standard exemption and apply new or revised accounting standards on the same basis as a public company.

Under the JOBS Act, the Company meets the definition of an EGC. During the period it continues to be eligible for EGC status, the Company will apply new or revised accounting standards following the effective dates for private companies.

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASU 2011-04). This accounting update generally aligns the principles for fair value measurements and the related disclosure requirements under U.S. GAAP and International Financial Reporting Standards. From a U.S. GAAP perspective, the amendments are largely clarifications, but some could have a significant effect on certain companies. A number of new disclosures also are required. Except for certain disclosures, the guidance applies to public and nonpublic companies and is to be applied prospectively. For public and nonpublic companies, the amendments are effective during interim and annual periods beginning after December 15, 2011. The Company adopted this accounting guidance effective January 1, 2012. The adoption of ASU 2011-04 did not result in a material impact to the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (ASU 2011-05). This accounting update requires entities to present items of net income and other comprehensive income either in a single continuous statement, or in separate, but consecutive, statements of net income and other comprehensive income. The new requirements do not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. However, the current option under existing standards to report other comprehensive income and its components in the statement of changes in equity is eliminated. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). The updated guidance defers the requirement in ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. The amendments apply to public and nonpublic companies and are to be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. Early adoption of the amendments is permitted. As disclosed above, the Company will apply new or revised accounting standards following the effective dates for nonpublic companies. Since early adoption of the amendments is permitted, the Company has elected to early adopt this accounting guidance effective January 1, 2012 and has presented the items of net income and other comprehensive income in a single continuous statement in this report. The adoption of ASU 2011-05 and ASU 2011-12 did not result in a material impact to the Company’s financial statements.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 3 — Net Income per Common Share

Basic net income per share is computed based on the weighted average number of common shares outstanding. Diluted net income per share is computed based on the weighted average number of common shares outstanding, increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares. Potentially dilutive shares of common stock include stock options and other stock-based awards granted under stock-based compensation plans and shares committed to be purchased under the employee stock purchase plan.

The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2012	2011
	(in thousands, except share and per share amounts)
Net Income	$4,782	$4,723
Less: dividends on redeemable convertible preferred stock	—	(1,031)
Less: undistributed earnings allocated to preferred shareholders	—	(1,259)

Net income attributable to common shareholders	$4,782	$2,433

Basic—weighted-average shares outstanding:	20,934,948	11,581,430
Effect of dilutive securities:
Employee stock options and warrants	1,248,737	1,286,824
Employee stock purchase plan	42,671	—

Diluted—weighted-average shares outstanding:	22,226,356	12,868,254

Net income per share attributable to common shareholders:
Basic	$0.23	$0.21

Diluted	$0.22	$0.19

Weighted average diluted shares for the three months ended March 31, 2011 excludes redeemable convertible preferred stock as it was anti-dilutive for the period.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the calculation of unaudited pro forma net income per basic and diluted share which gives effect to the conversion of all outstanding shares of redeemable convertible preferred stock as if the conversion had occurred on January 1, 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands, except share and per share amounts)
Net income attributable to common shareholders, as reported	$4,782	$2,433
Dividends on redeemable convertible preferred stock	—	1,031
Undistributed earnings allocated to preferred shareholders	—	1,259

Pro forma net income	$4,782	$4,723

Basic—weighted-average shares outstanding, as reported	20,934,948	11,581,430
Add: common shares from conversion of redeemable convertible preferred shares	—	5,991,790

Pro forma basic weighted average shares outstanding	20,934,948	17,573,220

Effect of dilutive securities:
Employee stock options and warrants	1,248,737	1,286,824
Employee stock purchase plan	42,671	—

Pro forma diluted—weighted-average shares outstanding:	22,226,356	18,860,044

Pro forma net income per share attributable to common shareholders:
Basic	$0.23	$0.27

Diluted	$0.22	$0.25

Note 4 — Fair Value Measurements

Accounting Standards Codification (ASC) 820, Fair Value Measurement (ASC 820), defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s cash consists of bank deposits. The Company’s short-term marketable securities consist of domestic certificates of deposits at various banks and treasury notes. The Company determines the fair value of all investments using Level I inputs.

As of March 31, 2012, financial instruments measured at fair value included cash, accounts receivable and accounts payable, the fair values of which approximated carrying values due to the short-term nature of these instruments.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

A summary of financial assets as of December 31, 2011 measured at fair value on a recurring basis follows:

	December 31, 2011
(in thousands)	Level 1	Level 2	Level 3
Financial Assets
Short-term marketable securities	$250	$—	$—

Total	$250	$—	$—

Note 5 — Inventory

Inventory consists primarily of raw materials, which are recorded at the lower of cost or market using the average-cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.

The Company’s inventory consists of the following:

	March 31,	December 31,
	2012	2011
	(in thousands)
Raw materials	$3,651	$3,463
Work in process	338	418

Total Inventory	3,989	3,881
Allowance for obsolescence	(84)	(84)

Inventory, net of allowance	$3,905	$3,797

Note 6 — Stockholders’ Equity

Initial Public Offering

In February 2012, the Company issued 4.9 million shares of common stock (including the exercise of the underwriters’ over-allotment shares) in conjunction with its initial public offering (IPO). The public offering price of the shares sold in the offering was $16.00 per share. The total gross proceeds from the IPO to the Company were $79.1 million. After deducting underwriting discounts and commissions and offering expenses payable by the Company, the aggregate net proceeds received by the Company totaled approximately $71.6 million. As of March 31, 2012, $0.1 million of offering costs remained unpaid and these costs are expected to be paid during the next fiscal quarter.

In August 2008, the Company entered into an investors’ rights agreement with Protomold Investment Company, LLC (PIC), which included a “put right” whereby PIC may require the Company to repurchase its shares of common stock any time after August 2, 2018. Upon completion of the IPO, the put rights of PIC terminated. Also in August 2008, the Company entered into a management rights agreement with North Bridge Growth Equity I, L.P. (North Bridge), which provides North Bridge with certain additional management and information rights. This management agreement terminated upon completion of the IPO.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Immediately prior to the consummation of the IPO, all outstanding shares of redeemable convertible preferred stock and redeemable common stock were converted into shares of common stock. Shares of redeemable convertible preferred stock were converted into 5,991,790 shares of common stock. All previously accrued dividends on the preferred stock have been released back into retained earnings as of March 31, 2012. Shares of redeemable common stock were converted into 3,189,648 shares of common stock. Refer to the table below for additional information regarding the conversion.

The following tables present the shares authorized and issued and outstanding as of the periods presented, as well as equity transactions related to the IPO (in thousands, except share data):

	March 31, 2012		December 31, 2011
	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Redeemable stock:
Redeemable convertible preferred stock, $0.001 par value	—	—	427,985	427,985
Redeemable common stock, $0.001 par value	—	—	3,189,648	3,189,648
Stockholders’ equity:
Preferred stock, $0.001 par value	10,000,000	—	—	—
Common stock, $0.001 par value	150,000,000	23,916,908	150,000,000	9,706,270

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2011	9,706,270	10	8,229	(27,744)	(738)	(20,243)
Common shares issued upon initial public offering	4,945,000	5	71,670	—	—	71,675
Common shares issued upon conversion of redeemable convertible preferred stock	5,991,790	6	66,070	—	—	66,076
Common shares issued upon conversion of redeemable common stock	3,189,648	3	816	—	—	819
Common shares issued on exercise of options and other	84,200	—	30	—		30
Preferred stock dividends	—	—	(14,289)	14,289	—	—
Stock-based compensation expense	—	—	850	—	—	850
Net income	—	—	—	4,782	—	4,782
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	458	458

Comprehensive income	—	—	—	—	—	5,240

Balance at March 31, 2012	23,916,908	24	133,376	(8,673)	(280)	124,447

Equity Incentive Plans

The Company has two equity incentive plans: the 2000 Stock Option Plan (2000 Plan) and the 2012 Long-Term Incentive Plan (2012 Plan). Upon the adoption of the 2012 Plan, all shares that were reserved under the 2000 Plan but not issued were assumed by the 2012 Plan. No additional shares will be issued under the 2000 Plan. Under the 2012 Plan, the Company has the ability to grant stock options, stock appreciation rights (SARs), restricted stock, stock units, other stock-based awards and cash incentive awards. Awards under the 2012 Plan will have a maximum term of ten years from the date of grant. The compensation committee may provide that the vesting or payment of any award will be subject to the attainment of specified performance measures in addition to the satisfaction of any continued service requirements, and the compensation committee will determine whether such measures have been achieved. The per share exercise price of stock options and SARs granted under the 2012 Plan generally may not be less than the fair market value of a share of our common stock on the date of the grant.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Under the fair value recognition provisions of U.S. GAAP for accounting for stock-based compensation, the Company measures stock-based compensation expense at the grant date based on the fair value of the award and recognizes the compensation expense over the requisite service period, which is generally the vesting period.

Employee Stock Purchase Plan

The Company’s 2012 Employee Stock Purchase Plan (ESPP) became effective on February 23, 2012. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15 percent of their eligible compensation, subject to plan limitations. The ESPP generally provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85 percent of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. Due to the timing of the IPO, the initial offering period under the ESPP will run eight-and-a-half months from the offering date of February 23, 2012 to November 15, 2012.

Stock-Based Compensation Expense

Stock-based compensation expense was $0.9 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively.

Stock Options

A summary of stock option activity for the three months ended March 31, 2012 is as follows:

		Weighted-
		Average
	Stock Options	Exercise Price
Options outstanding at December 31, 2011	2,099,300	$6.18
Granted	42,000	16.00
Exercised	(59,200)	0.51
Cancelled	—	0.00

Options outstanding—March 31, 2012	2,082,100	$6.54

Exercisable at March 31, 2012	1,128,700	$3.14

The outstanding options generally have a term of ten years. For employees, options granted become exercisable ratably over the vesting period, which is generally a 5-year period, beginning on the first anniversary of the grant date, subject to the employee’s continuing service to the Company. For directors, options generally become exercisable in full on the first anniversary of the grant date.

The weighted average grant date fair value of options that were granted for the three months ended March 31, 2012 was $8.17.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following table provides the assumptions used in the Black-Scholes pricing model valuation of options:

	Three months ended March 31,
	2012	2011
Risk-free interest rate	1.16%	3.35%
Expected life (years)	6.25	10
Expected volatility	53.00%	38.05%
Expected dividend yield	0%	0%

The following table presents the weighted-average assumptions used to estimate the fair value of the ESPP during the three months ended March 31, 2012:

Three months ended March 31, 2012
Risk-free interest rate	0.16%
Expected life (months)	8.5
Expected volatility	53.00%
Expected dividend yield	0%

As of March 31, 2012 there was $4.2 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 3.6 years.

Note 7 — Income Taxes

The Company is subject to income tax in multiple jurisdictions and the use of estimates is required to determine the provision for income taxes. For the three months ended March 31, 2012 and 2011 the Company recorded an income tax provision of $2.3 million and $2.3 million, respectively. The income tax provision is based on the estimated annual effective tax rate for the year applied to net income. The effective income tax rate for the three months ended March 31, 2012 was 32.3 percent compared with 32.5 percent in the same period of the prior year.

The effective income tax rate for the three month period ended March 31, 2012 differs from the U.S. federal statutory rate of 35 percent primarily due to the components of income.

The Company has liabilities related to unrecognized tax benefits totaling $0.4 million at March 31, 2012 and December 31, 2011 that if recognized would result in a reduction of the Company’s effective tax rate. There were no material adjustments to the unrecorded tax benefits during the three months ended March 31, 2012, and the Company does not anticipate that total unrecognized tax benefits will materially change in the next twelve months. The Company recognizes interest and penalties related to income tax matters in income tax expense, and reports the liability in current or long-term income taxes payable as appropriate.

Note 8 — Segment Information

The Company’s operations are comprised of three geographically-based operating segments in the United States, Europe and Japan included in the reportable segments of United States, Europe and Other. Each operating segment generates revenue by providing low-volume custom parts to product developers worldwide. Operations included in the category “Other” are not considered significant.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Certain operating expenses and total assets managed by the Company on a global basis are included in the United States segment. As a result, reportable segment income from operations is not representative of the income from operations of the geographies in the reportable segments.

Revenue, income from operations, depreciation and amortization, capital expenditures and total assets by segment are as follows:

	Three months ended March 31,
	2012	2011
	(in thousands)
Revenue:
United States	$23,132	$18,200
Europe	5,480	3,796
Other	1,358	339

Consolidated	$29,970	$22,335

Income from operations:
United States	$7,021	$6,875
Europe	1,460	849
Other	(843)	(651)

Consolidated	$7,638	$7,073

Depreciation and amortization:
United States	$1,004	$636
Europe	258	209
Other	66	48

Consolidated	$1,328	$893

Provision for income taxes:
United States	$2,092	$2,090
Europe	187	179
Other	—	—

Consolidated	$2,279	$2,269

Capital expenditures:
United States	$6,250	$1,152
Europe	679	784
Other	1,335	326

Consolidated	$8,264	$2,262

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

	March 31, 2012	December 31, 2011
	(in thousands)
Total assets:
United States	$127,553	$47,710
Europe	11,037	10,719
Other	5,185	3,897

Consolidated	$143,775	$62,326

The Company’s revenue is derived from two product lines, Protomold injection molding and Firstcut computer numerical control (CNC) machining. Total revenue by product line is as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Revenue
Protomold	$21,793	$16,921
First Cut	8,177	5,414

Total revenue	$29,970	$22,335

Note 9 — Geographic Information

Revenue to external customers based on the billing location of the end user customer and long-lived assets by geographic region are as follows:

	Three months ended March 31,
	2012	2011
	(in thousands)
Revenue:
United States	$22,175	$17,432
International
Europe	5,480	3,796
Other	2,315	1,107

Total international	$7,795	$4,903

Total revenue	$29,970	$22,335

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

	March 31,	December 31,
	2012	2011
	(in thousands)
Long-lived assets:
United States	$34,077	$28,831
International
Europe	3,916	3,377
Other	3,106	2,041

Total international	$7,022	$5,418

Total long-lived assets	$41,099	$34,249

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

Statements contained in this report regarding matters that are not historical or current facts are “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve known and unknown risks, uncertainties and other factors which may cause our results to be materially different than those expressed or implied in such statements. Certain of these risk factors and others are described in the “Risk Factors” section of the final prospectus relating to our IPO dated February 23, 2012, as filed with the SEC, as well as in our subsequent reports filed with the SEC. Other unknown or unpredictable factors also could have material adverse effects on our future results. We cannot guarantee future results, levels of activity, performance or achievements. Accordingly, you should not place undue reliance on these forward-looking statements. Finally, we expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Overview

We are a leading online and technology-enabled manufacturer of quick-turn CNC machined and injection molded custom parts for prototyping and short-run production. We provide “Real Parts, Really Fast” to product developers worldwide, who are under increasing pressure to bring their finished products to market faster than their competition. We believe low-volume manufacturing has historically been an underserved market due to the inefficiencies inherent in the quotation, equipment set-up and non-recurring engineering processes required to produce custom parts. Our proprietary technology eliminates most of the time-consuming and expensive skilled labor conventionally required to quote and manufacture parts in low volumes, and our customers conduct nearly all of their business with us over the Internet. We target our services to the millions of product developers who use three-dimensional computer-aided design (3D CAD) software to design products across a diverse range of end-markets. Our primary manufacturing services currently include Firstcut, which is our CNC machining service, and Protomold, which is our plastic injection molding service.

Key Financial Measures and Trends

Revenue

The Company’s operations are comprised of three geographically-based operating segments in the United States, Europe and Japan included in the reportable segments of United States, Europe, and Other. Revenue within these segments is derived from our Firstcut and Protomold services. Firstcut revenue consists of sales of CNC machined custom parts. Protomold revenue consists of sales of custom injection molds and injection-molded parts. Our revenue is generated from a diverse customer base, with no single customer company representing more than approximately 1% of our total revenue in the three months ended March 31, 2012. Our historical and current efforts to increase revenue have been directed at gaining new customers and selling to our existing customer base by increasing marketing and selling activities, offering additional services such as the introduction of our Firstcut service in 2007, expanding internationally such as the opening of our Japanese office in 2009, improving the usability of our services such as our web-centric applications, and expanding the breadth and scope of our products such as by adding more sizes and materials to our offerings. During the three months ended March 31, 2012, we sold our services to approximately 2,900 customer companies from our existing customer base, an increase of 36% over the comparable period in 2011, and to approximately 750 new customer companies gained during the three months ended March 31, 2012, an increase of 36% over the comparable period in 2011.

Cost of Revenue, Gross Profit and Gross Margin

Cost of revenue consists primarily of raw materials, employee salaries, bonuses, benefits, stock-based compensation, equipment depreciation and overhead allocations associated with the manufacturing process for molds and custom parts. We expect cost of revenue to increase in absolute dollars, but remain relatively constant as a percentage of total revenue.

We define gross profit as our revenue less our cost of revenue, and we define gross margin as gross profit expressed as a percentage of revenue. Our gross profit and gross margin are affected by many factors, including our pricing, our sales volume, our manufacturing costs, the costs associated with increasing production capacity, the mix between domestic and foreign revenue sources and foreign exchange rates. Our gross margins vary between geographic markets due primarily to the costs associated with starting new factories and our operating maturity in these markets. We believe that over time and with growth and maturity of our international business, gross margins will be generally consistent through all our markets.

Operating Expenses

Operating expenses consist of marketing and sales, research and development and general and administrative. Personnel-related costs are the most significant component of the marketing and sales, research and development and general and administrative expense categories.

Our recent growth in operating expenses is mainly due to higher headcounts to support our growth and expansion, and we expect that trend to continue. Our business strategy is to continue to be a leading online and technology-enabled manufacturer of quick-turn CNC machined and injection-molded custom parts for prototyping and short-run production. For us to achieve our goals, we anticipate continued substantial investments in technology and personnel, resulting in increased operating expenses.

Marketing and sales. Marketing and sales expense consists primarily of employee salaries, commissions, bonuses, benefits, stock-based compensation, marketing programs such as print and pay-per-click advertising, trade shows and direct mail, and other related overhead. We expect sales and marketing expense to increase in the future as we increase the number of marketing and sales professionals and marketing programs targeted to increase our customer base.

Research and development. Research and development expense consists primarily of employee salaries, bonuses, benefits, stock-based compensation, depreciation on equipment and other related overhead. All of our research and development costs have been expensed as incurred. We expect research and development expense to increase in the future as we seek to enhance and expand our service offerings.

General and administrative. General and administrative expense consists primarily of employee salaries, bonuses, benefits, stock-based compensation, professional service fees related to accounting, tax and legal, and other related overhead. We expect general and administrative expense to increase on an absolute basis and as a percentage of revenue as we continue to grow and expand our operations and develop the infrastructure necessary to operate as a public company. These expenses will include increased audit and legal fees, costs of compliance with securities and other regulations, implementation costs for compliance with the provisions of the Sarbanes-Oxley Act, investor relations expense and higher insurance premiums.

Other Income (Expense), net

Other income (expense), net primarily consists of foreign currency-related gains and losses, interest income on cash balances and interest expense on borrowings. Our foreign currency-related gains and losses will vary depending upon movements in underlying exchange rates. Our interest income will vary each reporting period depending on our average cash balances during the period and the current level of interest rates. Our interest expense will vary based on borrowings and interest rates.

Provision for Income Taxes

Provision for income taxes is comprised of federal, state, local and foreign taxes based on pre-tax income. We expect income taxes to increase as our taxable income increases and our effective tax rate to remain relatively constant.

Results of Operations

The following table sets forth a summary of our results of operations and the related changes for the periods indicated. The results below are not necessarily indicative of the results for future periods.

	Three Months Ended March 31,				Change
	2012		2011		$	%
	(dollars in thousands)
Revenue	$29,970	100.0%	$22,335	100.0%	$7,635	34.2%
Cost of revenue	12,243	40.9	8,429	37.7	3,814	45.2

Gross profit	17,727	59.1	13,906	62.3	3,821	27.5
Operating expenses:
Marketing and sales	4,441	14.8	3,215	14.4	1,226	38.1
Research and development	1,660	5.5	1,112	5.0	548	49.3
General and administrative	3,988	13.3	2,506	11.2	1,482	59.1

Total operating expenses	10,089	33.6	6,833	30.6	3,256	47.7

Income from operations	7,638	25.5	7,073	31.7	565	8.0
Other expense, net	577	1.9	81	0.4	496	612.3

Income before income taxes	7,061	23.6	6,992	31.3	69	1.0
Provision for income taxes	2,279	7.6	2,269	10.1	10	0.4

Net income	$4,782	16.0%	$4,723	21.2%	$59	1.2%

Stock-based compensation expense included in the statements of operations data above is as follows:

	Three months ended March 31,
	2012	2011
	(dollars in thousands)
Stock options and grants	$797	$198
Employee stock purchase plan	53	—

Total stock-based compensation expense	$850	$198

Cost of revenue	$45	$19
Operating expenses:
Marketing and sales	73	46
Research and development	78	69
General and administrative	654	64

Total stock-based compensation expense	$850	$198

Comparison of Three Months Ended March 31, 2012 and 2011

Revenue

Revenue and the related changes for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012		2011		Change
	$	% of Total Revenue	$	% of Total Revenue	$	%
	(dollars in thousands)
Revenue
Protomold	$21,793	72.7%	$16,921	75.8%	$4,872	28.8%
First Cut	8,177	27.3	5,414	24.2	2,763	51.0

Total revenue	$29,970	100.0%	$22,335	100.0%	$7,635	34.2%

Revenue by geographic region, based on the billing location of the end customer, is summarized as follows:

	Three Months Ended March 31,
	2012		2011		Change
	$	% of Total Revenue	$	% of Total Revenue	$	%
	(dollars in thousands)
Revenue
United States	$22,175	74.0%	$17,432	78.0%	$4,743	27.2%
International	7,795	26.0	4,903	22.0	2,892	59.0

Total revenue	$29,970	100.0%	$22,335	100.0%	$7,635	34.2%

Our revenue increased $7.6 million, or 34.2%, for the three months ended March 31, 2012 compared to the same period in 2011. Of this growth, approximately $4.7 million was attributable to sales to approximately 2,900 existing customer companies, and approximately $2.9 million was attributable to sales to approximately 750 new customer companies acquired during the three months ended March 31, 2012. Our overall revenue growth was driven by a 27.2% increase in U.S. revenue, a 59.0%

increase in international revenue, a 28.8% increase in Protomold revenue and a 51.0% increase in Firstcut revenue, in each case for the three months ended March 31, 2012 compared to the same period in 2011. Our revenue increases were primarily driven by greater spending on marketing and increases in selling personnel. International revenue was adversely impacted by $0.5 million in the three months ended March 31, 2012 compared to the same period in 2011 due to strengthening of the U.S. dollar relative to certain foreign currencies, particularly the Japanese Yen. The effect of pricing changes on revenue was immaterial for the three months ended March 31, 2012 compared to the same period in 2011.

Revenue by reportable segment is summarized as follows:

	Three Months Ended March 31,
	2012		2011		Change
	$	% of Total Revenue	$	% of Total Revenue	$	%
	(dollars in thousands)
Revenue
United States	$23,132	77.2%	$18,200	81.5%	$4,932	27.1%
Europe	5,480	18.3	3,796	17.0	1,684	44.4
Other	1,358	4.5	339	1.5	1,019	300.6

Total revenue	$29,970	100.0%	$22,335	100.0%	$7,635	34.2%

For our United States segment, revenue increased $4.9 million, or 27.1%, for the three months ended March 31, 2012 compared to the same period in 2011. Of this growth, approximately $3.1 million was attributable to sales to approximately 2,200 existing customer companies, and approximately $1.8 million was attributable to sales to approximately 450 new customer companies acquired during the first three months ended March 31, 2012. Our United States revenue increase was primarily driven by greater spending on marketing and increases in selling personnel.

For our Europe segment, revenue increased $1.7 million, or 44.4%, for the three months ended March 31, 2012 compared to the same period in 2011. Of this growth, approximately $0.9 million was attributable to sales to approximately 530 existing customer companies, and approximately $0.8 million was attributable to sales to approximately 200 new customer companies acquired during the first three months ended March 31, 2012. Our Europe revenue increase was primarily driven by greater spending on marketing and increases in selling personnel.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $3.8 million, or 45.2%, for the three months ended March 31, 2012 compared to the same period in 2011 due to raw material and production cost increases of $1.5 million to support increased sales volumes, equipment and facility-related cost increases of $0.5 million and an increase in direct labor headcount resulting in personnel and related cost increases of $1.8 million.

Gross Profit and Gross Margin. Gross profit increased due to increases in revenue offset by the cost of revenue as discussed above. Gross margin decreased primarily as a result of increases in direct labor personnel and a slight decline in equipment utilization, which resulted from the increase in capacity related to capital equipment acquisition.

Operating Expenses, Other Income (Expense), net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expense increased $1.2 million, or 38.1%, for the three months ended March 31, 2012 compared to the same period in 2011 due to a $0.4 million increase in marketing program costs and an increase in headcount resulting in personnel and related cost increases of $0.8 million.

Research and Development. Our research and development expense increased $0.5 million for the three months ended March 31, 2012 compared to the same period in 2011 due to an increase in headcount resulting in personnel and related cost increases of $0.3 million, operating cost increases of $0.1 million and professional services of $0.1 million for outside consulting service.

General and Administrative. Our general and administrative expense increased $1.5 million for the three months ended March 31, 2012 compared to the same period in 2011 due to stock-based compensation increases of $0.6 million, an increase in headcount resulting in personnel and related cost increases of $0.5 million, administrative costs of $0.1 million and professional services of $0.3 million for outside legal and accounting.

Other Income (Expense), net. Other expense, net increased $0.5 million for the three months ended March 31, 2012 compared to the same period in 2011 due to changes in foreign currency rates.

Provision for Income Taxes. Our income tax provision and effective tax rates were materially consistent for the three months ended March 31, 2012 compared to the same period in 2011. Our effective tax rate was 32.3% for the three months ended March 31, 2012 compared to 32.5% for the same period in 2011.

Segment Income from Operations

Income from operations by segment and the related changes for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012		2011		Change
	$	% of Segment Revenue	$	% of Segment Revenue	$	%
	(dollars in thousands)
Income from operations:
United States	$7,021	30.4%	$6,875	37.8%	$146	2.1%
Europe	1,460	26.6	849	22.4	611	72.0
Other	(843)	(62.1)	(651)	(192.0)	(192)	(29.5)

Total income from operations	$7,638	25.5%	$7,073	31.7%	$565	8.0%

Income from operations for the United States segment increased $0.1 million, or 2.1%, and as a percentage of segment revenue decreased to 30.4% from 37.8%, in each case for the three months ended March 31, 2012 compared to the same period in 2011. Income from operations for the United States segment increased due to a 27.1% increase in revenue offset by increased costs as previously discussed.

Income from operations for the Europe segment increased $0.6 million, or 72.0%, and as a percentage of segment revenue increased to 26.6% from 22.4%, in each case for the three months ended March 31, 2012 compared to the same period in 2011. Income from operations for the Europe segment increased due to a 44.4% increase in revenue, higher factory utilization and operating expenses growing at a slower rate than revenue.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(dollars in thousands)
Net cash provided by operating activities	$7,411	$5,996
Net cash used in investing activities	(8,014)	(2,012)
Net cash provided by (used in) financing activities	71,611	(425)
Effect of exchange rates on cash	536	27

Net increase in cash	$71,544	$3,586

Sources of Liquidity

Historically we have financed our operations and capital expenditures through operations, lease financing and the use of bank loans. In addition, we have financed our common stock repurchases through issuance of preferred stock, bank loans and cash balances. In February 2012, we completed the IPO of our common stock, which provided us with $71.6 million of cash, net of underwriting discounts and commissions and offering expenses payable by us. We had cash of $79.7 million as of March 31, 2012, an increase of $71.5 million from December 31, 2011. The increase in our cash was due primarily to cash received from the IPO of our common stock.

Cash Flows from Operating Activities

Cash generated by operating activities was $7.4 million for the three months ended March 31, 2012. We had net income of $4.8 million, which included non-cash charges consisting of $1.3 million in depreciation and $0.9 million in stock-based compensation. Other sources of cash in operating activities totaled $0.4 million, which included an increase in income taxes payable of $2.0 million, an increase in accounts payable of $1.3 million and an increase in accrued liabilities of $0.4 million, which were partially offset by an increase in accounts receivable of $3.2 million and an increase in inventory of $0.1 million. The increase in accounts receivable reflects increases in revenue.

Cash generated by operating activities was $6.0 million for the three months ended March 31, 2011. We had net income of $4.7 million, which included non-cash charges consisting of $0.9 million in depreciation and $0.2 million in stock-based compensation expense. Other sources of cash in operating activities totaled $0.2 million, which included an increase in income taxes payable of $1.2 million, an increase in accounts payable of $0.7 million, an increase in accrued liabilities of $0.7 million and a decrease in pre-paid expenses of $0.1 million, which were partially offset by an increase in accounts receivable of $2.3 million and an increase in inventory of $0.2 million. The increase in accounts receivable reflects increases in revenue.

Cash Flows from Investing Activities

Cash used in investing activities was $8.0 million for the three months ended March 31, 2012, consisting of $8.3 million for the purchase of property and equipment and a net reduction of short-term investments of $0.3 million.

Cash used in investing activities was $2.0 million for the three months ended March 31, 2011, consisting of $2.3 million for the purchase of property and equipment and a net reduction of short-term investments of $0.3 million.

Cash Flows from Financing Activities

Cash generated in financing activities was $71.6 million for the three months ended March 31, 2012, consisting primarily of $71.7 million from the IPO of our common stock reduced by $0.1 million for payments of debt.

Cash used in financing activities was $0.4 million for the three months ended March 31, 2011. The primary use of funds was for net payments on debt of $0.6 million, which was partially offset by stock option and warrant exercises of $0.2 million.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Critical Accounting Policies and Use of Estimates

We have adopted various accounting policies to prepare the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Our most significant accounting policies are discussed herein.

The preparation of the consolidated financial statements, in conformity with U.S. GAAP, requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying Notes. Our estimates and assumptions, including those related to revenue recognition, the allowance for doubtful accounts, inventory valuation, stock-based compensation and income taxes, are updated as appropriate, which in most cases is quarterly.

We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Management has discussed the development, selection and disclosure of these estimates with the audit committee of our board of directors. Our actual results may differ significantly from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue in accordance with ASC 605, Revenue Recognition, or ASC 605, which states that revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price to the buyer is fixed or determinable, and (4) collectability is reasonably assured.

Revenue is generally recognized upon transfer of title and risk of loss, which for us is upon shipment of parts.

Allowance for Doubtful Accounts

We carry our accounts receivable at their face amount less an allowance for doubtful accounts. On a periodic basis, we evaluate our accounts receivable and establish an allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions taking into account the history of write-offs and collections. A receivable is considered past due if payment has not been received within the period agreed upon in the invoice. Accounts receivable are written off after all collection efforts have been exhausted. To date, we have not incurred any write-offs of accounts receivable significantly different than the amounts reserved. We believe appropriate reserves have been established, but they may not be indicative of future write-offs. Our allowance for doubtful accounts as of March 31, 2012 and December 31, 2011 was $0.1 million and $0.1 million, respectively. Our allowance for doubtful accounts has decreased as a percentage of accounts receivable due to improvements in account aging driven by stronger credit policies.

We also record a provision for estimated product returns and allowances in the period in which the related revenue is recorded. This provision against current gross revenue is based principally on historical rates of sales returns.

Inventory Valuation and Inventory Reserves

Inventory consists primarily of raw materials, which are recorded at the lower of cost or market, using the average-cost method, which approximates first-in, first-out, or FIFO, cost. We periodically review our inventory for slow-moving, damaged and discontinued items and provide reserves to reduce such items identified to their recoverable amounts. Our inventory allowance for obsolescence is not material as of March 31, 2012 or December 31, 2011.

Stock-Based Compensation

We determine our stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation (ASC 718), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors based on the grant date fair value of the award.

Determining the appropriate fair value model and calculating the fair value of stock option grants requires the input of highly subjective assumptions. We use the Black-Scholes option pricing model to value our stock option awards. Stock-based compensation expense is significant to our consolidated financial statements and is calculated using our best estimates, which involve inherent uncertainties and the application of management’s judgment. Significant estimates include our expected term, stock price volatility and forfeiture rates. If different estimates and assumptions had been used, our common stock valuations could be significantly different and related stock-based compensation expense may be materially impacted.

The Black-Scholes option pricing model requires inputs such as the risk-free interest rate, expected term, expected volatility and expected dividend yield. We base the risk-free interest rate that we use in the Black-Scholes option pricing model on zero coupon U.S. Treasury instruments with maturities similar to the expected term of the award being valued. The expected term represents the weighted average period that our stock options are expected to be outstanding. The expected term is based on the observed and expected time to post-vesting exercise of options by employees and non-employee directors and considers the impact of post-vesting award forfeitures. As we have been operating as a private company with a limited market for our stock since inception to the completion of our IPO in February 2012, we estimate the volatility of our common stock based on volatility of a peer group of comparable publicly traded companies for which historical information is available. We have never paid and do not anticipate paying any cash dividends in the foreseeable future and, therefore, we use an expected dividend yield of zero in the option pricing model. In order to properly attribute compensation expense, we are required to estimate pre-vesting forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest. If our actual forfeiture rate is materially different from our estimate, stock-based compensation expense could be significantly different from what has been recorded.

We allocate stock-based compensation expense on a straight-line basis over the requisite service period.

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes (ASC 740). Under this method, the Company determines tax assets and liabilities based upon the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities and equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax basis of assets or liabilities and their reported amounts in the financial statements. Because we assume that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, giving rise to a deferred tax asset or liability.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, ASC 740 provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Recent Accounting Pronouncements

On April 5, 2012, President Obama signed into law the Jumpstart Our Business Startups Act (JOBS Act), which establishes a new category of issuer called an emerging growth company (EGC). Under the JOBS Act, an EGC is defined as an issuer with total annual gross revenues less than $1 billion during its most recently completed fiscal year. An issuer continues to be eligible for EGC status until the earliest of (1) the last day of the fiscal year during which it had total annual gross revenues of $1 billion or more (as indexed for inflation in the manner set forth in the JOBS Act), (2) the last day of the fiscal year of the issuer following the fifth anniversary of the date of its IPO, (3) the date on which it issued more than $1 billion in non-convertible debt in the previous three-year period, or (4) the date on which it became a large accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934.

The JOBS Act exempts an EGC from the following requirements during the period of eligibility:

•

Having an independent auditor assess its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act. However, an EGC would still have to comply with the Section 404(a) requirement that management assess its internal control over financial reporting, generally beginning with its second annual report on Form 10-K.

•	Adopting new or revised accounting standards that are effective for public companies. Instead, the effective dates of such accounting standards for private companies would apply.

•

Complying with “say-on-pay” vote requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act. An EGC would satisfy executive compensation disclosures in a manner consistent with a smaller reporting company.

•

Complying with future changes to PCAOB auditing standards related to mandatory audit firm rotation and an Auditors Discussion & Analysis statement (if adopted). Other new standards would not apply to audits of EGCs unless the SEC decides that they should after considering the protection of investors and whether the action will promote efficiency, competition and capital formation.

With the exception of the treatment for accounting standards, each of these exemptions is voluntary and an EGC may choose to operate as an EGC as it deems appropriate. Section 107(b) of the JOBS Act permits an EGC to “opt out” of the exemption to adopt new or revised accounting standards when they are effective for private companies and instead apply such standards on the same basis as a public company. Under section 107(b)(3), such decision to opt-out is irrevocable, and the EGC must continue to comply with such standards to the same extent that a public company is required for as long as the company remains an EGC.

Under the JOBS Act, we meet the definition of an EGC. During the period we continue to be eligible for EGC status, we will apply new or revised accounting standards following the effective dates for private companies.

For information on recent accounting pronouncements, see Note 2 to the consolidated financial statements appearing in Part I, Item 1 in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Foreign Currency Risk

As a result of our foreign operations, we have revenue and expenses, assets and liabilities that are denominated in foreign currencies. A number of our employees are located in Europe and Japan. Therefore, a portion of our payrolls and operating expenses are paid and incurred in the British Pound, Euro and Yen. Our operating results and cash flows are adversely impacted when the U.S. dollar depreciates relative to other foreign currencies. We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk. Foreign currency risk can be quantified by estimating the change in cash flows resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would not have a material impact on our results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures are effective and provided reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time frames specified in the SEC’s rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of the date of these financial statements, we do not believe we are party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business.

Item 1A. Risk Factors

There have been no material changes from the risk factors we previously disclosed under the heading “Risk Factors” in our final prospectus for our IPO dated February 23, 2012 and filed with the SEC on February 27, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Sales of Unregistered Securities

Between January 1, 2012 and February 23, 2012 (the date of the filing of our registration statement on Form S-8, No. 333-179651), we issued an aggregate of 59,200 shares of common stock that were not registered under the Securities Act of 1933 to our employees pursuant to the exercise of stock options for cash consideration with aggregate exercise proceeds of approximately $30,000. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act of 1933. The recipients of these shares of common stock represented their intentions to acquire the shares for investment only and not with a view to or for sale in connection with any distribution, and appropriate legends were affixed to the share book entry records issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us.

(b)	Use of Proceeds from Public Offering of Common Stock

On February 23, 2012, our registration statement on Form S-1 (No. 333-175745) was declared effective for our IPO, and on February 29, 2012 we consummated the IPO consisting of 4,945,000 shares of our common stock for $16.00 per share, including the underwriters’ exercise of their IPO over-allotment option for an additional 645,000 shares issued and sold by us for $16.00 per share. The underwriters of the offering were Jefferies & Company, Inc., Piper Jaffray & Co., William Blair & Company, L.L.C. and Craig-Hallum Capital Group, LLC. Following the sale of the shares in connection with the closing of the IPO, the offering terminated. As a result of the IPO, including the underwriters’ over-allotment option, we received total net proceeds of approximately $71.6 million, after deducting total expenses of $7.5 million, consisting of underwriting discounts and commissions of $5.5 million and offering-related expenses of approximately $2.0 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. We have used and intend to use the net proceeds from our IPO for working capital and other general corporate purposes. We may also use a portion of the net proceeds to license, acquire or invest in complementary businesses, technologies, products or assets, as well as add incremental capacity. There has been no material change in the planned use of proceeds from our IPO from that described in the final Prospectus filed with the SEC pursuant to Rule 424(b)(4) on February 27, 2012.

Item 6. Exhibits.

The following documents are filed as part of this report:

Exhibit Number	Description of Exhibit

3.1(1)	Third Amended and Restated Articles of Incorporation of Proto Labs, Inc.

3.2(2)	Amended and Restated By-Laws of Proto Labs, Inc.

10.1(3)#	2012 Long-Term Incentive Plan

10.2(4)#	Form of Incentive Stock Option Agreement under 2012 Long-Term Incentive Plan

10.3(5)#	Form of Non-Statutory Stock Option Agreement (Directors) under 2012 Long-Term Incentive Plan

10.4(6)#	Form of Non-Statutory Stock Option Agreement (U.S. Employees) under 2012 Long-Term Incentive Plan

10.5(7)#	Form of Non-Statutory Stock Option Agreement (U.K. Employees) under 2012 Long-Term Incentive Plan

10.6(8)#	Employee Stock Purchase Plan

10.7(9)	Stock Subscription Warrant issued to John B. Tumelty

10.8(10)#	2000 Stock Option Plan, as amended

10.9(11)#	Form of Incentive Stock Option Agreement under 2000 Stock Option Plan

10.10(12)#	Form of Non-Statutory Stock Option Agreement (Directors) under 2000 Stock Option Plan

10.11(13)#	Form of Non-Statutory Stock Option Agreement (U.S. Employees) under 2000 Stock Option Plan

10.12(14)#	Form of Non-Statutory Stock Option Agreement (U.S. Employees) under 2000 Stock Option Plan

10.13(15)#	Form of Non-Statutory Stock Option Agreement (U.K. Employees) under 2000 Stock Option Plan

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012, and incorporated by reference herein.
(3)	Previously filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012, and incorporated by reference herein.
(4)	Previously filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012, and incorporated by reference herein.
(5)	Previously filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012, and incorporated by reference herein.
(6)	Previously filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012, and incorporated by reference herein.
(7)	Previously filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012, and incorporated by reference herein.
(8)	Previously filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012, and incorporated by reference herein.
(9)	Previously filed as Exhibit 99.7 to the Company’s Registration Statement on Form S-8 (File No. 333-179651), filed with the Commission on February 23, 2012, and incorporated by reference herein.
(10)	Previously filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011, and incorporated by reference herein.
(11)	Previously filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011, and incorporated by reference herein.
(12)	Previously filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011, and incorporated by reference herein.
(13)	Previously filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011, and incorporated by reference herein.
(14)	Previously filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011, and incorporated by reference herein.
(15)	Previously filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011, and incorporated by reference herein.
#	Indicates management contract or compensatory plan or arrangement.
*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
**	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Proto Labs, Inc.

Date: May 4, 2012	/s/ Bradley A. Cleveland

Bradley A. Cleveland
President and Chief Executive Officer

Date: May 4, 2012	/s/ John R. Judd
John R. Judd
Chief Financial Officer