Form 10-Q
period 2012-06-30
Proto Labs Inc
filed 2012-07-25
CIK 1443669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-35435

Proto Labs, Inc.

(Exact name of registrant as specified in its charter)

Minnesota	41-1939628
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5540 Pioneer Creek Drive Maple Plain, Minnesota	55359
(Address of principal executive offices)	(Zip Code)

(763) 479-3680

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☑  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☑  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,935,578 shares of Common Stock, par value $0.001 per share, were outstanding at July 16, 2012.

Proto Labs, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Proto Labs, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$44,386	$8,135
Short-term marketable securities	14,269	250
Accounts receivable, net of allowance for doubtful accounts of $134 and $97 as of June 30, 2012 and December 31, 2011, respectively	13,717	11,533
Inventory	3,986	3,797
Prepaid expenses and other current assets	3,529	3,430
Deferred tax assets	932	932

Total current assets	80,819	28,077
Property and equipment, net	44,083	34,249
Long-term marketable securities	20,073	—

Total assets	$144,975	$62,326

Liabilities, redeemable convertible preferred stock, redeemable common stock and shareholders’ equity (deficit)
Current liabilities
Accounts payable	$4,055	$4,431
Accrued compensation	3,719	4,767
Accrued liabilities and other	725	318
Income taxes payable	690	33
Current portion of long-term debt obligations	378	390

Total current liabilities	9,567	9,939
Deferred tax liability	4,252	4,252
Long-term debt obligations	432	613
Other	815	871
Redeemable convertible stock
Redeemable convertible preferred stock, $0.001 par value, authorized, issued and outstanding 0 and 427,985 shares as of June 30, 2012 and December 31, 2011, respectively	—	66,075
Redeemable common stock, $0.001 par value, issued and outstanding 0 and 3,189,648 shares as of June 30, 2012 and December 31, 2011, respectively	—	819
Shareholders’ equity (deficit)
Preferred stock, $0.001 par value, authorized 10,000,000 and 0 shares; issued and outstanding 0 shares as of June 30, 2012 and December 31, 2011, respectively	—	—
Common stock, $0.001 par value, authorized 150,000,000 shares; issued and outstanding 23,935,578 and 9,706,270 shares as of June 30, 2012 and December 31, 2011, respectively	24	10
Additional paid in capital	134,007	8,229
Accumulated equity (deficit)	(3,527)	(27,744)
Accumulated other comprehensive income (loss)	(595)	(738)

Total shareholders’ equity (deficit)	129,909	(20,243)

Total liabilities, redeemable convertible preferred stock, redeemable common stock and shareholders’ equity (deficit)	$144,975	$62,326

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Statements of Operations:
Revenue	$29,951	$24,052	$59,921	$46,387
Cost of revenue	12,239	9,517	24,482	17,946

Gross profit	17,712	14,535	35,439	28,441
Operating expenses
Marketing and sales	4,557	3,924	8,998	7,139
Research and development	2,401	1,223	4,061	2,335
General and administrative	3,288	2,753	7,276	5,259

Total operating expenses	10,246	7,900	20,335	14,733

Income from operations	7,466	6,635	15,104	13,708
Other income (expense), net	173	78	(404)	(3)

Income before income taxes	7,639	6,713	14,700	13,705
Provision for income taxes	2,493	2,182	4,772	4,451

Net income	5,146	4,531	9,928	9,254
Less: dividends on redeemable preferred stock	—	(1,042)	—	(2,073)
Less: undistributed earnings allocated to preferred shareholders	—	(1,160)	—	(2,419)

Net income attributable to common shareholders	$5,146	$2,329	$9,928	$4,762

Net income per share:
Basic	$0.22	$0.19	$0.44	$0.40

Diluted	$0.20	$0.17	$0.42	$0.37

Shares used to compute net income per share:
Basic	23,929,886	12,007,674	22,432,415	12,013,876
Diluted	25,280,835	13,364,610	23,743,122	12,966,086

Comprehensive income	$4,831	$4,415	$10,071	$9,280

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
Operating activities
Net income	$9,928	$9,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,768	1,882
Stock-based compensation expense	1,620	411
Changes in operating assets and liabilities:
Accounts receivable	(2,268)	(3,083)
Inventories	(189)	(375)
Prepaid expenses and other	27	236
Income taxes	660	(6)
Accounts payable	(363)	593
Accrued liabilities and other	(705)	1,525

Net cash provided by operating activities	11,478	10,437

Investing activities
Purchases of property and equipment	(12,664)	(6,350)
Purchases of marketable securities	(34,342)	—
Proceeds from sale of marketable securities	250	500

Net cash used in investing activities	(46,756)	(5,850)

Financing activities
Proceeds from initial public offering, net of offering costs	71,530	—
Proceeds from issuance of debt	—	637
Payments on debt	(191)	(3,885)
Proceeds from exercises of warrants and stock options	37	547

Net cash provided by (used in) financing activities	71,376	(2,701)

Effect of exchange rate changes on cash and cash equivalents	153	14

Net increase in cash and cash equivalents	36,251	1,900
Cash and cash equivalents, beginning of period	8,135	6,101

Cash and cash equivalents, end of period	$44,386	$8,001

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1—Basis of Presentation

The unaudited interim Consolidated Financial Statements of Proto Labs, Inc. (Proto Labs, the Company, we, us or our) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s statement of financial position, results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, these adjustments consist of normal, recurring items. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

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

On February 21, 2012, the Company executed a 14-for-1 forward stock split of the Company’s common stock. The consolidated financial statements for all periods and dates presented give retroactive effect to the stock split.

Note 2—Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASU 2011-04). This accounting update generally aligns the principles for fair value measurements and the related disclosure requirements under U.S. GAAP and International Financial Reporting Standards (IFRS). From a U.S. GAAP perspective, the amendments are largely clarifications, but some could have a significant effect on certain companies. A number of new disclosures also are required. Except for certain disclosures, the guidance applies to public and nonpublic companies and is to be applied prospectively. For public and nonpublic companies, the amendments are effective during interim and annual periods beginning after December 15, 2011. The Company adopted this accounting guidance effective January 1, 2012. The adoption of ASU 2011-04 did not result in a material impact to the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (ASU 2011-05). This accounting update requires entities to present items of net income and other comprehensive income either in a single continuous statement, or in separate, but consecutive, statements of net income and other comprehensive income. The new requirements do not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. However, the current option under existing standards to report other comprehensive income and its components in the statement of changes in equity is eliminated. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). The updated guidance defers the requirement in ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. The amendments apply to public and nonpublic companies and are to be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this accounting guidance effective January 1, 2012 and has presented net income and comprehensive income in a single continuous statement in this report. The adoption of ASU 2011-05 and ASU 2011-12 did not result in a material impact to the Company’s financial statements.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 3—Net Income per Common Share

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

The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2012	2011	2012	2011
Net Income	$5,146	$4,531	$9,928	$9,254
Less: dividends on redeemable convertible preferred stock	—	(1,042)	—	(2,073)
Less: undistributed earnings allocated to preferred shareholders	—	(1,160)	—	(2,419)

Net income attributable to common shareholders	$5,146	$2,329	$9,928	$4,762

Basic—weighted-average shares outstanding:	23,929,886	12,007,674	22,432,415	12,013,876
Effect of dilutive securities:
Employee stock options, warrants and other	1,350,949	1,356,936	1,310,707	952,210

Diluted—weighted-average shares outstanding:	25,280,835	13,364,610	23,743,122	12,966,086

Net income per share attributable to common shareholders:
Basic	$0.22	$0.19	$0.44	$0.40

Diluted	$0.20	$0.17	$0.42	$0.37

Weighted-average diluted shares for the three and six month periods ended June 30, 2011 excludes redeemable convertible preferred stock as it was anti-dilutive for the periods.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the calculation of unaudited pro forma basic and diluted net income per share which gives effect to the conversion of all outstanding shares of redeemable convertible preferred stock as if the conversion had occurred on January 1, 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2012	2011	2012	2011
Net income attributable to common shareholders, as reported	$5,146	$2,329	$9,928	$4,762
Dividends on redeemable convertible preferred stock	—	1,042	—	2,073
Undistributed earnings allocated to preferred shareholders	—	1,160	—	2,419

Pro forma net income	$5,146	$4,531	$9,928	$9,254

Basic—weighted-average shares outstanding, as reported	23,929,886	12,007,674	22,432,415	12,013,876
Add: common shares from conversion of redeemable convertible preferred shares	—	5,991,790	—	5,991,790

Pro forma basic weighted-average shares outstanding	23,929,886	17,999,464	22,432,415	18,005,666

Effect of dilutive securities:
Employee stock options, warrants and other	1,350,949	1,356,936	1,310,707	952,210

Pro forma diluted—weighted-average shares outstanding:	25,280,835	19,356,400	23,743,122	18,957,876

Pro forma net income per share attributable to common shareholders:
Basic	$0.22	$0.25	$0.44	$0.51

Diluted	$0.20	$0.23	$0.42	$0.49

Note 4—Inventory

Inventory consists primarily of raw materials, which are recorded at the lower of cost or market using the average-cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.

The Company’s inventory consists of the following:

	June 30,	December 31,
(in thousands)	2012	2011
Raw materials	$3,738	$3,463
Work in process	333	418

Total Inventory	4,071	3,881
Allowance for obsolescence	(85)	(84)

Inventory, net of allowance	$3,986	$3,797

Note 5—Marketable Securities

During the three months ended June 30, 2012, the Company invested a portion of its cash in various marketable securities. The Company invests in agency, municipal and corporate bonds, and commercial paper and other securities. The securities are categorized as held-to-maturity and are recorded at amortized cost. Categorization as held-to-maturity is based on the Company’s ability and intent to hold these securities to maturity. The following is a summary of the amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current) as of June 30, 2012:

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

	June 30, 2012
(in thousands)	Amortized Cost	Unrealized Losses	Fair Value
U.S. government agency securities	$4,011	$—	$4,011
Corporate debt securities	3,338	(3)	3,335
Commercial paper	1,999	(1)	1,998
U.S. municipal securities	2,937	—	2,937
Certificates of deposit/time deposits	1,984	(3)	1,981

Current marketable securities	14,269	(7)	14,262

U.S. government agency securities	14,013	(7)	14,006
Corporate debt securities	5,056	(11)	5,045
U.S. municipal securities	1,004	(2)	1,002

Non-current marketable securities	20,073	(20)	20,053

Total marketable securities	$34,342	$(27)	$34,315

Fair values for the U.S. municipal and corporate debt securities are primarily determined based on quoted market prices (Level 1). Fair values for the U.S. government agency securities, certificates of deposit and commercial paper are primarily determined using dealer quotes or quoted market prices for similar securities (Level 2).

The Company tests for other than temporary losses on a quarterly basis and has considered the unrealized losses indicated above to be temporary in nature. The Company intends, and has the ability, to hold the investments to maturity and recover the full principal.

Classification of marketable securities as current or non-current is based upon the security’s maturity date as of the date of these financial statements.

Note 6—Fair Value Measurements

Accounting Standards Codification (ASC) 820, Fair Value Measurement (ASC 820), defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

The Company’s cash consists of bank deposits. The Company’s cash equivalents measured at fair value as of June 30, 2012 consist of money market mutual funds. The Company’s short-term marketable securities measured at fair value as of December 31, 2011 consisted of domestic certificates of deposits at various banks and treasury notes. The Company determines the fair value of these investments using Level I inputs.

A summary of financial assets as of June 30, 2012 and December 31, 2011 measured at fair value on a recurring basis follows:

	June 30, 2012			December 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents
Money market mutual fund	$30,531	$—	$—	$—	$—	$—
Short-term marketable securities
Certificates of deposit and treasury notes	—	—	—	250	—	—

Total	$30,531	$—	$—	$250	$—	$—

Note 7—Shareholders’ Equity

Initial Public Offering

In February 2012, the Company issued 4.9 million shares of common stock (including the exercise of the underwriters’ over-allotment shares) in conjunction with its initial public offering (IPO). The public offering price of the shares sold in the offering was $16.00 per share. The total gross proceeds from the IPO to the Company were $79.1 million. After deducting underwriting discounts and commissions and offering expenses payable by the Company, the aggregate net proceeds received by the Company totaled approximately $71.5 million. As of June 30, 2012, all offering costs have been recorded.

Immediately prior to the consummation of the IPO, all outstanding shares of redeemable convertible preferred stock and redeemable common stock were converted into shares of common stock. Shares of redeemable convertible preferred stock were converted into 5,991,790 shares of common stock. All previously accrued dividends on the preferred stock were released back into retained earnings. Shares of redeemable common stock were converted into 3,189,648 shares of common stock. Refer to the tables below for additional information regarding the conversion.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present the shares authorized and issued and outstanding as of the periods presented, as well as equity transactions during the six months ended June 30, 2012 (in thousands, except share data):

	June 30, 2012		December 31, 2011
	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Redeemable stock:
Redeemable convertible preferred stock, $0.001 par value	—	—	427,985	427,985
Redeemable common stock, $0.001 par value	—	—	3,189,648	3,189,648
Shareholders’ equity:
Preferred stock, $0.001 par value	10,000,000	—	—	—
Common stock, $0.001 par value	150,000,000	23,935,578	150,000,000	9,706,270

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Capital	Deficit		Total
Balance at December 31, 2011	9,706,270	$10	$8,229	$(27,744)	$(738)	$(20,243)
Common shares issued upon initial public offering	4,945,000	5	71,525	—	—	71,530
Common shares issued upon conversion of redeemable convertible preferred stock	5,991,790	6	66,069	—	—	66,075
Common shares issued upon conversion of redeemable common stock	3,189,648	3	816	—	—	819
Common shares issued on exercise of options and other	102,870	—	37	—	—	37
Preferred stock dividends	—	—	(14,289)	14,289	—	—
Stock-based compensation expense	—	—	1,620	—	—	1,620
Net income	—	—	—	9,928	—	9,928
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	143	143

Comprehensive income	—	—	—	—	—	10,071

Balance at June 30, 2012	23,935,578	$24	$134,007	$(3,527)	$(595)	$129,909

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

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Employee Stock Purchase Plan

The Company’s 2012 Employee Stock Purchase Plan (ESPP) became effective on February 23, 2012. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15 percent of their eligible compensation, subject to plan limitations. The ESPP generally provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85 percent of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. Due to the timing of the IPO, the initial offering period under the ESPP will run approximately eight-and-a-half months from the offering date of February 23, 2012 to November 15, 2012.

Stock-Based Compensation Expense

Stock-based compensation expense was $0.8 million and $0.2 million for the three months ended June 30, 2012 and 2011, and $1.6 million and $0.4 million for the six months ended June 30, 2012 and 2011, respectively.

Stock Options

A summary of stock option activity for the six months ended June 30, 2012 is as follows:

	Stock Options	Weighted- Average Exercise Price
Options outstanding at December 31, 2011	2,099,300	$6.18
Granted	239,800	28.03
Exercised	(74,600)	0.49
Cancelled	(250)	30.58

Options outstanding—June 30, 2012	2,264,250	$8.68

Exercisable at June 30, 2012	1,276,633	$4.22

The outstanding options generally have a term of ten years. For employees, options granted become exercisable ratably over the vesting period, which is generally a 5-year period, beginning on the first anniversary of the grant date, subject to the employee’s continuing service to the Company. For directors, options generally become exercisable in full on the first anniversary of the grant date.

The weighted average grant date fair value of options that were granted for the six months ended June 30, 2012 was $14.44.

The following table provides the assumptions used in the Black-Scholes pricing model valuation of options:

	Six months ended June 30,
	2012	2011
Risk-free interest rate	0.95—1.16%	3.68%
Expected life (years)	5.5—6.5	5.0
Expected volatility	53.00—53.14%	47.32%
Expected dividend yield	0%	0%

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the assumptions used to estimate the fair value of the ESPP during the six months ended June 30, 2012:

Six months ended June 30, 2012
Risk-free interest rate	0.16%
Expected life (months)	8.5
Expected volatility	53.00%
Expected dividend yield	0%

As of June 30, 2012 there was $6.1 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 3.2 years.

Note 8—Income Taxes

The Company is subject to income tax in multiple jurisdictions and the use of estimates is required to determine the provision for income taxes. For the three months ended June 30, 2012 and 2011 the Company recorded an income tax provision of $2.5 million and $2.2 million, respectively. For the six months ended June 30, 2012 and 2011 the Company recorded an income tax provision of $4.8 million and $4.5 million, respectively. The income tax provision is based on the estimated annual effective tax rate for the year applied to pre-tax income. The effective income tax rate for the three months ended June 30, 2012 was 32.6 percent compared with 32.5 percent in the same period of the prior year. The effective income tax rate for the six months ended June 30, 2012 was 32.4 percent compared with 32.5 percent in the same period of the prior year.

The effective income tax rate for the three and six month periods ended June 30, 2012 differs from the U.S. federal statutory rate of 35 percent primarily due to the components of income.

The Company has liabilities related to unrecognized tax benefits totaling $0.4 million at June 30, 2012 and December 31, 2011 that if recognized would result in a reduction of the Company’s effective tax rate. There were no material adjustments to the unrecorded tax benefits during the three or six month periods ended June 30, 2012, and the Company does not anticipate that total unrecognized tax benefits will materially change in the next twelve months. The Company recognizes interest and penalties related to income tax matters in income tax expense, and reports the liability in current or long-term income taxes payable as appropriate.

Note 9—Segment Information

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

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Revenue, income from operations, depreciation and amortization, capital expenditures and total assets by segment are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011
Revenue:
United States	$23,938	$19,023	$47,070	$37,223
Europe	5,054	4,355	10,534	8,151
Other	959	674	2,317	1,013

Consolidated	$29,951	$24,052	$59,921	$46,387

Income from operations:
United States	$7,013	$6,513	$14,034	$13,389
Europe	1,251	718	2,711	1,567
Other	(798)	(596)	(1,641)	(1,248)

Consolidated	$7,466	$6,635	$15,104	$13,708

Depreciation and amortization:
United States	$1,095	$683	$2,099	$1,319
Europe	214	265	472	474
Other	131	41	197	89

Consolidated	$1,440	$989	$2,768	$1,882

Provision for income taxes:
United States	$2,337	$2,087	$4,430	$4,177
Europe	156	95	342	274
Other	—	—	—	—

Consolidated	$2,493	$2,182	$4,772	$4,451

Capital expenditures:
United States	$3,575	$3,862	$9,825	$5,001
Europe	650	191	1,329	975
Other	175	35	1,510	374

Consolidated	$4,400	$4,088	$12,664	$6,350

(in thousands)	June 30, 2012	December 31, 2011
Total assets:
United States	$129,053	$47,710
Europe	10,499	10,719
Other	5,423	3,897

Consolidated	$144,975	$62,326

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The Company’s revenue is derived from two product lines, Protomold injection molding and Firstcut computer numerical control (CNC) machining. Total revenue by product line is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Revenue:
Protomold	$21,446	$18,216	$43,239	$35,137
First Cut	8,505	5,836	16,682	11,250

Total revenue	$29,951	$24,052	$59,921	$46,387

Note 10—Geographic Information

Revenue to external customers based on the billing location of the end user customer and long-lived assets by geographic region are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011
Revenue:
United States	$22,905	$17,857	$45,080	$35,289
International
Europe	5,054	4,355	10,534	8,151
Other	1,992	1,840	4,307	2,947

Total international	7,046	6,195	14,841	11,098

Total revenue	$29,951	$24,052	$59,921	$46,387

	June 30,	December 31,
(in thousands)	2012	2011
Long-lived assets:
United States	$36,557	$28,831
International
Europe	4,247	3,377
Other	3,279	2,041

Total international	7,526	5,418

Total long-lived assets	$44,083	$34,249

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

Overview

We are a leading online and technology-enabled manufacturer of quick-turn CNC machined and injection-molded custom parts for prototyping and short-run production. We provide “Real Parts, Really Fast” to product developers worldwide, who are under increasing pressure to bring their finished products to market faster than their competition. We believe low-volume manufacturing has historically been an underserved market due to the inefficiencies inherent in the quotation, equipment set-up and non-recurring engineering processes required to produce custom parts. Our proprietary technology eliminates most of the time-consuming and expensive skilled labor conventionally required to quote and manufacture parts in low volumes, and our customers conduct nearly all of their business with us over the Internet. We target our services to the millions of product developers who use three-dimensional computer-aided design (3D CAD) software to design products across a diverse range of end-markets. Our primary manufacturing services currently include Firstcut, which is our CNC machining service, and Protomold, which is our plastic injection molding service.

Key Financial Measures and Trends

Revenue

The Company’s operations are comprised of three geographically-based operating segments in the United States, Europe and Japan included in the reportable segments of United States, Europe, and Other. Revenue within these segments is derived from our Firstcut and Protomold services. Firstcut revenue consists of sales of CNC machined custom parts. Protomold revenue consists of sales of custom injection molds and injection-molded parts. Our historical and current efforts to increase revenue have been directed at gaining new customers and selling to our existing customer base by increasing marketing and selling activities, offering additional services such as the introduction of our Firstcut service in 2007, expanding internationally such as the opening of our Japanese plant in 2009, improving the usability of our services such as our web-centric applications, and expanding the breadth and scope of our products such as by adding more sizes and materials to our offerings. During the six months ended June 30, 2012, we sold our services to approximately 3,850 customer companies from our existing customer base, an increase of 34% over the comparable period in 2011, and to approximately 1,500 new customer companies that were gained during the six months ended June 30, 2012, an increase of 27% over the comparable period in 2011.

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

Marketing and sales. Marketing and sales expense consists primarily of employee salaries, commissions, bonuses, benefits, stock-based compensation, marketing programs such as print and pay-per-click advertising, trade shows, direct mail and other related overhead. We expect sales and marketing expense to increase in the future as we increase the number of marketing and sales professionals and marketing programs targeted to increase our customer base.

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

Other Income (Expense), net

Other income (expense), net primarily consists of foreign currency-related gains and losses, interest income on cash balances and investments, and interest expense on borrowings. Our foreign currency-related gains and losses will vary depending upon movements in underlying exchange rates. Our interest income will vary each reporting period depending on our average cash balances during the period, composition of our marketable security portfolio and the current level of interest rates. Our interest expense will vary based on borrowings and interest rates.

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

	Three Months Ended June 30,				Change		Six Months Ended June 30,				Change
(dollars in thousands)	2012		2011		$	%	2012		2011		$	%
Revenue	$29,951	100.0%	$24,052	100.0%	$5,899	24.5%	$59,921	100.0%	$46,387	100.0%	$13,534	29.2%
Cost of revenue	12,239	40.9	9,517	39.6	2,722	28.6	24,482	40.9	17,946	38.7	6,536	36.4

Gross profit	17,712	59.1	14,535	60.4	3,177	21.9	35,439	59.1	28,441	61.3	6,998	24.6
Operating expenses:
Marketing and sales	4,557	15.2	3,924	16.3	633	16.1	8,998	15.0	7,139	15.4	1,859	26.0
Research and development	2,401	8.0	1,223	5.1	1,178	96.3	4,061	6.8	2,335	5.1	1,726	73.9
General and administrative	3,288	11.0	2,753	11.4	535	19.4	7,276	12.1	5,259	11.3	2,017	38.4

Total operating expenses	10,246	34.2	7,900	32.8	2,346	29.7	20,335	33.9	14,733	31.8	5,602	38.0

Income from operations	7,466	24.9	6,635	27.6	831	12.5	15,104	25.2	13,708	29.5	1,396	10.2
Other income (expense), net	173	0.6	78	0.3	95	121.8	(404)	(0.7)	(3)	(0.0)	(401)	*

Income before income taxes	7,639	25.5	6,713	27.9	926	13.8	14,700	24.5	13,705	29.5	995	7.3
Provision for income taxes	2,493	8.3	2,182	9.1	311	14.3	4,772	7.9	4,451	9.6	321	7.2

Net income	$5,146	17.2%	$4,531	18.8%	$615	13.6%	$9,928	16.6%	$9,254	19.9%	$674	7.3%

*	Not meaningful

Stock-based compensation expense included in the statements of operations data above is as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2012	2011	2012	2011
Stock options and grants	$612	$213	$1,409	$411
Employee stock purchase plan	158	—	211	—

Total stock-based compensation expense	$770	$213	$1,620	$411

Cost of revenue	$100	$20	$145	$39
Operating expenses:
Marketing and sales	110	48	183	94
Research and development	126	68	204	137
General and administrative	434	77	1,088	141

Total stock-based compensation expense	$770	$213	$1,620	$411

Comparison of Three Months Ended June 30, 2012 and 2011

Revenue

Revenue by product line and the related changes for the three months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,
	2012		2011		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Protomold	$21,446	71.6%	$18,216	75.7%	$3,230	17.7%
First Cut	8,505	28.4	5,836	24.3	2,669	45.7

Total revenue	$29,951	100.0%	$24,052	100.0%	$5,899	24.5%

Revenue by geographic region, based on the billing location of the end customer, is summarized as follows:

	Three Months Ended June 30,
	2012		2011		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
United States	$22,905	76.5%	$17,857	74.2%	$5,048	28.3%
International	7,046	23.5	6,195	25.8	851	13.7

Total revenue	$29,951	100.0%	$24,052	100.0%	$5,899	24.5%

Our revenue increased $5.9 million, or 24.5%, for the three months ended June 30, 2012 compared to the same period in 2011. Our revenue growth was driven by a 28.3% increase in U.S. revenue, a 13.7% increase in international revenue, a 17.7% increase in Protomold revenue and a 45.7% increase in Firstcut revenue, in each case for the three months ended June 30, 2012 compared to the same period in 2011. Our revenue increases were primarily driven by greater spending on marketing and increases in sales personnel. The effect of pricing changes on revenue was immaterial for the three months ended June 30, 2012 compared to the same period in 2011.

Revenue by reportable segment is summarized as follows:

	Three Months Ended June 30,
	2012		2011		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
United States	$23,938	79.9%	$19,023	79.1%	$4,915	25.8%
Europe	5,054	16.9	4,355	18.1	699	16.1
Other	959	3.2	674	2.8	285	42.3

Total revenue	$29,951	100.0%	$24,052	100.0%	$5,899	24.5%

For our United States segment, revenue increased $4.9 million, or 25.8%, for the three months ended June 30, 2012 compared to the same period in 2011. Our United States revenue increase was primarily driven by greater spending on marketing and increases in sales personnel.

For our Europe segment, revenue increased $0.7 million, or 16.1%, for the three months ended June 30, 2012 compared to the same period in 2011. Our Europe revenue increase was primarily driven by greater spending on marketing and increases in sales personnel.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $2.7 million, or 28.6%, for the three months ended June 30, 2012 compared to the same period in 2011 due to raw material and production cost increases of $0.8 million to support increased sales volumes, equipment and facility-related cost increases of $0.5 million and an increase in direct labor headcount resulting in personnel and related cost increases of $1.4 million.

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

Operating Expenses, Other Income (Expense), net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expense increased $0.6 million, or 16.1%, for the three months ended June 30, 2012 compared to the same period in 2011 due to a $0.2 million increase in marketing program costs and an increase in headcount resulting in personnel and related cost increases of $0.4 million.

Research and Development. Our research and development expense increased $1.2 million, or 96.3%, for the three months ended June 30, 2012 compared to the same period in 2011 due to an increase in headcount resulting in personnel and related cost increases of $0.3 million, operating cost increases of $0.2 million and professional services of $0.7 million for outside consulting service.

General and Administrative. Our general and administrative expense increased $0.5 million, or 19.4%, for the three months ended June 30, 2012 compared to the same period in 2011 due primarily to stock-based compensation increases of $0.3 million and professional services of $0.2 million for outside legal and accounting.

Other Income (Expense), net. Other income, net increased $0.1 million for the three months ended June 30, 2012 compared to the same period in 2011 due to changes in foreign currency rates.

Provision for Income Taxes. Our income tax provision and effective tax rates were materially consistent for the three months ended June 30, 2012 compared to the same period in 2011. Our effective tax rate was 32.6% for the three months ended June 30, 2012 compared to 32.5% for the same period in 2011.

Segment Income from Operations

Income from operations by segment and the related changes for the three months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,
	2012		2011		Change
(dollars in thousands)	$	% of Segment Revenue	$	% of Segment Revenue	$	%
Income from operations:
United States	$7,013	29.3%	$6,513	34.2%	$500	7.7%
Europe	1,251	24.8	718	16.5	533	74.2
Other	(798)	(83.2)	(596)	(88.4)	(202)	(33.9)

Total income from operations	$7,466	24.9%	$6,635	27.6%	$831	12.5%

Income from operations for the United States segment increased $0.5 million, or 7.7%, and as a percentage of segment revenue decreased to 29.3% from 34.2%, in each case for the three months ended June 30, 2012 compared to the same period in 2011. Income from operations for the United States segment increased due to a 25.8% increase in revenue offset by increased costs as previously discussed.

Income from operations for the Europe segment increased $0.5 million, or 74.2%, and as a percentage of segment revenue increased to 24.8% from 16.5%, in each case for the three months ended June 30, 2012 compared to the same period in 2011. Income from operations for the Europe segment increased due to a 16.1% increase in revenue, higher factory utilization and operating expenses growing at a slower rate than revenue.

Comparison of Six Months Ended June 30, 2012 and 2011

Revenue

Revenue by product line and the related changes for the six months ended June 30, 2012 and 2011 were as follows:

	Six Months Ended June 30,
	2012		2011		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Protomold	$43,239	72.2%	$35,137	75.7%	$8,102	23.1%
First Cut	16,682	27.8	11,250	24.3	5,432	48.3

Total revenue	$59,921	100.0%	$46,387	100.0%	$13,534	29.2%

Revenue by geographic region, based on the billing location of the end customer, is summarized as follows:

	Six Months Ended June 30,
	2012		2011		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
United States	$45,080	75.2%	$35,289	76.1%	$9,791	27.7%
International	14,841	24.8	11,098	23.9	3,743	33.7

Total revenue	$59,921	100.0%	$46,387	100.0%	$13,534	29.2%

Our revenue increased $13.5 million, or 29.2%, for the six months ended June 30, 2012 compared to the same period in 2011. Of this growth, approximately $6.1 million was attributable to sales to approximately 3,850 existing customer companies, and approximately $7.4 million was attributable to sales to approximately 1,500 new customer companies that were gained during the six months ended June 30, 2012. Our overall revenue growth was driven by a 27.7% increase in U.S. revenue, a 33.7% increase in international revenue, a 23.1% increase in Protomold revenue and a 48.3% increase in Firstcut revenue, in each case for the six months ended June 30, 2012 compared to the same period in 2011. Our revenue increases were primarily driven by greater spending on marketing and increases in selling personnel. The effect of pricing changes on revenue was immaterial for the six months ended June 30, 2012 compared to the same period in 2011.

Revenue by reportable segment is summarized as follows:

	Six Months Ended June 30,
	2012		2011		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
United States	$47,070	78.5%	$37,223	80.2%	$9,847	26.5%
Europe	10,534	17.6	8,151	17.6	2,383	29.2
Other	2,317	3.9	1,013	2.2	1,304	128.7

Total revenue	$59,921	100.0%	$46,387	100.0%	$13,534	29.2%

For our United States segment, revenue increased $9.8 million, or 26.5%, for the six months ended June 30, 2012 compared to the same period in 2011. Of this growth, approximately $5.1 million was attributable to sales to approximately 2,950 existing customer companies, and approximately $4.7 million was attributable to sales to approximately 950 new customer companies that were gained during the six months ended June 30, 2012. Our United States revenue increase was primarily driven by greater spending on marketing and increases in sales personnel.

For our Europe segment, revenue increased $2.4 million, or 29.2%, for the six months ended June 30, 2012 compared to the same period in 2011. Of this growth, approximately $0.3 million was attributable to sales to approximately 700 existing customer companies, and approximately $2.1 million was attributable to sales to approximately 400 new customer companies that were gained during the six months ended June 30, 2012. Our Europe revenue increase was primarily driven by greater spending on marketing and increases in sales personnel.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $6.5 million, or 36.4%, for the six months ended June 30, 2012 compared to the same period in 2011 due to raw material and production cost increases of $2.3 million to support increased sales volumes, equipment and facility-related cost increases of $1.0 million and an increase in direct labor headcount resulting in personnel and related cost increases of $3.2 million.

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

Operating Expenses, Other Income (Expense), net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expense increased $1.9 million, or 26.0%, for the six months ended June 30, 2012 compared to the same period in 2011 due to a $0.6 million increase in marketing program costs and an increase in headcount resulting in personnel and related cost increases of $1.3 million.

Research and Development. Our research and development expense increased $1.7 million, or 73.9%, for the six months ended June 30, 2012 compared to the same period in 2011 due to an increase in headcount resulting in personnel and related cost increases of $0.6 million, operating cost increases of $0.3 million and professional services of $0.8 million for outside consulting services.

General and Administrative. Our general and administrative expense increased $2.0 million, or 38.4%, for the six months ended June 30, 2012 compared to the same period in 2011 due to stock-based compensation increases of $0.9 million, an increase in headcount resulting in personnel and related cost increases of $0.6 million and professional services of $0.5 million for outside legal and accounting services.

Other Income (Expense), net. Other expense, net increased $0.4 million for the six months ended June 30, 2012 compared to the same period in 2011 due to changes in foreign currency rates.

Provision for Income Taxes. Our income tax provision and effective tax rates were materially consistent for the six months ended June 30, 2012 compared to the same period in 2011. Our effective tax rate was 32.4% for the six months ended June 30, 2012 compared to 32.5% for the same period in 2011.

Segment Income from Operations

Income from operations by segment and the related changes for the six months ended June 30, 2012 and 2011 were as follows:

	Six Months Ended June 30,
	2012		2011		Change
(dollars in thousands)	$	% of Segment Revenue	$	% of Segment Revenue	$	%
Income from operations:
United States	$14,034	29.8%	$13,389	36.0%	$645	4.8%
Europe	2,711	25.7	1,567	19.2	1,144	73.0
Other	(1,641)	(70.8)	(1,248)	(123.2)	(393)	(31.5)

Total income from operations	$15,104	25.2%	$13,708	29.6%	$1,396	10.2%

Income from operations for the United States segment increased $0.6 million, or 4.8%, and as a percentage of segment revenue decreased to 29.8% from 36.0%, in each case for the six months ended June 30, 2012 compared to the same period in 2011. Income from operations for the United States segment increased due to a 26.5% increase in revenue offset by increased costs as previously discussed.

Income from operations for the Europe segment increased $1.1 million, or 73.0%, and as a percentage of segment revenue increased to 25.7% from 19.2%, in each case for the six months ended June 30, 2012 compared to the same period in 2011. Income from operations for the Europe segment increased due to a 29.2% increase in revenue, higher factory utilization and operating expenses growing at a slower rate than revenue.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
(dollars in thousands)	2012	2011
Net cash provided by operating activities	$11,478	$10,437
Net cash used in investing activities	(46,756)	(5,850)
Net cash provided by (used in) financing activities	71,376	(2,701)
Effect of exchange rates on cash and cash equivalents	153	14

Net increase in cash and cash equivalents	$36,251	$1,900

Sources of Liquidity

Historically we have financed our operations and capital expenditures through operations, lease financing and the use of bank loans. In February 2012, we completed the IPO of our common stock, which provided us with $71.5 million of cash, net of underwriting discounts and commissions and offering expenses payable by us. We had cash and cash equivalents of $44.4 million as of June 30, 2012, an increase of $36.3 million from December 31, 2011. The increase in our cash was due primarily to cash received from the IPO of our common stock and generated through operations, partially reduced by investment activity described in Note 5 to the consolidated financial statements.

Cash Flows from Operating Activities

Cash generated by operating activities was $11.5 million for the six months ended June 30, 2012. We had net income of $9.9 million, which included non-cash charges consisting of $2.8 million in depreciation and $1.6 million in stock-based compensation. Other uses of cash in operating activities totaled $2.8 million, which included an increase in accounts receivable of $2.3 million, increase in inventory of $0.2 million, decrease in accounts payable of $0.3 million and decrease in accrued liabilities of $0.7 million, which were partially offset by an increase in income taxes payable of $0.7 million. The increase in accounts receivable reflects increases in revenue.

Cash generated by operating activities was $10.4 million for the six months ended June 30, 2011. We had net income of $9.3 million, which included non-cash charges consisting of $1.9 million in depreciation and $0.4 million in stock-based compensation expense. Other uses of cash in operating activities totaled $1.2 million, which included an increase in accounts receivable of $3.1 million and an increase in inventory of $0.4 million, which were partially offset by an increase in accounts payable of $0.6 million, increase in accrued liabilities of $1.5 million and decrease in prepaid expenses of $0.2 million. The increase in accounts receivable reflects increases in revenue.

Cash Flows from Investing Activities

Cash used in investing activities was $46.8 million for the six months ended June 30, 2012, consisting of $12.7 million for the purchase of property and equipment, $34.3 million for the purchase of marketable securities and a net reduction of short-term investments of $0.2 million.

Cash used in investing activities was $5.9 million for the six months ended June 30, 2011, consisting of $6.4 million for the purchase of property and equipment and a net reduction of short-term investments of $0.5 million.

Cash Flows from Financing Activities

Cash generated in financing activities was $71.4 million for the six months ended June 30, 2012, consisting primarily of $71.5 million from the IPO of our common stock reduced by $0.1 million for payments of debt.

Cash used in financing activities was $2.7 million for the six months ended June 30, 2011. The primary use of funds was for net payments on debt of $3.2 million, which was partially offset by stock option and warrant exercises of $0.5 million.

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

Revenue Recognition

We recognize revenue in accordance with ASC 605, Revenue Recognition (ASC 605), which states that revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price to the buyer is fixed or determinable, and (4) collectability is reasonably assured.

Revenue is generally recognized upon transfer of title and risk of loss, which for us is upon shipment of parts.

Allowance for Doubtful Accounts

We carry our accounts receivable at their face amount less an allowance for doubtful accounts. On a periodic basis, we evaluate our accounts receivable and establish an allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions taking into account the history of write-offs and collections. A receivable is considered past due if payment has not been received within the period agreed upon in the invoice. Accounts receivable are written off after all collection efforts have been exhausted. To date, we have not incurred any write-offs of accounts receivable significantly different than the amounts reserved. We believe appropriate reserves have been established, but they may not be indicative of future write-offs. Our allowance for doubtful accounts as of June 30, 2012 and December 31, 2011 was $0.1 million and $0.1 million, respectively. Our allowance for doubtful accounts has decreased as a percentage of accounts receivable due to improvements in account aging driven by stronger credit policies.

We also record a provision for estimated product returns and allowances in the period in which the related revenue is recorded. This provision against current gross revenue is based principally on historical rates of sales returns.

Inventory Valuation and Inventory Reserves

Inventory consists primarily of raw materials, which are recorded at the lower of cost or market, using the average-cost method, which approximates first-in, first-out, or FIFO, cost. We periodically review our inventory for slow-moving, damaged and discontinued items and provide reserves to reduce such items identified to their recoverable amounts. Our inventory allowance for obsolescence is not material as of June 30, 2012 or December 31, 2011.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, ASC 740 provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Note 2 to the consolidated financial statements appearing in Part I, Item 1 in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Item 4. Controls and Procedures

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Use of Proceeds from Public Offering of Common Stock

On February 23, 2012, our registration statement on Form S-1 (No. 333-175745) was declared effective for our IPO, and on February 29, 2012 we consummated the IPO consisting of 4,945,000 shares of our common stock for $16.00 per share, including the underwriters’ exercise of their IPO over-allotment option for an additional 645,000 shares issued and sold by us for $16.00 per share. The underwriters of the offering were Jefferies & Company, Inc., Piper Jaffray & Co., William Blair & Company, L.L.C. and Craig-Hallum Capital Group, LLC. Following the sale of the shares in connection with the closing of the IPO, the offering terminated. As a result of the IPO, including the underwriters’ over-allotment option, we received total net proceeds of approximately $71.5 million, after deducting total expenses of $7.6 million, consisting of underwriting discounts and commissions of $5.5 million and offering-related expenses of approximately $2.1 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. We have used and intend to use the net proceeds from our IPO for working capital and other general corporate purposes. We may also use a portion of the net proceeds to license, acquire or invest in complementary businesses, technologies, products or assets, as well as add incremental capacity. There has been no material change in the planned use of proceeds from our IPO from that described in the final Prospectus filed with the SEC pursuant to Rule 424(b)(4) on February 27, 2012.

Item 6. Exhibits

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

Proto Labs, Inc.

Date: July 25, 2012	/s/ Bradley A. Cleveland
Bradley A. Cleveland
President and Chief Executive Officer

Date: July 25, 2012	/s/ John R. Judd
John R. Judd
Chief Financial Officer