Form 10-Q
period 2012-09-30
Proto Labs Inc
filed 2012-10-30
CIK 1443669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,325,937 shares of Common Stock, par value $0.001 per share, were outstanding at October 25, 2012.

Proto Labs, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Proto Labs, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$36,290	$8,135
Short-term marketable securities	21,704	250
Accounts receivable, net of allowance for doubtful accounts of $158 and
$97 as of September 30, 2012 and December 31, 2011, respectively	15,304	11,533
Inventory	4,343	3,797
Prepaid expenses and other current assets	3,997	3,430
Deferred tax assets	930	932
Income taxes receivable	245	—

Total current assets	82,813	28,077
Property and equipment, net	44,457	34,249
Long-term marketable securities	29,651	—

Total assets	$156,921	$62,326

Liabilities, redeemable convertible preferred stock, redeemable common stock and shareholders' equity (deficit)
Current liabilities
Accounts payable	$4,159	$4,431
Accrued compensation	5,516	4,767
Accrued liabilities and other	725	318
Income taxes payable	—	33
Current portion of long-term debt obligations	335	390

Total current liabilities	10,735	9,939
Deferred tax liability	4,252	4,252
Long-term debt obligations	401	613
Other	800	871
Redeemable convertible stock
Redeemable convertible preferred stock, $0.001 par value, authorized, issued and outstanding 0 and 427,985 shares as of September 30, 2012 and December 31, 2011, respectively	—	66,075
Redeemable common stock, $0.001 par value, issued and outstanding 0 and 3,189,648 shares as of September 30, 2012 and December 31, 2011, respectively	—	819
Shareholders’ equity (deficit)
Preferred stock, $0.001 par value, authorized 10,000,000 and 0 shares; issued and outstanding 0 shares as of September 30, 2012 and December 31, 2011, respectively	—	—
Common stock, $0.001 par value, authorized 150,000,000 shares; issued and outstanding 24,302,437 and 9,706,270 shares as of September 30, 2012 and December 31, 2011, respectively	24	10
Additional paid in capital	138,075	8,229
Accumulated equity (deficit)	3,175	(27,744)
Accumulated other comprehensive income (loss)	(541)	(738)

Total shareholders’ equity (deficit)	140,733	(20,243)

Total liabilities, redeemable convertible preferred stock, redeemable common stock and shareholders’ equity (deficit)	$156,921	$62,326

Proto Labs, Inc.

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Statements of Operations:
Revenue	$32,454	$26,915	$92,375	$73,302
Cost of revenue	12,760	10,305	37,242	28,251

Gross profit	19,694	16,610	55,133	45,051
Operating expenses
Marketing and sales	4,442	4,000	13,440	11,139
Research and development	2,561	1,304	6,622	3,639
General and administrative	3,118	3,038	10,394	8,297

Total operating expenses	10,121	8,342	30,456	23,075

Income from operations	9,573	8,268	24,677	21,976
Other income (expense), net	314	21	(90)	18

Income before income taxes	9,887	8,289	24,587	21,994
Provision for income taxes	3,185	2,801	7,957	7,252

Net income	6,702	5,488	16,630	14,742
Less: dividends on redeemable preferred stock	—	(1,053)	—	(3,126)
Less: undistributed earnings allocated to preferred shareholders	—	(1,415)	—	(3,834)

Net income attributable to common shareholders	$6,702	$3,020	$16,630	$7,782

Net income per share:
Basic	$0.28	$0.23	$0.72	$0.64

Diluted	$0.26	$0.22	$0.68	$0.58

Shares used to compute net income per share:
Basic	24,052,409	12,895,918	22,975,950	12,162,808
Diluted	25,312,643	13,560,400	24,356,785	13,496,238
Comprehensive income	$6,756	$5,182	$16,827	$14,462

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Operating activities
Net income	$16,630	$14,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,380	3,009
Stock-based compensation expense	2,362	742
Deferred taxes	—	1,463
Excess tax benefit from stock-based compensation	(2,635)	—
Loss (gain) on disposal of property and equipment	—	(11)
Changes in operating assets and liabilities:
Accounts receivable	(3,777)	(4,423)
Inventories	(513)	(1,252)
Prepaid expenses and other	(256)	(93)
Income taxes	2,350	524
Accounts payable	(312)	941
Accrued liabilities and other	1,032	3,693

Net cash provided by operating activities	19,261	19,335

Investing activities
Purchases of property and equipment	(14,435)	(10,083)
Purchases of marketable securities	(61,395)	—
Proceeds from sale of marketable securities	10,290	500

Net cash used in investing activities	(65,540)	(9,583)

Financing activities
Proceeds from initial public offering, net of offering costs	71,530	—
Payments on debt	(289)	(3,955)
Proceeds from exercises of warrants and stock options	728	547
Excess tax benefit from stock-based compensation	2,635	—

Net cash provided by (used in) financing activities	74,604	(3,408)

Effect of exchange rate changes on cash and cash equivalents	(170)	(92)

Net increase in cash and cash equivalents	28,155	6,252
Cash and cash equivalents, beginning of period	8,135	6,101

Cash and cash equivalents, end of period	$36,290	$12,353

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

The unaudited interim Consolidated Financial Statements of Proto Labs, Inc. (Proto Labs, the Company, we, us or our) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s statement of financial position, results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, these adjustments consist of normal, recurring items. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

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

Note 2 – Recent Accounting Pronouncements

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (ASU 2011-05). This accounting update requires entities to present items of net income and other comprehensive income either in a single continuous statement, or in separate, but consecutive, statements of net income and other comprehensive income. The new requirements do not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. However, the current option under existing standards to report other comprehensive income and its components in the statement of changes in equity is eliminated. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). The updated guidance defers the requirement in ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. The amendments apply to public and nonpublic companies and are to be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this accounting guidance effective January 1, 2012 and has presented the items of net income and other comprehensive income in a single continuous statement in this report. The adoption of ASU 2011-05 and ASU 2011-12 did not result in a material impact to the Company’s financial statements.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 3 – Net Income per Common Share

Basic net income per share is computed based on the weighted-average number of common shares outstanding. Diluted net income per share is computed based on the weighted-average number of common shares outstanding, increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares. Potentially dilutive shares of common stock include stock options and other stock-based awards granted under stock-based compensation plans and shares committed to be purchased under the employee stock purchase plan.

The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share amounts)	2012	2011	2012	2011
Net Income	$6,702	$5,488	$16,630	$14,742
Less: dividends on redeemable convertible preferred stock	—	(1,053)	—	(3,126)
Less: undistributed earnings allocated to preferred shareholders	—	(1,415)	—	(3,834)

Net income attributable to common shareholders	$6,702	$3,020	$16,630	$7,782

Basic—weighted-average shares outstanding:	24,052,409	12,895,918	22,975,950	12,162,808
Effect of dilutive securities:
Employee stock options, warrants and other	1,260,234	664,482	1,380,835	1,333,430

Diluted—weighted-average shares outstanding:	25,312,643	13,560,400	24,356,785	13,496,238

Net income per share attributable to common shareholders:
Basic	$0.28	$0.23	$0.72	$0.64

Diluted	$0.26	$0.22	$0.68	$0.58

Weighted-average diluted shares for the three and nine month periods ended September 30, 2011 excludes redeemable convertible preferred stock as it was anti-dilutive for the periods.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the calculation of unaudited pro forma net income per basic and diluted share which gives effect to the conversion of all outstanding shares of redeemable convertible preferred stock as if the conversion had occurred on January 1, 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share amounts)	2012	2011	2012	2011
Net income attributable to common shareholders, as reported	$6,702	$3,020	$16,630	$7,782
Dividends on redeemable convertible preferred stock	—	1,053	—	3,126
Undistributed earnings allocated to preferred shareholders	—	1,415	—	3,834

Pro forma net income	$6,702	$5,488	$16,630	$14,742

Basic—weighted-average shares outstanding, as reported	24,052,409	12,895,918	22,975,950	12,162,808
Add: common shares from conversion of redeemable convertible preferred shares	—	5,991,790	—	5,991,790

Pro forma basic weighted average shares outstanding	24,052,409	18,887,708	22,975,950	18,154,598

Effect of dilutive securities:
Employee stock options and warrants	1,260,234	664,482	1,380,835	1,333,430

Pro forma diluted—weighted-average shares outstanding:	25,312,643	19,552,190	24,356,785	19,488,028

Pro forma net income per share attributable to common shareholders:
Basic	$0.28	$0.29	$0.72	$0.81

Diluted	$0.26	$0.28	$0.68	$0.76

Note 4 – Inventory

Inventory consists primarily of raw materials, which are recorded at the lower of cost or market using the average-cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.

The Company’s inventory consists of the following:

	September 30,	December 31,
(in thousands)	2012	2011
Raw materials	$4,080	$3,463
Work in process	347	418

Total Inventory	4,427	3,881
Allowance for obsolescence	(84)	(84)

Inventory, net of allowance	$4,343	$3,797

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 5 – Marketable Securities

The Company invests in short-term and long-term agency, municipal, corporate, commercial paper and other debt securities. The securities are categorized as held-to-maturity and are recorded at amortized cost. Categorization as held-to-maturity is based on the Company’s ability and intent to hold these securities to maturity. Information regarding the Company’s short-term and long-term marketable securities as of September 30, 2012 is as follows:

	September 30, 2012
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities	$20,011	$2	$(1)	$20,012
Corporate debt securities	12,487	22	(8)	12,501
Commercial paper	2,499	—	(5)	2,494
U.S. municipal securities	11,662	3	(5)	11,660
Certificates of deposit/time deposits	4,696	—	(4)	4,692

Total marketable securities	$51,355	$27	$(23)	$51,359

Fair values for the U.S. municipal and corporate debt securities are primarily determined based on quoted market prices (Level 1). Fair values for the U.S. government agency securities, certificates of deposit and commercial paper are primarily determined using dealer quotes or quoted market prices for similar securities (Level 2).

The Company tests for other than temporary losses on a quarterly basis and has considered the unrealized losses indicated above to be temporary in nature. The Company intends to hold the investments to maturity and recover the full principal.

Classification of marketable securities as current or non-current is based upon the security’s maturity date as of the date of these financial statements.

The September 30, 2012 balance of held-to-maturity debt securities by contractual maturity is shown in the following table at amortized cost. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

September 30,
(in thousands)	2012
Due in one year or less	$21,704
Due after one year through three years	29,651

Total marketable securities	$51,355

Note 6 – Fair Value Measurements

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

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

The Company’s cash consists of bank deposits. The Company’s cash equivalents measured at fair value as of September 30, 2012 consist of money market mutual funds and marketable securities with a maturity date of less than 90 days at the time of purchase. The Company’s short-term marketable securities measured at fair value as of December 31, 2011 consisted of domestic certificates of deposits at various banks and treasury notes. The Company determines the fair value of these investments using Level 1 inputs.

A summary of financial assets as of September 30, 2012 and December 31, 2011 measured at fair value on a recurring basis follows:

	September 30, 2012			December 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents
Money market mutual fund	$14,756	$—	$—	$—	$—	$—
U.S. municipal securities	3,670	—	—	—	—	—
Short-term marketable securities
Certificates of deposit and treasury notes	—	—	—	250	—	—

Total	$18,426	$—	$—	$250	$—	$—

Note 7 – Shareholders’ Equity

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

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents equity transactions during the nine months ended September 30, 2012 (in thousands, except share data):

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings (Deficit)	Income (Loss)	Total
Balance at December 31, 2011	9,706,270	$10	$8,229	$(27,744)	$(738)	$(20,243)
Common shares issued upon initial public offering	4,945,000	5	71,525	—	—	71,530
Common shares issued upon conversion of redeemable convertible preferred stock	5,991,790	6	66,069	—	—	66,075
Common shares issued upon conversion of redeemable common stock	3,189,648	3	816	—	—	819
Common shares issued on exercise of options and other	469,729	—	728	—	—	728
Excess tax benefit from stock option exercises	—	—	2,635	—	—	2,635
Preferred stock dividends	—	—	(14,289)	14,289	—	—
Stock-based compensation expense	—	—	2,362	—	—	2,362
Net income	—	—	—	16,630	—	16,630
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	197	197

Total Comprehensive income						16,827

Balance at September 30, 2012	24,302,437	$24	$138,075	$3,175	$(541)	$140,733

Equity Incentive Plans

The Company has two equity incentive plans: the 2000 Stock Option Plan (2000 Plan) and the 2012 Long-Term Incentive Plan (2012 Plan). Upon the adoption of the 2012 Plan, all shares that were reserved under the 2000 Plan but not issued were assumed by the 2012 Plan. No additional shares will be issued under the 2000 Plan. Under the 2012 Plan, the Company has the ability to grant stock options, stock appreciation rights (SARs), restricted stock, stock units, other stock-based awards and cash incentive awards. Awards under the 2012 Plan will have a maximum term of ten years from the date of grant. The compensation committee may provide that the vesting or payment of any award will be subject to the attainment of specified performance measures in addition to the satisfaction of any continued service requirements and the compensation committee will determine whether such measures have been achieved. The per share exercise price of stock options and SARs granted under the 2012 Plan generally may not be less than the fair market value of a share of our common stock on the date of the grant.

Employee Stock Purchase Plan

The Company’s 2012 Employee Stock Purchase Plan (ESPP) became effective on February 23, 2012. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15 percent of their eligible compensation, subject to plan limitations. The ESPP generally provides for six-month offering periods and at the end of each offering period, employees are able to purchase shares at 85 percent of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. Due to the timing of the IPO, the initial offering period under the ESPP will run approximately eight-and-a-half months from the offering date of February 23, 2012 to November 15, 2012.

Stock-Based Compensation Expense

Stock-based compensation expense was $0.7 million and $0.3 million for the three months ended September 30, 2012 and 2011, and $2.4 million and $0.7 million for the nine months ended September 30, 2012 and 2011, respectively.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Stock Options

A summary of stock option activity for the nine months ended September 30, 2012 is as follows:

		Weighted-
		Average
	Stock Options	Exercise Price
Options outstanding at December 31, 2011	2,099,300	$6.18
Granted	239,800	28.03
Exercised	(336,459)	1.60
Cancelled	(500)	30.58

Options outstanding at September 30, 2012	2,002,141	$9.56

Exercisable at September 30, 2012	1,014,774	$4.81

The outstanding options generally have a term of ten years. For employees, options granted become exercisable ratably over the vesting period, which is generally a 5-year period, beginning on the first anniversary of the grant date, subject to the employee’s continuing service to the Company. For directors, options generally become exercisable in full on the first anniversary of the grant date.

The weighted-average grant date fair value of options that were granted for the nine months ended September 30, 2012 was $14.44.

The following table provides the assumptions used in the Black-Scholes pricing model valuation of options:

	Nine months ended September 30,
	2012	2011
Risk-free interest rate	0.95 - 1.16%	3.68%
Expected life (years)	5.5 - 6.5	5.0
Expected volatility	53.00 - 53.14%	47.32%
Expected dividend yield	0%	0%

As of September 30, 2012 there was $5.8 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.0 years.

Employee Stock Purchase Plan

The following table presents the assumptions used to estimate the fair value of the ESPP during the nine months ended September 30, 2012:

Nine months ended September 30, 2012
Risk-free interest rate	0.16%
Expected life (months)	8.5
Expected volatility	53.00%
Expected dividend yield	0%

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 8 – Income Taxes

The Company is subject to income tax in multiple jurisdictions and the use of estimates is required to determine the provision for income taxes. For the three months ended September 30, 2012 and 2011 the Company recorded an income tax provision of $3.2 million and $2.8 million, respectively. For the nine months ended September 30, 2012 and 2011 the Company recorded an income tax provision of $8.0 million and $7.3 million, respectively. The income tax provision is based on the estimated annual effective tax rate for the year applied to pre-tax income. The effective income tax rate for the three months ended September 30, 2012 was 32.2 percent compared with 33.8 percent in the same period of the prior year. The effective income tax rate for the nine months ended September 30, 2012 was 32.4 percent compared with 33.0 percent in the same period of the prior year.

The effective income tax rate for the three and nine month periods ended September 30, 2012 differs from the U.S. federal statutory rate of 35 percent primarily due to the components of income.

The Company has liabilities related to unrecognized tax benefits totaling $0.4 million at September 30, 2012 and December 31, 2011 that if recognized would result in a reduction of the Company’s effective tax rate. There were no material adjustments to the unrecorded tax benefits during the three or nine month periods ended September 30, 2012, and the Company does not anticipate that total unrecognized tax benefits will materially change in the next twelve months. The Company recognizes interest and penalties related to income tax matters in income tax expense, and reports the liability in current or long-term income taxes payable as appropriate.

Note 9 – Segment and Geographic Information

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

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Revenue, income from operations, depreciation and amortization, provision for income taxes, capital expenditures and total assets by segment are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Revenue:
United States	$25,582	$20,287	$72,652	$57,510
Europe	5,771	5,790	16,305	13,941
Other	1,101	838	3,418	1,851

Consolidated	$32,454	$26,915	$92,375	$73,302

Income from operations:
United States	$8,362	$6,701	$22,396	$20,089
Europe	1,995	2,104	4,706	3,672
Other	(784)	(537)	(2,425)	(1,785)

Consolidated	$9,573	$8,268	$24,677	$21,976

Depreciation and amortization:
United States	$1,261	$807	$3,360	$2,126
Europe	250	273	722	747
Other	101	47	298	136

Consolidated	$1,612	$1,127	$4,380	$3,009

Provision for income taxes:
United States	$2,990	$2,435	$7,420	$6,612
Europe	195	366	537	640
Other	—	—	—	—

Consolidated	$3,185	$2,801	$7,957	$7,252

Capital expenditures:
United States	$1,371	$3,301	$11,196	$8,302
Europe	377	450	1,706	1,425
Other	23	(18)	1,533	356

Consolidated	$1,771	$3,733	$14,435	$10,083

(in thousands)	September 30, 2012	December 31, 2011
Total assets:
United States	$139,438	$47,710
Europe	12,089	10,719
Other	5,394	3,897

Consolidated	$156,921	$62,326

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The Company’s revenue is derived from its Protomold injection molding and Firstcut computer numerical control (CNC) machining product lines. Total revenue by product line is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Revenue:
Protomold	$23,458	$19,951	$66,697	$55,087
First Cut	8,996	6,964	25,678	18,215

Total revenue	$32,454	$26,915	$92,375	$73,302

Revenue to external customers based on the billing location of the end user customer and long-lived assets by geographic region are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Revenue:
United States	$24,807	$19,434	$69,887	$54,723
International
Europe	5,771	5,790	16,305	13,941
Other	1,876	1,691	6,183	4,638

Total international	7,647	7,481	22,488	18,579

Total revenue	$32,454	$26,915	$92,375	$73,302

	September 30,	December 31,
(in thousands)	2012	2011
Long-lived assets:
United States	$36,667	$28,831
International
Europe	4,532	3,377
Other	3,258	2,041

Total international	7,790	5,418

Total long-lived assets	$44,457	$34,249

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

Key Financial Measures and Trends

Revenue

The Company’s operations are comprised of three geographically-based operating segments in the United States, Europe and Japan included in the reportable segments of United States, Europe, and Other. Revenue within these segments is derived from our Firstcut and Protomold services. Firstcut revenue consists of sales of CNC machined custom parts. Protomold revenue consists of sales of custom injection molds and injection-molded parts. Our historical and current efforts to increase revenue have been directed at gaining new customers and selling to our existing customer base by increasing marketing and selling activities, offering additional services such as the introduction of our Firstcut service in 2007, expanding internationally such as the opening of our Japanese plant in 2009, improving the usability of our services such as our web-centric applications, and expanding the breadth and scope of our products such as by adding more sizes and materials to our offerings. During the nine months ended September 30, 2012, we sold our services to approximately 4,400 customer companies from our existing customer base, an increase of 34% over the comparable period in 2011, and to approximately 2,250 new customer companies gained during the nine months ended September 30, 2012, an increase of 15% over the comparable period in 2011.

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

Research and development. Research and development expense consists primarily of employee salaries, bonuses, benefits, stock-based compensation, depreciation on equipment, outside services and other related overhead. All of our research and development costs have been expensed as incurred. We expect research and development expense to increase in the future as we seek to enhance and expand our service offerings.

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

	Three Months Ended						Nine Months Ended
	September 30,				Change		September 30,				Change
(dollars in thousands)	2012		2011		$	%	2012		2011		$	%
Revenue	$32,454	100.0%	$26,915	100.0%	$5,539	20.6%	$92,375	100.0%	$73,302	100.0%	$19,073	26.0%
Cost of revenue	12,760	39.3	10,305	38.3	2,455	23.8	37,242	40.3	28,251	38.5	8,991	31.8

Gross profit	19,694	60.7	16,610	61.7	3,084	18.6	55,133	59.7	45,051	61.5	10,082	22.4
Operating expenses:
Marketing and sales	4,442	13.7	4,000	14.9	442	11.1	13,440	14.5	11,139	15.2	2,301	20.7
Research and development	2,561	7.9	1,304	4.8	1,257	96.4	6,622	7.2	3,639	5.0	2,983	82.0
General and administrative	3,118	9.6	3,038	11.3	80	2.6	10,394	11.3	8,297	11.3	2,097	25.3

Total operating expenses	10,121	31.2	8,342	31.0	1,779	21.3	30,456	33.0	23,075	31.5	7,381	32.0

Income from operations	9,573	29.5	8,268	30.7	1,305	15.8	24,677	26.7	21,976	30.0	2,701	12.3
Other income (expense), net	314	1.0	21	0.1	293	*	(90)	(0.1)	18	0.0	(108)	*

Income before income taxes	9,887	30.5	8,289	30.8	1,598	19.3	24,587	26.6	21,994	30.0	2,593	11.8
Provision for income taxes	3,185	9.8	2,801	10.4	384	13.7	7,957	8.6	7,252	9.9	705	9.7

Net income	$6,702	20.7%	$5,488	20.4%	$1,214	22.1%	$16,630	18.0%	$14,742	20.1%	$1,888	12.8%

*	Not meaningful

Stock-based compensation expense included in the statements of operations data above is as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Stock options and grants	$584	$331	$1,993	$742
Employee stock purchase plan	158	—	369	—

Total stock-based compensation expense	$742	$331	$2,362	$742

Cost of revenue	$103	$19	$248	$58
Operating expenses:
Marketing and sales	117	60	300	154
Research and development	142	69	346	206
General and administrative	380	183	1,468	324

Total stock-based compensation expense	$742	$331	$2,362	$742

Comparison of Three Months Ended September 30, 2012 and 2011

Revenue

Revenue by product line and the related changes for the three months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,
	2012		2011		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Protomold	$23,458	72.3%	$19,951	74.1%	$3,507	17.6%
First Cut	8,996	27.7	6,964	25.9	2,032	29.2

Total revenue	$32,454	100.0%	$26,915	100.0%	$5,539	20.6%

Revenue by geographic region, based on the billing location of the end customer, is summarized as follows:

	Three Months Ended September 30,
	2012		2011		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
United States	$24,807	76.4%	$19,434	72.2%	$5,373	27.6%
International	7,647	23.6	7,481	27.8	166	2.2

Total revenue	$32,454	100.0%	$26,915	100.0%	$5,539	20.6%

Our revenue increased $5.5 million, or 20.6%, for the three months ended September 30, 2012 compared to the same period in 2011. Our revenue growth was driven by a 27.6% increase in U.S. revenue, a 2.2% increase in international revenue, a 17.6% increase in Protomold revenue and a 29.2% increase in Firstcut revenue, in each case for the three months ended September 30, 2012 compared to the same period in 2011. Our revenue increases were primarily driven by greater spending on marketing and increases in sales personnel. The effect of pricing changes on revenue was immaterial for the three months ended September 30, 2012 compared to the same period in 2011.

Revenue by reportable segment is summarized as follows:

	Three Months Ended September 30,
	2012		2011		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
United States	$25,582	78.8%	$20,287	75.4%	$5,295	26.1%
Europe	5,771	17.8	5,790	21.5	(19)	(0.3)
Other	1,101	3.4	838	3.1	263	31.4

Total revenue	$32,454	100.0%	$26,915	100.0%	$5,539	20.6%

For our United States segment, revenue increased $5.3 million, or 26.1%, for the three months ended September 30, 2012 compared to the same period in 2011. Our United States revenue increase was primarily driven by greater spending on marketing and increases in sales personnel.

Revenue for our Europe segment was relatively flat for the three months ended September 30, 2012 compared to the same period in 2011. Our recent revenue growth in Europe has been tempered by economic uncertainty in the region.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $2.5 million, or 23.8%, for the three months ended September 30, 2012 compared to the same period in 2011 due to raw material and production cost increases of $0.8 million to support increased sales volumes, equipment and facility-related cost increases of $0.4 million and an increase in direct labor headcount resulting in personnel and related cost increases of $1.3 million.

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

Operating Expenses, Other Income (Expense), net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expense increased $0.4 million, or 11.1%, for the three months ended September 30, 2012 compared to the same period in 2011 due primarily to an increase in headcount resulting in personnel and related costs.

Research and Development. Our research and development expense increased $1.3 million, or 96.4%, for the three months ended September 30, 2012 compared to the same period in 2011 due to an increase in headcount resulting in personnel and related cost increases of $0.3 million, operating cost increases of $0.3 million and professional services of $0.7 million for outside consulting services.

General and Administrative. Our general and administrative expense increased $0.1 million, or 2.6%, for the three months ended September 30, 2012 compared to the same period in 2011 due primarily to stock-based compensation increases of $0.2 million offset by a reduction of personnel related costs of $0.1 million.

Other Income (Expense), net. Other income, net increased $0.3 million for the three months ended September 30, 2012 compared to the same period in 2011 due to changes in foreign currency rates.

Provision for Income Taxes. Our income tax provision increased $0.4 million to $3.2 million while our effective tax rate decreased to 32.2% for the three months ended September 30, 2012 compared to our income tax provision of $2.8 million and effective tax rate of 33.8% for the three months ended September 30, 2011. The decrease in effective tax rate is primarily attributable to an increase in the deduction for domestic manufacturing activities we are eligible to take in the current year.

Segment Income from Operations

Income from operations by segment and the related changes for the three months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,
	2012		2011		Change
(dollars in thousands)	$	% of Segment Revenue	$	% of Segment Revenue	$	%
Income from operations:
United States	$8,362	32.7%	$6,701	33.0%	$1,661	24.8%
Europe	1,995	34.6	2,104	36.3	(109)	(5.2)
Other	(784)	(71.2)	(537)	(64.1)	(247)	(46.0)

Total income from operations	$9,573	29.5%	$8,268	30.7%	$1,305	15.8%

Income from operations for the United States segment increased $1.7 million, or 24.8%, and as a percentage of segment revenue decreased to 32.7% from 33.0%, in each case for the three months ended September 30, 2012 compared to the same period in 2011. Income from operations for the United States segment increased due to a 26.1% increase in revenue offset by increased costs as previously discussed.

Income from operations for the Europe segment decreased $0.1 million, or 5.2%, and as a percentage of segment revenue decreased to 34.6% from 36.3%, in each case for the three months ended September 30, 2012 compared to the same period in 2011. Income from operations for the Europe segment decreased due to a consistent level of revenue impacted by increased operating costs for the three months ended September 30, 2012 compared to the same period in 2011.

Comparison of Nine Months Ended September 30, 2012 and 2011

Revenue

Revenue by product line and the related changes for the nine months ended September 30, 2012 and 2011 were as follows:

	Nine Months Ended September 30,
	2012		2011		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Protomold	$66,697	72.2%	$55,087	75.2%	$11,610	21.1%
First Cut	25,678	27.8	18,215	24.8	7,463	41.0

Total revenue	$92,375	100.0%	$73,302	100.0%	$19,073	26.0%

Revenue by geographic region, based on the billing location of the end customer, is summarized as follows:

	Nine Months Ended September 30,
	2012		2011		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
United States	$69,887	75.7%	$54,723	74.7%	$15,164	27.7%
International	22,488	24.3	18,579	25.3	3,909	21.0

Total revenue	$92,375	100.0%	$73,302	100.0%	$19,073	26.0%

Our revenue increased $19.1 million, or 26.0%, for the nine months ended September 30, 2012 compared to the same period in 2011. Of this growth, approximately $5.5 million was attributable to sales to approximately 4,400 existing customer companies, and approximately $13.6 million was attributable to sales to approximately 2,250 new customer companies gained during the nine months ended September 30, 2012. Our overall revenue growth was driven by a 27.7% increase in U.S. revenue, a 21.0% increase in international revenue, a 21.1% increase in Protomold revenue and a 41.0% increase in Firstcut revenue, in each case for the nine months ended September 30, 2012 compared to the same period in 2011. Our revenue increases were primarily driven by greater spending on marketing and increases in selling personnel. The effect of pricing changes on revenue was immaterial for the nine months ended September 30, 2012 compared to the same period in 2011.

Revenue by reportable segment is summarized as follows:

	Nine Months Ended September 30,
	2012		2011		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
United States	$72,652	78.6%	$57,510	78.5%	$15,142	26.3%
Europe	16,305	17.7	13,941	19.0	2,364	17.0
Other	3,418	3.7	1,851	2.5	1,567	84.7

Total revenue	$92,375	100.0%	$73,302	100.0%	$19,073	26.0%

For our United States segment, revenue increased $15.1 million, or 26.3%, for the nine months ended September 30, 2012 compared to the same period in 2011. Of this growth, approximately $6.9 million was attributable to sales to approximately 3,350 existing customer companies, and approximately $8.2 million was attributable to sales to approximately 1,375 new customer companies gained during the nine months ended September 30, 2012. Our United States revenue increase was primarily driven by greater spending on marketing and increases in sales personnel.

For our Europe segment, revenue increased $2.4 million, or 17.0%, for the nine months ended September 30, 2012 compared to the same period in 2011. This growth was attributable to approximately $4.1 million in sales to approximately 625 new customer companies gained during the nine months ended September 30, 2012, partially offset by a period-over-period decline of approximately $1.7 million in sales attributable to approximately 825 existing customer companies. Our Europe revenue increase was primarily driven by greater spending on marketing and increases in sales personnel.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $9.0 million, or 31.8%, for the nine months ended September 30, 2012 compared to the same period in 2011 due to raw material and production cost increases of $3.1 million to support increased sales volumes, equipment and facility-related cost increases of $1.4 million and an increase in direct labor headcount resulting in personnel and related cost increases of $4.5 million.

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

Operating Expenses, Other Income (Expense), net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expense increased $2.3 million, or 20.7%, for the nine months ended September 30, 2012 compared to the same period in 2011 due to a $0.6 million increase in marketing program costs and an increase in headcount resulting in personnel and related cost increases of $1.7 million.

Research and Development. Our research and development expense increased $3.0 million, or 82.0%, for the nine months ended September 30, 2012 compared to the same period in 2011 due to an increase in headcount resulting in personnel and related cost increases of $0.9 million, operating cost increases of $0.6 million and professional services of $1.5 million for outside consulting services.

General and Administrative. Our general and administrative expense increased $2.1 million, or 25.3%, for the nine months ended September 30, 2012 compared to the same period in 2011 due to stock-based compensation increases of $1.2 million, an increase in headcount resulting in personnel and related cost increases of $0.4 million and professional services of $0.5 million for outside legal and accounting services.

Other Income (Expense), net. Other income (expense), net decreased $0.1 million for the nine months ended September 30, 2012 compared to the same period in 2011 due to changes in foreign currency rates.

Provision for Income Taxes. Our income tax provision increased $0.7 million to $8.0 million while our effective tax rate decreased to 32.4% for the nine months ended September 30, 2012 compared to our income tax provision of $7.3 million and effective tax rate of 33.0% for the nine months ended September 30, 2011. The decrease in effective tax rate is primarily attributable to an increase in the deduction for domestic manufacturing activities we are eligible to take in the current year.

Segment Income from Operations

Income from operations by segment and the related changes for the nine months ended September 30, 2012 and 2011 were as follows:

	Nine Months Ended September 30,
	2012		2011		Change
(dollars in thousands)	$	% of Segment Revenue	$	% of Segment Revenue	$	%
Income from operations:
United States	$22,396	30.8%	$20,089	34.9%	$2,307	11.5%
Europe	4,706	28.9	3,672	26.3	1,034	28.2
Other	(2,425)	(70.9)	(1,785)	(96.4)	(640)	(35.9)

Total income from operations	$24,677	26.7%	$21,976	30.0%	$2,701	12.3%

Income from operations for the United States segment increased $2.3 million, or 11.5%, and as a percentage of segment revenue decreased to 30.8% from 34.9%, in each case for the nine months ended September 30, 2012 compared to the same period in 2011. Income from operations for the United States segment increased due to a 26.3% increase in revenue offset by increased costs as previously discussed.

Income from operations for the Europe segment increased $1.0 million, or 28.2%, and as a percentage of segment revenue increased to 28.9% from 26.3%, in each case for the nine months ended September 30, 2012 compared to the same period in 2011. Income from operations for the Europe segment increased due to a 17.0% increase in revenue, higher factory utilization and operating expenses growing at a slower rate than revenue.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
(dollars in thousands)	2012	2011
Net cash provided by operating activities	$19,261	$19,335
Net cash used in investing activities	(65,540)	(9,583)
Net cash provided by (used in) financing activities	74,604	(3,408)
Effect of exchange rates on cash and cash equivalents	(170)	(92)

Net increase in cash and cash equivalents	$28,155	$6,252

Sources of Liquidity

Historically we have financed our operations and capital expenditures through operations, lease financing and the use of bank loans. In February 2012, we completed the IPO of our common stock, which provided us with $71.5 million of cash, net of underwriting discounts and commissions and offering expenses payable by us. We had cash and cash equivalents of $36.3 million as of September 30, 2012, an increase of $28.2 million from December 31, 2011. The increase in our cash was due primarily to cash received from the IPO of our common stock and generated through operations, partially reduced by investment activity described in Note 5 to the consolidated financial statements.

Cash Flows from Operating Activities

Cash provided by operating activities was $19.3 million for the nine months ended September 30, 2012. We had net income of $16.6 million, which included non-cash charges consisting of $4.4 million in depreciation and $2.4 million in stock-based compensation, offset by $2.6 million of excess tax benefit on stock-based compensation. Other uses of cash in operating activities totaled $1.5 million, which included an increase in accounts receivable of $3.8 million, increase in inventory of $0.5 million, increase in prepaid and other expenses of $0.3 million and a decrease in accounts payable of $0.3 million, which were partially offset by an increase in income taxes payable of $2.4 million and increase in accrued and other liabilities of $1.0 million. The increase in accounts receivable reflects increases in revenue.

Cash provided by operating activities was $19.3 million for the nine months ended September 30, 2011. We had net income of $14.7 million, which included non-cash charges consisting of $3.0 million in depreciation, $0.7 million in stock-based compensation expense and $1.5 million in deferred taxes. Other uses of cash in operating activities totaled $0.6 million, which included an increase in accounts receivable of $4.4 million, an increase in inventory of $1.2 million and an increase in prepaid expenses of $0.1 million, which were partially offset by an increase in accounts payable of $0.9 million, increase in accrued liabilities of $3.7 million and increase in income taxes of $0.5 million. The increase in accounts receivable reflects increases in revenue.

Cash Flows from Investing Activities

Cash used in investing activities was $65.5 million for the nine months ended September 30, 2012, consisting of $14.4 million for the purchase of property and equipment and $61.4 million for the purchase of marketable securities, which were partially offset by $10.3 million in proceeds from the sale and call redemption of marketable securities.

Cash used in investing activities was $9.6 million for the nine months ended September 30, 2011, consisting of $10.1 million for the purchase of property and equipment, which was partially offset by a net reduction of short-term investments of $0.5 million.

Cash Flows from Financing Activities

Cash provided by financing activities was $74.6 million for the nine months ended September 30, 2012, consisting of $71.5 million from the IPO of our common stock, excess tax benefit on stock-based compensation of $2.6 million and $0.8 million in proceeds from exercises of stock options and warrants, partially offset by $0.3 million for payments of debt.

Cash used in financing activities was $3.4 million for the nine months ended September 30, 2011. The primary use of funds was for net payments on debt of $3.9 million, which was partially offset by proceeds from stock option and warrant exercises of $0.5 million.

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

Allowance for Doubtful Accounts

We carry our accounts receivable at their face amount less an allowance for doubtful accounts. On a periodic basis, we evaluate our accounts receivable and establish an allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions taking into account the history of write-offs and collections. A receivable is considered past due if payment has not been received within the period agreed upon in the invoice. Accounts receivable are written off after all collection efforts have been exhausted. To date, we have not incurred any write-offs of accounts receivable significantly different than the amounts reserved. We believe appropriate reserves have been established, but they may not be indicative of future write-offs. Our allowance for doubtful accounts as of September 30, 2012 and December 31, 2011 was $0.2 million and $0.1 million, respectively. Our allowance for doubtful accounts has decreased as a percentage of accounts receivable due to improvements in account aging driven by stronger credit policies.

We also record a provision for estimated product returns and allowances in the period in which the related revenue is recorded. This provision against current gross revenue is based principally on historical rates of sales returns.

Inventory Valuation and Inventory Reserves

Inventory consists primarily of raw materials, which are recorded at the lower of cost or market, using the average-cost method, which approximates first-in, first-out, or FIFO, cost. We periodically review our inventory for slow-moving, damaged and discontinued items and provide reserves to reduce such items identified to their recoverable amounts. Our inventory allowance for obsolescence is not material as of September 30, 2012 or December 31, 2011.

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

The Black-Scholes option pricing model requires inputs such as the risk-free interest rate, expected term, expected volatility and expected dividend yield. We base the risk-free interest rate that we use in the Black-Scholes option pricing model on zero coupon U.S. Treasury instruments with maturities similar to the expected term of the award being valued. The expected term represents the weighted-average period that our stock options are expected to be outstanding. The expected term is based on the observed and expected time to post-vesting exercise of options by employees and non-employee directors and considers the impact of post-vesting award forfeitures. As we have been operating as a private company with a limited market for our stock since inception to the completion of our IPO in February 2012, we estimate the volatility of our common stock based on volatility of a peer group of comparable publicly traded companies for which historical information is available. We have never paid and do not anticipate paying any cash dividends in the foreseeable future and, therefore, we use an expected dividend yield of zero in the option pricing model. In order to properly attribute compensation expense, we are required to estimate pre-vesting forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest. If our actual forfeiture rate is materially different from our estimate, stock-based compensation expense could be significantly different from what has been recorded.

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

Item 1A. Risk Factors

The risk factor discussed below updates the risk factors we previously disclosed under the heading “Risk Factors” in our final prospectus for our IPO dated February 23, 2012 and filed with the SEC on February 27, 2012.

Compliance with new regulations and customer demands regarding “conflict minerals” could significantly increase costs and affect the products that we manufacture.

Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 required the SEC to establish new disclosure and reporting requirements regarding specified minerals originating in the Democratic Republic of the Congo or an adjoining country that are necessary to the functionality or production of products manufactured by companies required to file reports with the SEC. The final rules implementing these requirements, as released recently by the SEC, could affect sourcing at competitive prices and availability in sufficient quantities of minerals used in the products that we manufacture. In addition, these rules could result in us incurring additional costs to perform and document supplier due diligence. Moreover, we may encounter challenges to satisfy those customers who require that all of the components of the products that we manufacture for them be certified as conflict free.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Use of Proceeds from Public Offering of Common Stock

On February 23, 2012, our registration statement on Form S-1 (No. 333-175745) was declared effective for our IPO, and on February 29, 2012 we consummated the IPO consisting of 4,945,000 shares of our common stock for $16.00 per share, including the underwriters’ exercise of their IPO over-allotment option for an additional 645,000 shares issued and sold by us for $16.00 per share. The underwriters of the offering were Jefferies & Company, Inc., Piper Jaffray & Co., William Blair & Company, L.L.C. and Craig-Hallum Capital Group, LLC. Following the sale of the shares in connection with the closing of the IPO, the offering terminated. As a result of the IPO, including the underwriters’ over-allotment option, we received total net proceeds of approximately $71.5 million, after deducting total expenses of $7.6 million, consisting of underwriting discounts and commissions of $5.5 million and offering-related expenses of approximately $2.1 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. We have used and intend to use the net proceeds from our IPO for working capital and other general corporate purposes and we have invested the funds in marketable securities as previously discussed in Note 5 to the consolidated financial statements appearing in Part I, Item 1 in this Quarterly Report on Form 10-Q. We may also use a portion of the net proceeds to license, acquire or invest in complementary businesses, technologies, products or assets, as well as add incremental capacity. There has been no material change in the planned use of proceeds from our IPO from that described in the final Prospectus filed with the SEC pursuant to Rule 424(b)(4) on February 27, 2012.

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

Proto Labs, Inc.

Date: October 30, 2012	/s/ Bradley A. Cleveland
Bradley A. Cleveland
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2012	/s/ John R. Judd
John R. Judd
Chief Financial Officer
(Principal Financial Officer)