Form 10-K
period 2012-12-31
Proto Labs Inc
filed 2013-03-22
CIK 1443669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-35435

Proto Labs, Inc.

(Exact name of Registrant as specified in its charter)

Minnesota	41-1939628
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5540 Pioneer Creek Drive
Maple Plain, Minnesota	55359
(Address of principal executive offices)	(Zip Code)

(763) 479-3680

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.001 Per Share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes   ☒     No   ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes   ☐     No   ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).     Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 29, 2012 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $162.7 million.

As of March 8, 2013, there were 25,120,156 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2013 Annual Meeting of Shareholders are incorporated by reference to Part III of this Annual Report on Form 10-K.

Special Note Regarding Forward Looking Statements

Statements contained in this Annual Report on Form 10-K regarding matters that are not historical or current facts are “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve known and unknown risks, uncertainties and other factors which may cause our results to be materially different than those expressed or implied in such statements. In particular, some of the risks associated with our business include:

•	the level of competition in our industry and our ability to compete;

•	our ability to continue to sell to existing customers and sell to new customers;

•	our ability to respond to changes in our industry;

•	our ability to meet the needs of product developers;

•	our ability to meet product developers’ expectations regarding quick turnaround time and price;

•	any failure to maintain and enhance our brand;

•	our ability to process a large volume of designs and identify significant opportunities in our business;

•	the adoption rate of e-commerce and 3D CAD software by product developers;

•	the loss of key personnel or failure to attract, integrate and retain additional personnel;

•	our ability to effectively grow our business and manage our growth;

•	system interruptions at our operating facilities, in particular our Maple Plain, Minnesota location;

•	our ability to protect our intellectual property and not infringe others’ intellectual property; and

•	our ability to effectively operate as a public company.

Certain of these factors and others are described in the discussion on risk factors that appear in Part I, Item 1A: “Risk Factors” of this Annual Report on Form 10-K and uncertainties detailed in this and other reports and filings with the Securities and Exchange Commission (SEC). Other unknown or unpredictable factors also could have material adverse effects on our future results. We cannot guarantee future results, levels of activity, performance or achievements. Accordingly, you should not place undue reliance on these forward-looking statements. Finally, we expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

PART I

Item 1. Business

Overview

Proto Labs, Inc. was incorporated in Minnesota in 1999. The terms “Proto Labs,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Proto Labs, Inc. and its subsidiaries. We are a leading online and technology-enabled quick-turn manufacturer of custom parts for prototyping and short-run production. We provide “Real Parts, Really Fast” to product developers worldwide, who are under increasing pressure to bring their finished products to market faster than their competition. We utilize computer numerical control (CNC) machining and injection molding to manufacture custom parts for our customers. Our proprietary technology eliminates most of the time-consuming and expensive skilled labor conventionally required to quote and manufacture parts in low volumes. Our customers conduct nearly all of their business with us over the Internet. We target our services to the millions of product developers who use three-dimensional computer-aided design (3D CAD) software to design products across a diverse range of end-markets. We have established our operations in the United States, Europe and Japan, which we believe are three of the largest geographic markets where these product developers are located. We believe our use of advanced technology enables us to offer significant advantages at competitive prices to many product developers and is the primary reason we have become a leading supplier of low-volume custom parts.

We believe low-volume manufacturing has historically been an underserved market due to the inefficiencies inherent in the quotation, equipment set-up and non-recurring engineering processes required to produce custom parts. Our customers typically order low volumes of custom parts because they need a prototype to confirm the form, fit and function of one or more components of a product under development, or because they need an initial supply of parts to support pilot production while their high-volume production mold is being prepared, or because their product will only be released in a limited quantity. In each of these instances, we believe our solution provides product developers with an exceptional combination of speed, competitive pricing, ease of use and reliability that they typically cannot find among conventional custom parts manufacturers. Our technology enables us to ship parts in as little as one business day after receipt of a customer’s design submission.

Our proprietary technology enables us to automate and integrate the majority of activities involved in procuring custom low-volume parts, starting with our web interface through which a product developer submits a 3D CAD part design. We have developed complex algorithms to quickly analyze the geometry of the design to analyze its manufacturability. In many cases, our software provides suggested design modifications to enhance manufacturability, presented to the product developer in a color-coded 3D representation of the part. Our automated pricing algorithm generates a firm price that is incorporated into a highly interactive web-based quotation, which allows the product developer to change a variety of parameters and instantly receive an updated price. Once the order is entered online, our manufacturing software calculates the required instructions for a CNC machine to make the part or related mold. Our system is highly scalable and capable of processing a large number of design submissions. As a result of the factors described above, we have significantly reduced many of the inefficiencies involved in serving the low-volume manufacturing market, while scaling our business to generate quotations on over 310,000 design submissions in 2012. And, as a further result, many of our customers tend to return to Proto Labs to meet their ongoing needs, with approximately 84%, 81% and 77% of our revenue in 2012, 2011 and 2010, respectively, derived from existing customers who had placed orders with us in prior years.

Our manufacturing services currently include CNC machining and plastic injection molding. We continually seek to expand the range of size and geometric complexity of the parts we can make with these processes, to extend the variety of materials we are able to support and to identify additional manufacturing processes to which we can apply our technology in order to better serve the evolving preferences and needs of product developers. See “Risk Factors—If our present single or limited source suppliers become unavailable or inadequate, our customer relationships, results of operations and financial condition may be adversely affected” for a discussion of the sourcing and availability of materials. We also plan to grow our business by further penetrating the universe of product developers at the customer companies we have already served, attracting new customer companies in the geographic markets in which we already have an established presence, and selectively entering new geographic markets.

We have experienced significant growth since our inception in 1999. We have grown our total revenue from $44.4 million in 2008 to $126.0 million in 2012. We have grown our income from operations from $10.7 million in 2008 to $34.9 million in 2012.

Industry Overview

Our Industry

We serve product developers worldwide who bring new ideas to market in the form of products containing one or more custom mechanical parts. Many of these product developers use 3D CAD software to create digital models representing their custom part designs that are then used to create physical parts for prototyping, functional testing, market evaluation or eventual production. Custom prototype parts play a critical role in the product development process, as they provide product developers with the ability to confirm their intended performance requirements and explore design alternatives. From the inception of our company in 1999 through December 31, 2012, we have filled orders for approximately 28,000 product developers.

Early in the product development process, “additive rapid prototyping” processes such as stereolithography, selective laser sintering, fused deposition modeling or 3D printing can be used to quickly produce an approximate physical representation of a part, but these representations often do not meet product developers’ requirements for dimensional accuracy, cosmetics and material properties. As an alternative or supplement to additive rapid prototyping, CNC machining can be used to produce low volumes of high-quality custom parts in either metal or plastic, while for follow-on functional testing, market evaluation and production runs, plastic parts are typically manufactured using injection molding. Both CNC machining and injection molding yield a part with the look, feel and performance of the finished product.

Trends Affecting the Product Development Process

There are several important trends impacting product developers worldwide.

Increasing E-Commerce Expectations

The Internet is a tool that is deeply integrated into the everyday activities of product developers, many of whom have come to expect a comprehensive set of integrated web-based capabilities and 24 hours a day, seven days a week access from their vendors. As product developers increasingly work with partners and vendors across various geographies and time zones, the Internet allows them to work collaboratively and immediately access information at any time and from anywhere in the world.

Accelerating Time to Market

Product developers are facing increased pressure from global competitors to be first to market with their finished products. In addition, rapid advances in technology and consumer demand for the latest products are driving shorter product life cycles in many industries. This makes it ever more critical to obtain prototype parts quickly and identify problems in a product design early to minimize delays.

Increasing Adoption of 3D CAD Software

For product developers involved in mechanical part design, 3D CAD has inherent advantages over 2D CAD because it provides a complete description of the part’s geometric design. As a result, many of these product developers continue to migrate from using 2D CAD to using 3D CAD for their design needs.

Challenges Confronting Product Developers

The trends affecting our industry create a variety of challenges for product developers.

Inadequate Turnaround Time

We believe most conventional custom parts manufacturers do not have the automated capability to analyze a design and then quote, manufacture and ship custom parts fast enough to satisfy the time-to-market needs of many product developers. Quotation and order placement from these custom parts manufacturers can take anywhere from a few days to weeks, and frequently require face-to-face interaction. In addition, once an order is placed, conventional custom parts manufacturers typically require a significant amount of manual engineering before manufacturing can begin.

Difficulty in Sourcing Low-Volume Custom Parts

We believe many custom parts manufacturers prefer the higher asset utilization inherent in high-volume production and therefore may decline or assign a lower priority to low-volume orders. In addition, those custom parts manufacturers that do take low-volume orders often lack the scale to produce significant numbers of different parts at the same time. This is particularly problematic for product developers with products requiring multiple custom parts, as these developers consequently may need to disperse and coordinate orders among several manufacturers.

Most Custom Parts Manufacturers Lack an Interactive Web-Based Interface

We believe most custom parts manufacturers lack the technology to offer an interactive web-based interface and quoting system, which can result in significant inconveniences for product developers. Business can typically be transacted only during the business day, frequently requires face-to-face interactions and is generally conducted without the web-centric convenience that product developers have come to expect in other aspects of their professional and personal lives.

High Cost

Many product developers find low-volume custom parts manufacturing to be expensive due to the manufacturer’s significant up-front non-recurring engineering costs and the additional costs incurred to support high-volume production, both of which must be absorbed over a small quantity of parts. Therefore, we believe most custom parts manufacturers are not well equipped to fulfill significant numbers of low-volume orders at competitive prices.

Our Solution

We have developed proprietary software and advanced manufacturing processes that automate much of the skilled labor conventionally required in quoting, production engineering and manufacturing custom parts. We believe our interactive web-based interface and highly automated processes address the desires of many product developers for a fast, efficient and cost-effective means of obtaining low-volume custom parts. We also believe the use of our advanced technology to bring speed and efficiency at competitive prices to product developers is the primary reason we have become a leading supplier of low-volume custom CNC-machined and injection molded parts.

Key elements of our solution include:

Sophisticated Technology that Reduces Turnaround Time

Our web-based interface and proprietary software automate many of the manual and time-consuming processes typically required to obtain custom CNC-machined or injection molded parts from conventional suppliers. Our platform automates many aspects of the entire process from design submission through manufacturability analysis and feedback, quotation, order submission, mold design, tool path generation and mold or part manufacture. Our prospective customers upload a 3D CAD file of their required part through our website, and often within minutes our software analyzes the manufacturability of the product and, if we are able to make the part, returns a firm price quotation with any recommendations for design modifications. Our quoting system is highly interactive, enabling our prospective customers to change the material, finish, quantity or shipping schedule of orders, and to instantly receive an updated quotation. Once an order is received, our software automates much of the mold design, tool path generation and mold or part manufacture that normally require skilled labor. As a result, in many cases we are able to quote orders in minutes and ship parts in as little as one business day.

Enhanced Customer Experience

Our web-based customer interface provides a straightforward means of submitting 3D CAD part designs. Our proprietary manufacturability analysis then quickly analyzes whether a part design falls within our manufacturing capabilities. In many cases, our software provides suggested design modifications to enhance manufacturability, presented to the product developer in an interactive quotation containing a color-coded 3D representation of the part. This allows product developers to quickly determine the manufacturability of their parts, what they will cost and when they can be shipped. Our interactive quotations provide instant visibility into the impact of changing an order’s various parameters such as material, finish, quantity or shipping schedule. As a result, we provide product developers with an easy-to-use and consistent means of obtaining custom parts.

Attractive Low-Volume Pricing

Based on internal market research, we believe we generally have competitive pricing on low-volume orders. We believe this is a direct result of our technology and the efficiency of our operations, both of which were designed specifically for low-volume production. By automating and integrating many of the manual processes conventionally involved in quoting and manufacturing low-volume custom CNC-machined and injection molded parts, we have significantly reduced or eliminated most of the non-recurring engineering labor costs associated with these processes. These costs are typically a significant portion of the total costs in the low-volume custom parts manufacturing environment, and as a result, we can typically offer product developers competitive prices on low-volume custom manufactured parts.

Scale to Process Large Numbers of Unique Part Designs

Our proprietary, highly scalable quoting technology addresses the manual processes conventionally involved in submitting a design, analyzing its manufacturability, making design revision recommendations and generating price quotations. This enables us to quickly analyze high volumes of 3D CAD part design submissions and provide feedback to our prospective product developer customers. In 2012 alone, we generated quotations for over 310,000 design submissions. Our proprietary manufacturing automation technology is also highly scalable, enabling us to process large numbers of unique designs and efficiently manufacture the related parts to meet the needs of product developers.

Our Competitive Advantages

We believe our leadership position is based on a number of distinct competitive advantages:

Advanced Proprietary Technology

Our proprietary technology automates much of the skilled labor conventionally required to quote and manufacture low-volume custom parts, including the often time-consuming steps of design submission, manufacturability analysis and feedback, quotation, order submission, mold design, tool path generation, mold or part manufacture, and production management. This technology has been developed and continually expanded and refined over our 13 years of providing custom mold and part manufacturing services to our customers. We believe our proprietary technology gives us significant advantages over our competitors, who typically lack the expertise and resources to develop similar technology.

Turnaround Speed

We believe we are generally the fastest provider of low-volume custom CNC-machined or injection molded parts.

By automating many of the manual and time-consuming steps conventionally required to obtain low-volume custom parts, we have established a unique advantage over our competitors that lack similar capabilities. Our proprietary technology and advanced manufacturing processes allow product developers to submit designs at any time and enable us to ship parts to our customers in as little as one business day. Our competitors often require several days just to generate a price quotation and may take even more time if the order parameters are subsequently changed by the product developer.

Operations Designed for Low-Volume Manufacturing

Unlike conventional custom parts manufacturers, our operating model is specifically designed for efficient low- volume production. Our customer interactions occur primarily online, and our proprietary technology eliminates much of the skilled labor conventionally required for manufacturability analysis and feedback, quotation, order submission, mold design, tool path generation and mold or part manufacture. These functions typically account for a significant portion of the total costs in the low-volume custom parts manufacturing environment. Our automation enables us to quote many thousands of CNC-machined or injection molded part designs per month, which we believe few of our competitors can match.

Marketing and Sales Strength

We have developed expertise in marketing to product developers, both within our existing customer companies and at companies we have not yet served. We attract customers by using a variety of marketing tactics, resulting in both lead generation and brand reinforcement. Through December 31, 2012, we have generated a database of over 295,000 product developers that represent current or potential future users of our services.

We have also built a professionally-led international sales organization focused on quickly following up on marketing leads and quotation requests, understanding our customers’ internal initiatives, converting prospects into customers by conveying our value proposition, and finding additional leads within our existing customer companies. We believe that our marketing and sales organization is a key competitive advantage and that most of our competitors lack the expertise and resources to establish and maintain an organized, international program of similar scale.

Deep Industry Knowledge

We believe that the volume of new custom part designs we process and the size and diversity of our customer base give us unique insight into the needs of our prospective customers. This has allowed us to focus our development resources on areas that we believe represent significant opportunities for our business. Through December 31, 2012, we have received over 1,000,000 uploaded part designs, sent over 875,000 part quotations and shipped over 200,000 unique parts to approximately 28,000 product developers representing over 13,000 customer companies across a wide range of industries.

Our Growth Strategy

The principal elements of our growth strategy are to:

Increase Penetration of Existing Customer Companies

We plan to expand our customer base to include more product developers within the companies that have already used our services. Individual product developers typically make or influence the choice of vendor when sourcing low-volume custom parts. We believe a significant opportunity exists for us to leverage highly satisfied product developers to encourage others within the same organization to utilize our services. We have historically generated a significant number of new customers through word-of-mouth referrals from other product developers, and we plan to combine these referrals with the efforts of our marketing and sales force to identify and market our services to the colleagues of our existing customers.

Gain New Customer Companies in Existing Geographic Markets

We plan to use our marketing and sales capabilities to continue to pursue product developers within companies who have not yet used our services. Our presence in geographic regions that have high populations of 3D CAD users provides us with a broad universe of potential new customer companies on which to focus our marketing and sales efforts.

Expand the Range of Parts We Offer

We regularly analyze the universe of customer design submissions that we are currently unable to manufacture and focus a significant portion of our research and development efforts on expanding the range of parts that we can produce. Since we first introduced our Protomold injection molding service in 1999, we have steadily expanded the size and geometric complexity of the injection molded parts we are able to manufacture, and we continue to extend the diversity of materials we are able to support. Similarly, since first introducing our Firstcut CNC machining service in 2007, we have expanded the range of part sizes, design geometries and materials we can support. For example, during 2012 we expanded the number of materials we offer to include a variety of high temperature resins available through our Protomold injection molding service and steel, stainless steel, magnesium and copper in our Firstcut machining service. As we continue to expand the range of our existing process capabilities, we believe we will meet the needs of a broader set of product developers and consequently convert a higher number of quotation requests into orders.

Introduce New Manufacturing Processes

We seek to identify additional manufacturing processes to which we can apply our technology and expertise to meet a greater range of product developers’ needs. Introducing new manufacturing processes can both attract new customers and provide us with a significant opportunity to cross-sell with our existing services to our existing customer base. As an example of a new manufacturing process, our Firstcut service was first introduced in the United States in 2007 and has grown to represent 28% of our total revenue in the year ended December 31, 2012. We regularly evaluate new manufacturing processes to offer product developers and introduce such new processes when we are confident that a sufficient market need exists and that we can offer the same advantages our customers have come to expect from us. For example, during 2012 two of our largest research and development initiatives have revolved around thixomolding of magnesium and metal injection molding of steel alloys. During the fourth quarter of 2012, we were successful in launching the operation of the thixomolding process and have shipped molded magnesium parts to a small group of customers. As it relates to metal injection molding of steel alloys, we have installed a complete manufacturing line and have begun the process of manufacturing and testing sample parts. In 2013, we plan to continue to progress on each of these initiatives towards commercialization as a product offering to our customers. See “Selected Consolidated Financial Data” for disclosure of our historical research and development expenses.

Expand into New Geographic Markets

We believe there may be opportunities to grow by identifying and expanding into select additional geographic markets. We currently operate in the United States, Europe and Japan, where we believe a substantial portion of the world’s product developers are located. We entered the European market in 2005, and by 2012, this region represents approximately 18% of our total revenue. We launched operations in Japan in late 2009 and, while still in the development stage, have achieved enough growth there to prompt a move into a larger facility in early 2012. While we currently do not have specific plans to expand into any particular geographic markets, we believe opportunities exist to serve the needs of product developers in select new geographic regions and we will continue to evaluate such opportunities if and when they arise. For discussion of our financial information about the geographic markets where we operate, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Note 16 – Segment and Geographic Information” in our consolidated financial statements.

Capitalize on Increasing Customer Expectations for 24/7 Access to Comprehensive, User-Friendly E- Commerce Capabilities

We plan to further enhance the functionality and ease of use of our platform and expand the capabilities of our technology in order to further increase automation and meet the evolving needs of product developers worldwide. We believe product developers have come to expect advanced web-based tools and a fully integrated Internet platform from their vendors. We will continue to use the Internet to provide product developers with a standardized interface through which they can upload their 3D CAD models and obtain firm, interactive quotations quickly and efficiently.

Our Services

Our Firstcut and Protomold services offer many product developers the ability to quickly and efficiently outsource their low-volume, quick-turn custom parts manufacturing. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the historical revenue generated by each of Firstcut and Protomold.

Firstcut

Our Firstcut service uses commercially-available CNC machines to cut plastic or metal blocks into one or more custom parts based on the 3D CAD model uploaded by the product developer. Our efficiencies derive from the automation of the programming of these machines and a proprietary fixturing process. The Firstcut service is well suited to produce small quantities, typically in the range of one to ten parts.

Protomold

Our Protomold service uses our 3D CAD-to-CNC machining technology for the automated design and manufacture of aluminum injection molds, which are then used to produce custom injection-molded plastic parts on commercially-available equipment. Our Protomold service is used for both prototype and short-run production. Prototype quantities typically range from 25 to 100 parts. Because we retain possession of the molds, customers who need short-run production often come back to Protomold for additional quantities typically ranging up to 10,000 parts. They do so either to support pilot production while their tooling for high-volume production is being prepared or because their product will only be released in a limited quantity. These additional part orders typically occur on approximately 50% of the molds that we make, typically accounting for approximately half of our total Protomold revenue.

The process for both Firstcut and Protomold begins when the product developer uploads one or more 3D CAD models representing the desired part geometry. Our proprietary software uses complex algorithms to analyze the 3D CAD geometry, analyze its manufacturability and support the creation of an interactive, web-based quotation containing pricing and manufacturability information. A link to the quotation is then e-mailed to the product developer, who can access the quotation, change a variety of order parameters and instantly see the effect on price before finalizing the order. For Firstcut, the tool paths are then reviewed and routed to our high-speed CNC machining centers for execution. In the case of Protomold, our proprietary software supports the creation of the mold design and the tool paths required to manufacture the mold components, which are then routed to our CNC machining centers for execution. Once the mold is assembled, it is placed in one of our injection molding presses to create the required parts. For both our Firstcut and Protomold services, we ship parts in as little as one business day from design submission. We ship our parts via small parcel common carriers on standard terms and conditions.

The following diagram summarizes the technology-enabled processes described above:

Our Technology

Our technology eliminates much of the skilled labor conventionally associated with quoting and preparing a new part design for manufacture. Our proprietary software largely automates the areas of manufacturability analysis and feedback, price quotation, order submission, mold design, tool path generation, mold or part manufacture and production management. The more computationally intensive aspects of this software utilize a proprietary parallel processing software environment running on our in-house compute cluster servers.

Manufacturability Analysis

Our proprietary software analyzes the 3D CAD models submitted by our customers to determine the extent to which they are suitable for our standardized manufacturing processes. In the case of CNC machining, this manufacturability analysis identifies features that may be too fragile to be machined and areas that cannot be machined at all. For injection molding, problematic features such as undercuts, thin areas, thick areas and areas requiring geometry adjustments to allow the part to be ejected from the mold are identified. Many of our customers find this analysis particularly helpful, as it diagnoses and prevents potential problems prior to manufacturing. We can also provide a flow analysis to identify parts that may be so thin and large that plastic will solidify before the mold can be completely filled. Our manufacturability analysis plays a major role in our automated pricing algorithms.

Web-Based Quotation

We have branded our Firstcut and Protomold automated quotation systems as FirstQuote and ProtoQuote. Both deliver an interactive graphical quotation to the customer in the form of a web page that includes a color-coded 3D representation of the part highlighting features relevant to manufacturability. In some cases, features are indicated that must be changed to be compatible with our process. We also highlight and recommend design improvements that might be made to improve the manufacturability of the part, or to indicate any possible deviations between the part as it was designed and how it will be manufactured. The web-based quotation allows the customer to change material, finish, quantity or shipping schedule of orders. Pricing indicated on the web-based quote instantly updates after each of these changes.

Mold Design

Our software technology and mold manufacturing system have co-evolved over more than 13 years of development, resulting in a standardized and efficient process for taking a customer’s 3D CAD model and creating the physical mold needed to make plastic parts. Our software enables our mold designers to quickly create the mold geometry specific to the customer’s part and automates the design of most other mold features, thus eliminating much of the skilled labor normally associated with mold design in a conventional environment.

Automated Tool Path Generation

In support of both our Firstcut and Protomold services, our proprietary software automates much of the skilled labor conventionally needed to generate the tool paths necessary to machine the required parts and mold components. Our software automation allows our users to do in minutes what can often require hours or days of labor for manufacturers using commercial computer-aided manufacturing (CAM) software.

Parallel Processing

The mathematical algorithms required to analyze manufacturability and generate tool paths are computationally intensive. We have developed a proprietary parallel processing software environment to accelerate the processing of individual jobs and allow straightforward scalability to a large number of jobs. This software system typically runs on a cluster of industry-standard 64-bit computers connected to each other and to our internal users’ computers over an isolated gigabit Ethernet local area network. We currently have clusters in multiple manufacturing facilities, two in the United States and one each in the United Kingdom and Japan.

Monitoring and Control

We have developed a proprietary, intranet-based monitoring and control system that allows us to monitor key aspects of our entire worldwide operations in real time using an easy to understand management dashboard. This system provides us with the ability to quickly react to new information across our organization.

Marketing

Our international, integrated marketing effort generates leads for our sales teams and seeks to strengthen our reputation as a leader in the field of quick turn, low-volume custom manufacturing. Much of our marketing activities occur over the Internet. We use marketing automation software to enhance the productivity of our sales and marketing teams and to track results of all campaigns to enhance our marketing return on investment.

We maintain brand awareness with product developers through the regular distribution of technical information including design guidelines, engineering white papers and a quarterly journal targeted at product developers. We also send out product giveaways that highlight technical aspects of injection molding we feel would be of interest to product developers. We believe these educational materials are key aspects of our lead generation efforts. In our Cool Idea! marketing program, we plan to award up to a total of $250,000 of our services to entrepreneurs with “cool ideas.” In addition to supporting entrepreneurs and innovative product development, we believe this program can generate good will, press coverage and word-of-mouth brand awareness.

Sales and Customer Service

We maintain an internal sales team trained in the basics of part design and the capabilities of our manufacturing services, as well as the key advantages of our services over alternative methods of low-volume custom parts manufacturing. We organize our sales team into two complementary roles: business development and account management, the former focused on selling to new customer companies and the latter focused on expanding sales within existing customer companies. We believe our sales staff is adept at researching customer companies and networking to find additional product developers that may have a need for our services. We also have a team of customer service engineers who can support highly technical engineering discussions with product developers as required during the sales process. Our revenue is generated from a diverse customer base, with no single customer company representing more than approximately 2% of our total revenue in 2012.

Competition

The market for low-volume custom parts manufacturing is fragmented, highly competitive and subject to rapid and significant technological change. Our potential competitors include:

•	Captive in-house services. Many larger companies undertaking product development have established CNC machining, injection molding or additive rapid prototyping capabilities internally to support the prototyping requirements of their product developers.

•	Other custom manufacturers. There are thousands of machine shops and plastic injection molding suppliers worldwide. The size and scale of these businesses range from very small specialty shops to large, high-volume production manufacturers.

•	Alternative manufacturing vendors. Various manufacturing processes, other than CNC machining and injection molding, are offered by other vendors. We generically refer to the most well known of these processes as “additive rapid prototyping,” which have been commercialized under labels such as stereolithography, selective laser sintering, fused deposition modeling and 3D printing.

We believe that the key competitive factors in our industry include:

•	Speed: turnaround time for quotations and parts;

•	Price: mold and piece part pricing;

•	Quality: dimensional accuracy, surface finish, material properties, color and cleanliness;

•	Capability: size and dimensional complexity of the part, materials supported and post-processing provided;

•	Capacity: ability to support multiple part designs in parallel; and

•	Service: overall customer experience, from web interface to post-sales support.

We believe that we have competitive strengths that position us favorably and have enabled us to become a leader in our markets. We also believe that substantially all of our current direct competitors are relatively small in terms of size of operations, revenue, number of customers and volume of parts sold, and generally lack our technological capabilities. However, our industry is evolving rapidly and other companies, including potentially larger and more established companies with developed technological capabilities, may begin to focus on low-volume custom parts manufacturing. These companies could more directly compete with us, along with our existing competitors, and both could also launch new products and services that we do not offer that may quickly gain market acceptance. Any of the foregoing could adversely affect our ability to attract customers.

Intellectual Property

We regard our patents, trademarks, service marks, trade dress, trade secrets, copyrights, domain names and other intellectual property as valuable to our business and rely on patent, trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, vendors and others to protect our proprietary rights. We register our patents, trademarks and service marks in the United States and other jurisdictions, as we deem appropriate. As of December 31, 2012, we own and have applications pending for patents relating to various aspects of our quoting and manufacturing processes as follows:

Jurisdiction	Issued Patents	Applications Pending
United States	15	1
United Kindgom	2	0
Germany	0	2

Our patents have expiration dates ranging from 2022 to 2031. We also own approximately 11 registered United States trademarks or service marks as of December 31, 2012, with corresponding registered protection in Europe and Japan for the most important of these marks such as PROTO LABS, PROTOMOLD, FIRSTCUT, PROTOQUOTE, FIRSTQUOTE and PROTOFLOW and corresponding registered protection in Australia, Canada and Mexico for PROTOMOLD. There can be no assurance that the steps we take to protect our proprietary rights will be adequate or that third parties will not infringe or misappropriate such rights. We have been subject to claims and expect to be subject to legal proceedings and claims from time to time in the ordinary course of our business. In particular, we may face claims from third parties that we have infringed their patents, trademarks or other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. Any unauthorized disclosure or use of our intellectual property could make it more expensive to do business and harm our operating results.

Employees

As of December 31, 2012, we had 622 full-time employees. None of our employees is covered by a collective bargaining agreement. We consider our current relationship with our employees to be good. We also regularly use independent contractors and other temporary employees across the organization to augment our regular staff. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

Available Information

Our principal executive offices are located 5540 Pioneer Creek Drive, Maple Plan, Minnesota 55359 and our telephone number is (763) 479-3680. Our website address is www.protolabs.com. Information on our website does not constitute part of this Annual Report on Form 10-K or any other report we file or furnish with the SEC. We provide free access to various reports that we file with or furnish to the SEC through our website as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports. Our SEC reports can be accessed through the investor relations section of our website or through the SEC’s website at www.sec.gov.

Executive Officers of the Registrant

Set forth below are the names of our current executive officers, their ages, titles, the year first appointed as an executive officer, and employment for the past five years:

Lawrence J. Lukis	64	Chairman and Chief Technology Officer
Bradley A. Cleveland	52	President, Chief Executive Officer and Director
Edward E. Bolton	46	Vice President of Culture
William M. Dietrick	56	Vice President of Marketing
John R. Judd	56	Chief Financial Officer
Donald G. Krantz	57	Chief Operating Officer
Thomas H. Pang	52	Managing Director of Proto Labs G.K.
Jacqueline D. Schneider	47	Vice President of Sales and Customer Service
John B. Tumelty	42	Managing Director of Proto Labs, Limited

Executive officers of the Company are elected at the discretion of the Board of Directors with no fixed terms. There are no family relationships between or among any of the executive officers or directors of the Company.

Lawrence J. Lukis. Mr. Lukis founded our company in 1999 and has served as our Chairman and Chief Technology Officer since November 2001. In 1985, Mr. Lukis co-founded LaserMaster Corp. (later ColorSpan), an innovator in laser printing products for desktop publishers and large format color inject printers, and served as a director and Chief Technology Officer from 1985 to 1997. ColorSpan was acquired by MacDermid Inc. in 2000 and was subsequently resold to Hewlett-Packard in 2007. Mr. Lukis currently serves on the board of directors of Karbon Kinetics Ltd., a manufacturer of electric bicycles.

Bradley A. Cleveland. Mr. Cleveland has served as our President and Chief Executive Officer since November 2001. Prior to November 2001, Mr. Cleveland co-founded and was Vice President of AeroMet Corporation, a laser additive manufacturing subsidiary of MTS Systems Corporation.

Edward E. Bolton. Mr. Bolton has served as our Vice President of Culture since September 2011. From September 2006 to September 2011, Mr. Bolton served as Corporate Human Resources Director at Ryt-Way Industries, LLC, a packaging company.

William M. Dietrick. Mr. Dietrick has served as our Vice President of Marketing since May 2008 and as an interim President of our subsidiary in Japan from April 2010 to October 2010. From June 2005 to May 2008, Mr. Dietrick was a partner with Premise Immersive Marketing, a marketing consulting firm. From December 2005 to February 2008, Mr. Dietrick served as General Manager of Witt Vending Co., a vending and catering company. From 2002 to 2005, Mr. Dietrick was Vice President and General Manager of Landscape Structures, a commercial playground equipment manufacturer.

John R. Judd. Mr. Judd has served as our Chief Financial Officer since June 2011. From June 2006 to June 2011, Mr. Judd served as Chief Financial Officer of Compellent Technologies, Inc., a network-storage company. From October 2003 to July 2006, Mr. Judd served as Chief Financial Officer of ATS Medical, Inc., a medical device manufacturer. From June 2000 to October 2003, Mr. Judd served as Controller of American Medical Systems Holdings, Inc., a medical device manufacturer. From 1997 to 1999, Mr. Judd served as Chief Financial Officer of the Autoglass Division of Apogee Enterprises, Inc., a glass technology company.

Donald G. Krantz. Dr. Krantz has served as our Chief Operating Officer since January 2007. From November 2005 to January 2007, Dr. Krantz served as our Vice President of Development. Prior to joining our company, Dr. Krantz served in various roles at MTS Systems, Inc., a builder of custom precision testing and advanced manufacturing systems, including as a business unit Vice President, Vice President of Engineering, and most recently, Chief Technology Officer. Dr. Krantz was an Engineering Fellow at Alliant Techsystems and Honeywell, Inc., and was named the 2005 Distinguished Alumnus of the Department of Computer Science and Engineering at the University of Minnesota.

Thomas H. Pang. Dr. Pang has served as the Managing Director of Proto Labs G.K. (Japan) since November 2010. Dr. Pang leads our company’s operations in Japan. From June 1999 to November 2010, Dr. Pang held various positions at 3D Systems, Inc., a 3D content-to-print solutions company, most recently as Managing Director and as General Manager and Vice President of Asia-Pacific Operations at 3D Systems Japan K.K. and 3D Systems, Inc., respectively.

Jacqueline D. Schneider. Ms. Schneider has served as our Vice President of Sales and Customer Service since February 2007. From November 2005 to February 2007, Ms. Schneider served as National Sales Director for Comm-Works, LLC, a global technology provider.

John B. Tumelty. Mr. Tumelty has served as the Managing Director of Proto Labs, Limited, our subsidiary in the United Kingdom, since its inception in July 2005. Mr. Tumelty leads our company’s operations in Europe. From March 1997 to June 2005, Mr. Tumelty held various positions at Western Thomson Plastics Ltd, an automotive systems supplier, most recently as Managing Director.

Item 1A. Risk Factors

The following are the significant factors that could materially adversely affect our business, financial condition, or operating results, as well as adversely affect the value of an investment in our common stock.

Risks Relating to Our Business

We face significant competition and expect to face increasing competition in many aspects of our business, which could cause our operating results to suffer.

The market for low-volume custom parts manufacturing is fragmented and highly competitive. We compete for customers with a wide variety of custom parts manufacturers and methods. Some of our current and potential competitors include captive in-house services, other custom manufacturers, and alternative manufacturing vendors such as those utilizing stereolithography, selective laser sintering, fused deposition modeling and 3D printing. Moreover, some of our existing and potential competitors are researching, designing, developing and marketing other types of products and services. We also expect that future competition may arise from the development of allied or related techniques for custom parts manufacturing that are not encompassed by our patents, from the issuance of patents to other companies that may inhibit our ability to develop certain products and from improvements to existing technologies. And our competitors may attempt to adopt and improve upon key aspects of our business model, such as development of technology that automates much of the manual labor conventionally required to quote and manufacture low-volume custom parts, implementation of interactive web-based and automated user interface and quoting systems and/or building scalable operating models specifically designed for efficient low-volume production. Third-party CAD software companies may develop software that mold-makers, injection molders and CNC machine shops could use to compete with our business model. Additive manufacturers may develop stronger, higher temperature resins or introduce other improvements that could more effectively compete with us on part quality. We may also, from time to time, establish alliances or relationships with other competitors or potential competitors. To the extent companies terminate such relationships and establish alliances and relationships with our competitors, our business could be harmed.

Existing and potential competitors may have substantially greater financial, technical, sales and marketing, manufacturing, distribution and other resources and name recognition than us, as well as experience and expertise in intellectual property rights and operating within certain international locations, any of which may enable them to compete effectively against us.

Though we plan to continue to expend resources to develop new technologies, processes and services, we cannot assure you that we will be able to maintain our current position or continue to compete successfully against current and future sources of competition. Our challenge in developing new services is finding services for which our automated quotation and manufacturing processes offer an attractive value proposition, and we may not be able to find any new services with potential economies of scale similar to our molding and machining services. If we do not keep pace with technological change and introduce new technologies, processes and services, the demand for our products and services may decline and our operating results may suffer.

Our success depends on our ability to deliver products and services that meet the needs of product developers and to effectively respond to changes in our industry.

We derive almost all of our revenue from the manufacture and sale to product developers of quick-turn low volumes of custom parts for prototyping, support of internal manufacturing and limited quantity product release. Our business has been and we believe will continue to be affected by changes in product developer requirements and preferences, rapid technological change, new product and service introductions and the emergence of new standards and practices, any of which could render our technology, products and services less attractive, uneconomical or obsolete. To the extent that our customers’ need for quick-turn parts decreases for any reason, it would likely have a material adverse effect on our business and operating results and harm our competitive position. In addition, CAD simulation and other technologies may reduce the demand for physical prototype parts. Therefore, we believe that to remain competitive, we must continually expend resources to enhance and improve our technology, product offerings and services.

In particular, we plan to increase our research and development efforts and to continue to focus a significant portion of those efforts to further develop our technology in areas such as our interactive user interface and manufacturing processes, potentially introduce new manufacturing processes within the research and development initiative we refer to as Protoworks, and broaden the range of parts that we are able to manufacture. We believe successful execution of this part of our business plan is critical for our ability to compete in our industry and grow our business, and there are no guarantees we will be able to do so in a timely fashion, or at all. Broadening the range of parts we offer is of particular importance since limitations in manufacturability are the primary reason we are not able to fulfill many quotation requests. There are no guarantees that the resources devoted to executing on this aspect of our business plan will improve our business and operating results or result in increased demand for our products and services. Failures in this area could adversely impact our operating results and harm our reputation and brand. And even if we are successful in executing in these areas, our industry is subject to rapid and significant technological change, and our competitors may develop new technologies, processes and services that are superior to ours. Research and development costs were approximately $9.1 million, $5.2 million and $4.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for additional discussion related to research and development costs.

Any failure to properly meet the needs of product developers or respond to changes in our industry on a cost-effective and timely basis, or at all, would likely have a material adverse effect on our business and operating results and harm our competitive position.

Our failure to meet our product developers’ expectations regarding quick turnaround time would adversely affect our business and results of operations.

We believe many product developers are facing increased pressure from global competitors to be first to market with their finished products, often resulting in a need for quick turnaround of custom parts. We believe our ability to quickly quote, manufacture and ship custom parts has been an important factor in our results to date. There are no guarantees we will be able to meet product developers’ increasing expectations regarding quick turnaround time, especially as we increase the scope of our operations. If we fail to meet our customers’ expectations regarding turnaround time in any given period, our business and results of operations will likely suffer.

Our failure to meet our product developers’ price expectations would adversely affect our business and results of operations.

Demand for our services is sensitive to price. We believe our competitive pricing has been an important factor in our results to date. Therefore, changes in our pricing strategies can have a significant impact on our business and ability to generate revenue. Many factors, including our production and personnel costs and our competitors’ pricing and marketing strategies, can significantly impact our pricing strategies. If we fail to meet our customers’ price expectations in any given period, demand for our products and services could be negatively impacted and our business and results of operations could suffer.

The strength of our brand is important to our business, and any failure to maintain and enhance our brand would hurt our ability to retain and expand our customer base as well as further penetrate existing customers.

Since our products and services are sold primarily through our websites, the success of our business depends upon our ability to attract new and repeat customers to our websites in order to increase business and grow our revenue. Customer awareness of, and the perceived value of, our brand will depend largely on the success of our marketing efforts, as well as our ability to consistently provide quality custom parts within the required timeframes and positive customer experiences, which we may not do successfully. A primary component of our business strategy is the continued promotion and strengthening of our brand, and we have incurred and plan to continue to incur substantial expense related to advertising and other marketing efforts directed toward enhancing our brand. We have initiated marketing efforts through social media, but this method of marketing may not be successful and subjects us to a greater risk of inconsistent messaging and bad publicity. We may choose to increase our branding expense materially, but we cannot be sure that this investment will be profitable. If we are unable to successfully maintain and enhance our brand, this could have a negative impact on our business and ability to generate revenue.

Our business depends in part on our ability to process a large volume of new part designs from a diverse group of product developers and successfully identify significant opportunities for our business based on those submissions.

We believe the volume of new part designs we process and the size and diversity of our customer base give us valuable insight into the needs of our prospective customers. We utilize this industry knowledge to determine where we should focus our development resources. If the number of new part designs we process or the size and diversity of our customer base decrease, our ability to successfully identify significant opportunities for our business and meet the needs of product developers could be negatively impacted. In addition, even if we do continue to process a large number of new part designs and work with a significant and diverse customer base, there are no guarantees that any industry knowledge we extract from those interactions will be successfully utilized to help us identify significant business opportunities or better understand the needs of product developers.

The loss of one or more key members of our management team or personnel, or our failure to attract, integrate and retain additional personnel in the future, could harm our business and negatively affect our ability to successfully grow our business.

We are highly dependent upon the continued service and performance of the key members of our management team and other personnel. The loss of any of these individuals, each of whom is “at will” and may terminate his or her employment relationship with us at any time, could disrupt our operations and significantly delay or prevent the achievement of our business objectives. We believe that our future success will also depend in part on our continued ability to identify, hire, train and motivate qualified personnel. We conduct our operations in the United States at our facilities located in the greater metropolitan areas of Minneapolis and St. Paul, Minnesota. A possible shortage of qualified individuals in this region might require us to pay increased compensation to attract and retain key employees, thereby increasing our costs. In addition, we face intense competition for qualified individuals from numerous companies, many of whom have substantially greater financial and other resources and name recognition than us. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing operational, managerial and other requirements, or we may be required to pay increased compensation in order to do so. Our failure to attract, hire, integrate and retain qualified personnel could impair our ability to achieve our business objectives.

If we fail to grow our business as anticipated, our net sales, gross margin and operating margin will be adversely affected.

We are attempting to grow our business substantially. To this end, we have made and expect to continue to make significant investments in our business, including investments in our infrastructure, technology, and sales and marketing efforts. These investments include dedicated facilities expansion and increased staffing, both domestic and international. If our business does not generate the level of revenue required to support our investment, our net sales and profitability will be adversely affected.

If we are unable to manage our growth and expand our operations successfully, our reputation and brand may be damaged, and our business and results of operations may be harmed.

Over the past several years, we have experienced rapid growth. For example, we have grown from approximately 230 full-time employees as of January 1, 2008 to 622 full-time employees as of December 31, 2012. We have expanded internationally, including establishing manufacturing operations in Europe in 2005 and in Japan in late 2009. In 2011, we added a number of key individuals to our organization. We expect this growth to continue and the number of countries and facilities from which we operate to continue to increase in the future. Our ability to effectively manage our anticipated growth and expansion of our operations will require us to do, among other things, the following:

•	enhance our operational, financial and management controls and infrastructure, human resource policies, and reporting systems and procedures, in particular as we continue our transition as a public company;

•	effectively scale our operations, including accurately predicting the need for additional staffing;

•	successfully identify, recruit, hire, train, maintain, motivate and integrate additional employees;

•	expand our international resources; and

•	expand our facilities and equipment.

These enhancements and improvements will require significant capital expenditures and allocation of valuable management and employee resources. And our growth, combined with the geographical dispersion of our operations, has placed, and will continue to place, a strain on our operational, financial and management infrastructure. Our future financial performance and our ability to execute on our business plan will depend, in part, on our ability to effectively manage any future growth and expansion. There are no guarantees we will be able to do so in an efficient or timely manner, or at all. Our failure to effectively manage growth and expansion could have a material adverse effect on our business, results of operations, financial condition, prospects, and reputation and brand, including impairing our ability to perform to our customers’ expectations.

We may not timely and effectively scale and adapt our existing technology, processes and infrastructure to meet the needs of our business.

A key element to our continued growth is the ability to quickly and efficiently quote an increasing number of product developer submissions across geographies and to manufacture the related parts. This will require us to timely and effectively scale and adapt our existing technology, processes and infrastructure to meet the needs of our business. With respect to our websites and quoting technology, it may become increasingly difficult to maintain and improve their performance, especially during periods of heavy usage and as our solutions become more complex and our user traffic increases across geographies. Similarly, our manufacturing automation technology may not enable us to process the large numbers of unique designs and efficiently manufacture the related parts in a timely fashion to meet the needs of product developers as our business continues to grow. Any failure in our ability to timely and effectively scale and adapt our existing technology, processes and infrastructure could negatively impact our ability to retain existing customers and attract new customers, damage our reputation and brand, result in lost revenue, and otherwise substantially harm our business and results of operations.

Numerous factors may cause us not to maintain the revenue growth that we have historically experienced.

Although our revenue has grown from $44.4 million for the year ended December 31, 2008 to $126.0 million for the year ended December 31, 2012, we likely will not be able to maintain our historical rate of revenue growth. We believe that our continued revenue growth will depend on many factors, a number of which are out of our control, including among others, our ability to:

•	retain and further penetrate existing customer companies, as well as attract new customer companies;

•	consistently execute on custom part orders in a manner that satisfies product developers’ needs and provides them with a superior experience;

•	develop new technologies or manufacturing processes, and broaden the range of parts we offer;

•	successfully execute on our international strategy and expand into new geographic markets;

•	capitalize on product developer expectations for access to comprehensive, user-friendly e-commerce capabilities 24 hours per day/7 days per week;

•	increase the strength and awareness of our brand across geographies;

•	respond to changes in product developer needs, technology and our industry; and

•	react to challenges from existing and new competitors.

We cannot assure you that we will be successful in continuing to grow our business and revenue, and in addressing the factors above.

Our operating results and financial condition may fluctuate on a quarterly and annual basis.

Our operating results and financial condition may fluctuate from quarter to quarter and year to year, and are likely to continue to vary due to a number of factors, some of which are outside of our control. In addition, our actual or projected operating results may fail to match our past performance. These events could in turn cause the market price of our common stock to fluctuate. If our operating results do not meet the expectations of securities analysts or investors, who may derive their expectations by extrapolating data from recent historical operating results, the market price of our common stock will likely decline.

Our operating results and financial condition may fluctuate due to a number of factors, including those listed below and those identified throughout this “Risk Factors” section:

•	the development of new competitive systems or processes by others;

•	the entry of new competitors into our market whether by established companies or by new companies;

•	changes in the size and complexity of our organization, including our international operations;

•	levels of sales of our products and services to new and existing customers;

•	the geographic distribution of our sales;

•	changes in product developer preferences or needs;

•	changes in the amount that we invest to develop, acquire or license new technologies and processes, which we anticipate will generally increase and may fluctuate in the future;

•	delays between our expenditures to develop, acquire or license new technologies and processes, and the generation of sales related thereto;

•	our ability to timely and effectively scale our business during periods of sequential quarterly or annual growth;

•	limitations or delays in our ability to reduce our expenses during periods of declining sequential quarterly or annual revenue;

•	changes in our pricing policies or those of our competitors, including our responses to price competition;

•	changes in the amount we spend in our marketing and other efforts;

•	unexpected increases in expenses as compared to our related accounting accruals or operating plan;

•	the volatile global economy;

•	general economic and industry conditions that affect customer demand and product development trends;

•	interruptions to or other problems with our website and interactive user interface, information technology systems, manufacturing processes or other operations;

•	changes in accounting rules and tax and other laws; and

•	plant shutdowns due to a health pandemic or weather conditions.

Due to all of the foregoing factors and the other risks discussed in this “Risk Factors” section, you should not rely on quarter-to-quarter or year-to-year comparisons of our operating results as an indicator of future performance.

Interruptions to or other problems with our website and interactive user interface, information technology systems, manufacturing processes or other operations could damage our reputation and brand and substantially harm our business and results of operations.

The satisfactory performance, reliability, consistency, security and availability of our websites and interactive user interface, information technology systems, manufacturing processes and other operations are critical to our reputation and brand, and our ability to effectively service product developers. Any interruptions or other problems that cause any of our websites, interactive user interface or information technology systems to malfunction or be unavailable, or negatively impact our manufacturing processes or other operations, may damage our reputation and brand, result in lost revenue, cause us to incur significant costs seeking to remedy the problem and otherwise substantially harm our business and results of operations.

A number of factors or events could cause such interruptions or problems, including among others: human and software errors, design faults, challenges associated with upgrades, changes or new facets of our business, power loss, telecommunication failures, fire, flood, extreme weather, political instability, acts of terrorism, war, break-ins and security breaches, contract disputes, labor strikes and other workforce related issues, capacity constraints due to an unusually large number of product developers accessing our websites or ordering parts at the same time, and other similar events. These risks are augmented by the fact that our customers come to us largely for our quick-turn manufacturing capabilities and that accessibility and turnaround speed are often of critical importance to these product developers. We are dependent upon our facilities through which we satisfy all of our production demands and in which we house all of the computer hardware necessary to operate our websites and systems as well as managerial, customer service, sales, marketing and other similar functions, and we have not identified alternatives to these facilities or established fully redundant systems in multiple locations. However, we have back-up computing systems for each of our United States, United Kingdom and Japanese operations. In addition, we are dependent in part on third parties for the implementation and maintenance of certain aspects of our communications and production systems, and therefore preventing, identifying and rectifying problems with these aspects of our systems is to a large extent outside of our control.

Moreover, the business interruption insurance that we carry may not be sufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business, that may result from interruptions in our service as a result of system failures.

We depend on the continued growth of product developers’ e-commerce expectations when working with their custom parts manufacturers and their migration from 2D to 3D CAD software.

The business of selling custom parts over the Internet via an interactive web-based and automated user interface and quoting system is not widespread in our industry. Moreover, many product developers still utilize 2D CAD software. Concerns about privacy and technological and other problems may discourage some product developers from adopting the Internet as the medium for procuring their custom parts or adopting 3D CAD software, particularly in countries where e-commerce and 3D CAD software are not as prevalent as they are in our current markets or with product developers in industries not well suited to utilize our services, such as architecture. In order to expand our customer base, we must appeal to and procure customers who historically have used more traditional means of commerce and/or 2D CAD drawings to purchase their customer parts. If product developers are not sufficiently attracted to the value proposition of or satisfied with our web-based interface and quotation system, or product developers do not continue to migrate to 3D CAD software as we currently anticipate, our business could be adversely impacted.

Our business depends on the development and maintenance of the Internet infrastructure.

The success of our services will depend largely on the development and maintenance of the Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, and security, as well as timely development of complementary products, for providing reliable Internet access and services. The Internet has experienced, and is likely to continue to experience, significant growth in the numbers of users and amount of traffic. The Internet infrastructure may be unable to support such demands. In addition, increasing numbers of users, increasing bandwidth requirements, or problems caused by “viruses,” “worms,” malware and similar programs may harm the performance of the Internet. The backbone computers of the Internet have been the targets of such programs. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage generally as well as the level of usage of our services, which could adversely impact our business.

If the security of our customers’ confidential information stored in our systems is breached or otherwise subjected to unauthorized access, our reputation or brand may be harmed, and we may be exposed to liability.

Our system stores, processes and transmits our customers’ confidential information, including the intellectual property in their part designs, credit card information and other sensitive data. We rely on encryption, authentication and other technologies licensed from third parties, as well as administrative and physical safeguards, to secure such confidential information. Any compromise of our information security could damage our reputation and brand and expose us to a risk of loss, costly litigation and liability that would substantially harm our business and operating results. We may not have adequately assessed the internal and external risks posed to the security of our company’s systems and information and may not have implemented adequate preventative safeguards or take adequate reactionary measures in the event of a security incident. In addition, most states have enacted laws requiring companies to notify individuals and often state authorities of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our existing and prospective customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether successful or not, would harm our reputation and brand and could cause the loss of customers.

Global economic conditions may harm our ability to do business, increase our costs and negatively affect our stock price.

The prospects for economic growth in the United States and other countries remain uncertain and could worsen. Economic concerns and other issues such as reduced access to capital for businesses may cause product developers to further delay or reduce the product development projects that our business supports. Given the continued uncertainty concerning the global economy, we face risks that may arise from financial difficulties experienced by our suppliers and product developers and other related risks to our business.

We operate a global business that exposes us to additional risks.

We have established our operations in the United States, Europe and Japan and are seeking to further expand our international operations. As of December 31, 2012, we had sold products into more than 50 countries. In addition to English, our website is available in British English, French, German, Italian, Japanese and Spanish. Our international revenue accounted for approximately 25% of our total revenue in the year ended December 31, 2012, and 26% of our total revenue in the years ended December 31, 2011 and 2010, respectively. The future growth and profitability of our international business is subject to a variety of risks and uncertainties. Many of the following factors have adversely affected our international operations and sales to customers located outside of the United States and may again in the future:

•	difficulties in staffing and managing foreign operations, particularly in new geographic locations;

•	challenges in providing solutions across a significant distance, in different languages and among different cultures;

•	rapid changes in government, economic and political policies and conditions, political or civil unrest or instability, terrorism or epidemics, and other similar outbreaks or events;

•	fluctuations in foreign currency exchange rates;

•	differences in product developer preferences and means of procuring parts;

•	compliance with and changes in foreign laws and regulations, as well as U.S. laws affecting the activities of U.S. companies abroad, including those associated with export controls, tariffs and embargoes, other trade restrictions and antitrust and data privacy concerns;

•	different, complex and changing laws governing intellectual property rights, sometimes affording companies lesser protection in certain areas;

•	lower levels of use of the Internet or 3D CAD software;

•	seasonal reductions in business activity in certain parts of the world, particularly during the summer months in Europe;

•	higher costs of doing business internationally;

•	interruptions resulting from any events affecting raw material supply or manufacturing capabilities abroad;

•	protectionist laws and business practices that favor local producers and service providers;

•	taxation;

•	energy costs;

•	restrictions imposed by local labor practices and laws on our business and operations;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	transportation delays; and

•	increased payment risk and higher levels of payment fraud.

Our business depends on product developers’ demand for our services, the general economic health of current and prospective customers, and companies’ desire or ability to make investments in new products. A deterioration of global, regional or local political, economic or social conditions could affect potential customers in ways that reduce demand for our services, disrupt our manufacturing and sales plans and efforts or otherwise negatively impact our business. Acts of terrorism, wars, public health issues and increased energy costs could disrupt commerce in ways that could impair our ability to get products to our customers and increase our manufacturing and delivery costs. We have not undertaken hedging transactions to cover our foreign currency exposure, and changes in foreign currency exchange rates may negatively impact reported revenue and expenses. In addition, our sales are often made on unsecured credit terms, and a deterioration of political, economic or social conditions in a given country or region could reduce or eliminate our ability to collect accounts receivable in that country or region. In any of these events, our results of operations could be materially and adversely affected.

If a natural or man-made disaster strikes any of our manufacturing facilities, we will be unable to manufacture our products for a substantial amount of time and our sales will decline.

We manufacture all of our products in six manufacturing facilities, three of which are located in Maple Plain, Minnesota and one of which is located in each of Rosemount, Minnesota, Telford, United Kingdom, and Yamato-Shi, Kanagawa, Japan. These facilities and the manufacturing equipment we use would be costly to replace and could require substantial lead time to repair or replace. Our facilities may be harmed by natural or man-made disasters, including, without limitation, earthquakes, floods, tornadoes, fires, tsunamis and nuclear disasters.

In the event any of our facilities are affected by a disaster, we may:

•	be unable to meet the shipping deadlines of our customers;

•	experience disruptions in our ability to process submissions and generate quotations, manufacture and ship parts, provide sales and marketing support and customer service, and otherwise operate our business, any of which could negatively impact our business;

•	be forced to rely on third-party manufacturers;

•	need to expend significant capital and other resources to address any damage caused by the disaster; and

•	lose customers and be unable to regain those customers.

Although we possess insurance for damage to our property and the disruption of our business from casualties, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

If our present single or limited source suppliers become unavailable or inadequate, our customer relationships, results of operations and financial condition may be adversely affected.

We acquire substantially all of the manufacturing equipment and certain of our materials that are critical to the ongoing operation and future growth of our business from just a few third parties. We do not have long-term supply contracts with any of our suppliers and operate on a purchase-order basis. While most manufacturing equipment and materials for our products are available from multiple suppliers, certain of those items are only available from single or limited sources. Should any of our present single or limited source suppliers for manufacturing equipment or materials become unavailable or inadequate, or impose terms unacceptable to us such as increased pricing terms, we could be required to spend a significant amount of time and expense to develop alternate sources of supply, and we may not be successful in doing so on terms acceptable to us, or at all. Natural disasters, such as hurricanes, may affect our supply of materials, particularly resins, from time to time, and we may purchase larger amounts of certain materials in anticipation of future shortages or increases in pricing. In addition, if we were unable to find a suitable supplier for a particular type of manufacturing equipment or material, we could be required to modify our existing business processes and offerings to accommodate the situation. As a result, the loss of a single or limited source supplier could adversely affect our relationship with our customers and our results of operations and financial condition.

We may not be able to adequately protect or enforce our intellectual property rights, which could impair our competitive position.

Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We rely primarily on patents, licenses, trademarks and trade secrets, as well as non-disclosure agreements and other methods, to protect our proprietary technologies and processes globally. Despite our efforts to protect our proprietary technologies and processes, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies and processes. We cannot assure you that any of our existing or future patents will not be challenged, invalidated or circumvented. As such, any rights granted under these patents may not provide us with meaningful protection. We may not be able to obtain foreign patents corresponding to our United States patents. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If our patents and other intellectual property do not adequately protect our technology, our competitors may be able to offer services similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents. Any of the foregoing events would lead to increased competition and lower revenue or gross margin, which would adversely affect our net income.

We may be subject to infringement claims.

We may be subject to intellectual property infringement claims from individuals, vendors and other companies who have acquired or developed patents in the fields of CNC machining, injection molding or part production for purposes of developing competing products or for the sole purpose of asserting claims against us. Any claims that our products or processes infringe the intellectual property rights of others, regardless of the merit or resolution of such claims, could cause us to incur significant costs in responding to, defending and resolving such claims, and may prohibit or otherwise impair our ability to commercialize new or existing products. If we are unable to effectively defend our processes, our market share, sales and profitability could be adversely impacted.

Our failure to expand our intellectual property portfolio could adversely affect the growth of our business and results of operations.

Expansion of our intellectual property portfolio is one of the available methods of growing our revenue and our profits. This involves a complex and costly set of activities with uncertain outcomes. Our ability to obtain patents and other intellectual property can be adversely affected by insufficient inventiveness of our employees, by changes in intellectual property laws, treaties, and regulations, and by judicial and administrative interpretations of those laws treaties and regulations. Our ability to expand our intellectual property portfolio could also be adversely affected by the lack of valuable intellectual property for sale or license at affordable prices. There is no assurance that we will be able to obtain valuable intellectual property in the jurisdictions where we and our competitors operate or that we will be able to use or license that intellectual property.

We may be subject to product liability claims, which could result in material expense, diversion of management time and attention and damage to our business and reputation and brand.

The prototype parts we manufacture and the parts we manufacture in low volumes may contain undetected defects or errors that are not discovered until after the products have been installed and used by customers. This could result in claims from customers or others, damage to our business and reputation and brand, or significant costs to correct the defect or error.

We attempt to include provisions in our agreements with customers that are designed to limit our exposure to potential liability for damages arising from defects or errors in our products. However, it is possible that these limitations may not be effective as a result of unfavorable judicial decisions or laws enacted in the future.

The sale and support of our products entails the risk of product liability claims. Any product liability claim brought against us, regardless of its merit, could result in material expense, diversion of management time and attention, damage to our business and reputation and brand, and cause us to fail to retain existing customers or to fail to attract new customers.

Government regulation of the Internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and results of operations.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, restrictions on imports and exports, customs, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property use and ownership, sales and other taxes, fraud, libel and personal privacy apply to the Internet and e-commerce, especially where these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. Those laws that do reference the Internet are being interpreted by the courts and their applicability and reach are therefore uncertain. The costs of compliance with these regulations may increase in the future as a result of changes in the regulations or the interpretation of them. Further, any failures on our part to comply with these regulations may subject us to significant liabilities. Those current and future laws and regulations or unfavorable resolution of these issues may substantially harm our business and results of operations.

Changes in, or interpretation of, tax rules and regulations may impact our effective tax rate and future profitability.

We are a multinational company based in the United States and subject to tax in multiple tax jurisdictions, both domestic and abroad. Our future effective tax rates could be adversely affected by changes in statutory tax rates or interpretation of tax rules and regulations in jurisdictions in which we do business, changes in the amount of revenue or earnings in the countries with varying statutory tax rates, or by changes in the valuation of deferred tax assets and liabilities.

In addition, we are subject to audits and examinations of previously filed income tax returns by the Internal Revenue Service, or IRS, and other domestic and foreign tax authorities. We regularly assess the potential impact of such examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from the current examinations. We believe such estimates to be reasonable; however, there is no assurance that the final determination of any examination will not have an adverse effect on our operating results and financial position.

We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to complement our growth strategy, increase market share in our current markets or expand into other markets, or broaden our technology, intellectual property or service capabilities. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing shareholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.

Any acquisition, strategic relationship, joint venture or investment could disrupt our business and harm our operating results and financial condition.

Our business and our customer base have been built primarily through organic growth. However, from time to time, we may selectively pursue acquisitions, strategic relationships, joint ventures or investments that we believe may allow us to complement our growth strategy, increase market share in our current markets or expand into other markets, or broaden our technology, intellectual property or service capabilities. We cannot forecast the number, timing or size of such transactions, or the effect that any such transactions might have on our operating or financial results. We have very limited experience engaging in these types of transactions. And such transactions may be complex, time consuming and expensive, and may present numerous challenges and risks including:

•	an acquired company, asset or technology not furthering our business strategy as anticipated;

•	difficulties entering and competing in new product or geographic markets and increased competition, including price competition;

•	integration challenges;

•	challenges in working with strategic partners and resolving any related disagreements or disputes;

•	overpayment for a company, asset or technology, or changes in the economic or market conditions or assumptions underlying our decision to make an acquisition;

•	significant problems or liabilities, including increased intellectual property and employment related litigation exposure, associated with acquired businesses, assets or technologies; and

•	requirements to record substantial charges and amortization expense related to certain purchased intangible assets, deferred stock compensation and other items, as well as other charges or expenses.

Any one of these challenges or risks could impair our ability to realize any benefit from our acquisitions, strategic relationships, joint ventures or investments after we have expended resources on them, as well as divert our management’s attention. And any failure to successfully address these challenges or risks could disrupt our business and harm our operating results and financial condition. Moreover, any such transaction may not be viewed favorably by investors or analysts.

In addition, from time to time we may enter into negotiations for acquisitions, relationships, joint ventures or investments that are not ultimately consummated. These negotiations could result in significant diversion of management time, as well as substantial out-of-pocket costs.

We depend in part on licenses of technologies from third parties in order to deliver our solutions, and, as a result, our business is dependent in part on the availability of such licenses on commercially reasonable terms.

We currently, and will continue to, license certain technologies from third parties. While these licenses are not material to our financial results, their function in our business is integral to our operations. We cannot be certain that these third-party content licenses will be available to us on commercially reasonable terms or that we will be able to successfully integrate the technology into our solutions. These third-party in-licenses may expose us to increased risk, including risks associated with the assimilation of new technology sufficient to offset associated acquisition and maintenance costs. The inability to obtain any of these licenses could result in delays in solution development until equivalent technology can be identified and integrated. Any such delays in services could cause our business, operating results and financial condition to suffer.

Our business involves the use of hazardous materials, and we and our suppliers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

Our business involves the controlled storage, use and disposal of hazardous materials. We and our suppliers are subject to federal, state and local as well as foreign laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. Although we believe that the safety procedures utilized by us and our suppliers for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, state, federal or foreign authorities may curtail the use of these materials and interrupt our business operations. We do not currently maintain hazardous materials insurance coverage. If we are subject to any liability as a result of activities involving hazardous materials, our business and financial condition may be adversely affected and our reputation and brand may be harmed.

If we are unable to meet regulatory quality standards applicable to our manufacturing and quality processes for the parts we manufacture, our business, financial condition or operating results could be harmed.

As a manufacturer of CNC machined and injection molded custom parts, we are required to meet certain regulatory standards, including International Organization for Standardization, or ISO, 9001:2008 for our manufacturing facilities in Minnesota. If any regulatory inspection reveals that we are not in compliance with applicable standards, regulators may take action against us, including issuing a warning letter, imposing fines on us, requiring a recall of the parts we manufactured or closing our manufacturing facilities. If any of these actions were to occur, it could harm our reputation as well as our business, financial condition and operating results. In addition, we may need to obtain additional certifications in the future and there are no guarantees we would be able to do so on a timely basis, if at all. Moreover, obtaining and maintaining required regulatory certifications can be costly and divert management’s attention.

We are subject to payment-related risks.

We accept payments using a variety of methods, including credit card, customer invoicing, physical bank check and payment upon delivery. As we offer new payment options to our customers, we may be subject to additional regulations, compliance requirements and fraud risk. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards or electronic checks, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business and operating results could be adversely affected.

Risks Relating to Ownership of Our Common Stock

Control by our existing shareholders could allow them to collectively control substantially all matters requiring shareholder approval.

Currently, our executive officers, directors and our principal existing shareholder, North Bridge Growth Equity I, L.P. (North Bridge), beneficially own approximately 35% of our outstanding common stock. Bradley A. Cleveland, our Chief Executive Officer, and Lawrence J. Lukis, our founder and Chief Technology Officer, are each on our Board of Directors and among our largest shareholders. In addition, Matt Blodgett, one of our directors, is a Principal at North Bridge Growth Equity, which is an entity affiliated with North Bridge. These shareholders could control us through their board representation or through their ability to determine the outcome of the election of our directors, to amend our articles of incorporation and by-laws and to take other actions requiring the vote or consent of shareholders, including mergers, going private transactions and other extraordinary transactions, and the terms of any of these transactions. The ownership positions of these shareholders may have the effect of delaying, deterring or preventing a change in control or a change in the composition of our Board of Directors. These shareholders may also use their large ownership positions to address their own interests, which may be different our other investors. In addition, sales of shares beneficially owned by these shareholders could be viewed negatively by third parties and have a negative impact on our stock.

Our stock price has been and may continue to be volatile.

Shares of our common stock were sold in our February 2012 initial public offering at a price of $16.00 per share, and, as of December 31, 2012, our common stock had traded as high as $41.10 and as low as $24.90 following our initial public offering. The market for our common stock may become less active, liquid or orderly, which could depress the trading price of our common stock. Some of the factors, many of which are outside of our control, that may cause the market price of our common stock to fluctuate include:

•	fluctuations in our financial condition and operating results;

•	our ability to retain and attract customers and increase net sales;

•	pricing pressures due to competition or otherwise and changes in gross margins;

•	changes in general economic and market conditions, economic uncertainty and changes in product development activity levels;

•	announcements by us or our competitors of technological innovations or new product or service offerings or significant acquisitions;

•	timing, effectiveness, and costs of expansion and upgrades of our offerings, systems and infrastructure;

•	changes in key personnel;

•	success in entry into new markets and expansion efforts;

•	the public’s response to press releases or other public announcements by us or third parties, including our filings with the Securities and Exchange Commission, or SEC, and announcements relating to litigation;

•	the projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	the issuance of new or updated research or reports by any securities or industry analysts who follow our common stock, changes in analysts’ financial estimates or ratings, and failure of securities analysts to initiate or maintain coverage of our common stock;

•	changes in the market valuations of similar companies;

•	significant lawsuits, including patent or shareholder litigation;

•	general economic and market conditions;

•	changes in laws or regulations applicable to us;

•	changes in accounting principles;

•	the sustainability of an active trading market for our common stock;

•	future sales of our common stock by us or our shareholders, including sales by our officers, directors and significant shareholders;

•	share price and volume fluctuations attributable to inconsistent trading levels of our shares;

•	the expiration of contractual lock-up agreements; and

•	other events or factors, including those resulting from war, acts of terrorism, natural disasters or responses to these events.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. In the past, shareholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.

If securities or industry analysts publish inaccurate or unfavorable research or reports about our business, our stock price and trading volume could decline.

The trading market for our common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who covers us downgrades our common stock, changes their opinion of our shares or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease and we could lose visibility in the financial markets, which could cause our stock price and trading volume to decline.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (JOBS Act), which was enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We are obligated to develop and maintain proper and effective internal controls over financial reporting and otherwise comply with Section 404 of the Sarbanes-Oxley Act. This will require significant expenditures and effort by our management, and may not complete our analysis of our internal controls over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and related rules and regulations, and beginning with our Annual Report on Form 10-K for the year ending December 31, 2013, our management will be required to report on the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K following the date on which we are no longer an emerging growth company, which may be up to five years following the date of our initial public offering, but could occur as early as our fiscal year ending December 31, 2013. Our status as an emerging growth company is discussed in more detail in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. We are currently in the very early stages of the costly and challenging process of reviewing, documenting and testing our internal control over financial reporting. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. We may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal control over financial reporting. In addition, in connection with the attestation process by our independent registered public accounting firm, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial information and our stock price could decline.

Anti-takeover provisions in our charter documents and Minnesota law might discourage or delay acquisition attempts for us that you might consider favorable.

Our third amended and restated articles of incorporation and amended and restated by-laws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors. These provisions:

•	permit our board of directors to issue up to 10,000,000 shares of preferred stock, with any rights, preferences and privileges as our board may designate, including the right to approve an acquisition or other change in our control;

•	provide that the authorized number of directors may be changed by resolution of the board of directors;

•	provide that all vacancies, including newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;

•	provide that shareholders seeking to present proposals before a meeting of shareholders or to nominate candidates for election as directors at a meeting of shareholders must provide notice in writing in a timely manner, and also specify requirements as to the form and content of a shareholder’s notice; and

•	do not provide for cumulative voting rights.

We are subject to the provisions of Section 302A.673 of the Minnesota Statutes, which regulates business combinations. Section 302A.673 generally prohibits any business combination by an issuing public corporation, or any of its subsidiaries, with an interested shareholder, which means any shareholder that purchases 10% or more of the corporation’s voting shares within four years following the date the person became an interested shareholder, unless the business combination is approved by a committee composed solely of one or more disinterested members of the corporation’s board of directors before the date the person became an interested shareholder.

These anti-takeover provisions could discourage, delay or prevent a transaction involving a change in control of our company, even if doing so would benefit our shareholders. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

We do not expect to pay any cash dividends for the foreseeable future.

We have never declared or paid any cash dividends on our common stock, and we do not anticipate that we will pay any such cash dividends for the foreseeable future. We anticipate that we will retain all of our future earnings for use in the business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant. Accordingly, if you purchase shares in this offering, realization of a gain on your investment will depend on the appreciation of the price of our common stock, which may never occur.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

United States

Our corporate headquarters are located in Maple Plain, Minnesota in a facility we own encompassing approximately 95,000 square feet of office and manufacturing space. We also own a nearby facility encompassing approximately 35,000 square feet of manufacturing space. We lease an additional facility on a property adjacent to our headquarters that encompasses approximately 40,000 square feet of manufacturing space. The lease for this facility expires in 2017, subject to our option to renew for up to two additional five-year terms. We also own a facility in Rosemount, Minnesota that encompasses approximately 130,000 square feet of manufacturing and office space.

Europe

Our European operations are headquartered in Telford, United Kingdom in a leased facility encompassing approximately 135,000 square feet of office and manufacturing space. The lease for this facility expires in 2016.

We also lease office space in Mosbach, Germany and Chambery, France for sales and customer service and technical support staff. We expect that the existing European production facilities will provide sufficient space for our European operations for the foreseeable future.

Japan

Our Japan operations are headquartered in Yamato-Shi, Kanagawa, Japan (southwest of Tokyo) in a leased facility encompassing approximately 30,000 square feet of office and manufacturing space. The lease expires in November 2021 and has a cancellation clause with six months’ prior notice without penalty. We believe that this facility will provide sufficient space for our Japan operations for the foreseeable future.

Item 3. Legal Proceedings

From time to time, we are subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of the date of this Annual Report on Form 10-K, we do not believe we are party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has traded on the New York Stock Exchange (NYSE) under the symbol “PRLB” since February 24, 2012. Our initial public offering was priced at $16.00 per share. Prior to that date, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low intraday sales prices for our common stock as reported on the NYSE:

	High	Low
Fiscal 2012
First quarter (from February 24, 2012)	$35.93	$25.00
Second Quarter	$39.08	$24.90
Third Quarter	$41.10	$28.76
Fourth Quarter	$39.80	$27.96

On March 8, 2013, the last reported sale price of our common stock on the NYSE was $48.23 per share. As of March 8, 2013, we had 16 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant. In addition, unless waived, the terms of our existing debt facilities prohibit us from paying dividends on our common stock.

Performance Graph

The following graph shows a comparison from February 24, 2012 (the date our common stock commenced trading on the NYSE) through December 31, 2012 of the cumulative total return for our common stock, the S&P 500 Index and the Russell 2000 Index. We have selected the Russell 2000 Index because the Russell 2000 Index measures the performance of the small market capitalization segment of U.S. equity instruments and we are a member company included in the Russell 2000 Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the S&P 500 Index and the Russell 2000 Index assume reinvestment of dividends.

	Period Ending
Index	02/23/12	02/29/12	03/31/12	04/30/12	05/31/12	06/30/12	07/31/12	08/31/12	09/30/12	10/31/12	11/30/12	12/31/12
Proto Labs, Inc.	100.00	192.19	213.06	231.88	230.56	179.75	236.44	196.63	211.38	216.88	228.00	246.38
S&P 500	100.00	100.16	103.30	102.53	96.10	99.90	101.16	103.16	105.66	103.57	103.87	104.60
Russell 2000	100.00	97.79	100.13	98.51	91.87	96.29	94.90	97.93	100.99	98.73	99.12	102.43

Unregistered Sales of Equity Securities and Use of Proceeds

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

On November 15, 2012, our registration statement on Form S-1 (No. 333-184673) was declared effective for our follow-on offering, and on November 21, 2012 we consummated the follow-on offering consisting of 100,000 shares of our common stock for $31.00 per share. The underwriters of the follow-on offering were Morgan Stanley & Co. LLC, Piper Jaffray & Co., William Blair & Company, L.L.C., Needham & Company, LLC, Craig-Hallum Capital Group, LLC and Dougherty & Company LLC. Following the sale of the shares in connection with the closing of the follow-on offering, the offering terminated. As a result of the follow-on offering, we received total net proceeds of approximately $2.5 million, after deducting total expenses of $0.6 million, consisting of underwriting discounts and commissions of $0.1 million and offering-related expenses of approximately $0.5 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

There have been no material differences between the actual and intended use of proceeds as originally described in our IPO or follow-on offering. Based on our current cash and cash equivalents balance together with cash generated from operations, we do not expect that we will have to utilize any of the net proceeds to fund our operations for the foreseeable future. As such, we have invested the net proceeds from our initial and follow-on offerings in investment-grade interest-bearing marketable securities, such as money market funds, corporate debt, commercial paper, certificates of deposit, municipal securities and government agency securities.

Item 6. Selected Financial Data

The following tables set forth selected consolidated financial data for the periods and at the dates indicated. The selected consolidated statements of comprehensive income data for the years ended December 31, 2012, 2011 and 2010 and selected consolidated balance sheets data as of December 31, 2012 and 2011 are derived from our audited consolidated financial statements included in Item 8. “Financial Statement and Supplementary Data” of this Annual Report on Form 10-K. The selected consolidated statements of comprehensive income data for the years ended December 31, 2009 and 2008 and selected consolidated balance sheet data as of December 31, 2010, 2009 and 2008 are derived from our audited consolidated financial statements not included in this report.

The historical results presented below are not necessarily indicative of the results to be expected for any future period. You should read this selected consolidated financial data in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes appearing in Item 8. “Financial Statements and Supplementary Date” of this Annual Report on Form 10-K.

	Year Ended December 31,
(in thousands, except share and per share amounts)	2012	2011	2010	2009	2008
Consolidated Statements of Comprehensive Income Data
Revenue	$125,991	$98,939	$64,919	$43,833	$44,440
Cost of revenue	49,853	39,324	25,443	18,559	17,738

Gross profit	76,138	59,615	39,476	25,274	26,702
Operating expenses:
Marketing and sales	18,098	15,752	10,867	8,262	7,481
Research and development	9,137	5,222	4,281	3,140	3,125
General and administrative	13,957	11,772	7,629	5,965	5,438
Loss on impairment of foreign subsidiary assets	—	—	773	—	—

Total operating expenses	41,192	32,746	23,550	17,367	16,044

Income from operations	34,946	26,869	15,926	7,907	10,658
Other income (expense), net	23	(114)	(213)	(517)	(374)

Income before income taxes	34,969	26,755	15,713	7,390	10,284
Provision for income taxes	10,944	8,783	4,762	3,167	3,421

Net income	24,025	17,972	10,951	4,223	6,863
Less: dividends on redeemable preferred stock	—	(4,179)	(4,179)	(4,180)	(1,752)
Less: undistributed earnings allocated to preferred shareholders	—	(4,507)	(2,377)	(16)	(786)

Net income attributable to common shareholders(1)	$24,025	$9,286	$4,395	$27	$4,325

Net income per share(1)
Basic	$1.03	$0.75	$0.40	$0.00	$0.31

Diluted	$0.98	$0.67	$0.34	$0.00	$0.26

Weighted average shares outstanding(1)
Basic	23,373,593	12,352,004	11,079,432	10,564,946	13,730,458
Diluted	24,443,665	13,939,072	13,051,458	13,201,762	16,803,360
Other comprehensive income (loss) (net of tax)
Foreign currency translation adjustments	$(190)	$(280)	$(214)	$152	$(299)

Comprehensive income	$23,835	$17,692	$10,737	$4,375	$6,564

Other Financial Data:
Non-GAAP net income (unaudited)(2)	$26,220	$18,764	$11,226	$4,435	$6,974

Stock-based compensation expense included in the statements of comprehensive income data above is as follows:

	Year Ended December 31,
(in thousands)	2012	2011	2010	2009	2008
Stock options and grants	$2,539	$1,130	$331	$245	$123
Employee stock purchase plan	500	—	—	—	—

Total stock-based compensation expense	$3,039	$1,130	$331	$245	$123

Cost of revenue	$335	$78	$39	$29	$16
Operating expenses:
Marketing and sales	418	215	84	70	48
Research and development	486	274	73	53	32
General and administrative	1,800	563	135	93	27

Total stock-based compensation expense	$3,039	$1,130	$331	$245	$123

	Year Ended December 31,
(in thousands)	2012	2011	2010	2009	2008
Consolidated Balance Sheets Data
Cash and cash equivalents	$36,759	$8,135	$6,101	$2,703	$2,658
Working capital	78,617	18,138	10,424	4,533	5,203
Total assets	172,722	62,326	38,354	28,797	27,389
Total liabilities	16,023	15,675	11,730	13,297	16,543
Redeemable convertible preferred stock and redeemable common stock	—	66,894	62,715	58,536	54,357
Total shareholders’ equity (deficit)	$156,699	$(20,243)	$(36,091)	$(43,036)	$(43,511)

(1)	See Note 3 of Notes to Consolidated Financial Statements for an explanation of the method used to calculate net income per basic and diluted share attributable to common shareholders and weighted average shares outstanding for the years ended December 31, 2012, 2011 and 2010, respectively.
(2)	The measure of non-GAAP net income presented is net income adjusted for stock-based compensation expense. See “Non-GAAP net income” below for more information and for a reconciliation of non-GAAP net income to net income, the most directly comparable measure calculated and presented in accordance with GAAP.

Non-GAAP net income

To provide investors with additional information regarding our financial results, we have disclosed in the table above non-GAAP net income, adjusted for stock-based compensation expense, which is a non-GAAP financial measure. We have provided a reconciliation below of non-GAAP net income, adjusted for stock-based compensation expense, to net income, the most directly comparable measure calculated and presented in accordance with GAAP.

We have included non-GAAP net income, adjusted for stock-based compensation expense, in this Annual Report on Form 10-K because it is a key measure used by our management and Board of Directors to understand and evaluate operating performance and trends and provides a useful measure for period-to-period comparisons of our business. Accordingly, we believe that non-GAAP net income, adjusted for stock-based compensation expense, provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors.

The following table presents a reconciliation of non-GAAP net income, adjusted for stock-based compensation expense, to net income for each of the periods indicated:

	Year Ended December 31,
	2012	2011	2010	2009	2008
(in thousands)	(unaudited)
Non-GAAP net income, adjusted for stock-based compensation expense:
GAAP net income	$24,025	$17,972	$10,951	$4,223	$6,863
Add back: Stock-based compensation expense
Cost of revenue	335	78	39	29	16
Marketing and sales	418	215	84	70	48
Research and development	486	274	73	53	32
General and administrative	1,800	563	135	93	27

Total stock-based compensation expense	3,039	1,130	331	245	123
Less: Tax benefit on stock-based compensation	(844)	(338)	(56)	(33)	(12)

Non-GAAP net income	$26,220	$18,764	$11,226	$4,435	$6,974

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward- looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a leading online and technology-enabled manufacturer of quick-turn CNC machined and injection molded custom parts for prototyping and short-run production. We provide “Real Parts, Really Fast” to product developers worldwide, who are under increasing pressure to bring their finished products to market faster than their competition. We believe low-volume manufacturing has historically been an underserved market due to the inefficiencies inherent in the quotation, equipment set-up and non-recurring engineering processes required to produce custom parts. Our proprietary technology eliminates most of the time-consuming and expensive skilled labor conventionally required to quote and manufacture parts in low volumes, and our customers conduct nearly all of their business with us over the Internet. We target our services to the millions of product developers who use 3D CAD software to design products across a diverse range of end-markets. Our primary manufacturing services currently include Firstcut, which is our CNC machining service, and Protomold, which is our plastic injection molding service. Through December 31, 2012, we have received over 1,000,000 uploaded part designs, sent over 875,000 part quotations and shipped over 200,000 unique parts to approximately 28,000 product developers representing over 13,000 customer companies across a wide range of industries.

We have experienced significant growth since our inception. Since we first introduced our Protomold injection molding service in 1999, we have steadily expanded the size and geometric complexity of the injection molded parts we are able to manufacture, and we continue to extend the diversity of materials we are able to support. Similarly, since first introducing our Firstcut CNC machining service in 2007, we have expanded the range of part sizes, design geometries and materials we can support. We are also continually seeking to enhance other aspects of our technology and manufacturing processes, including our interactive web-based and automated user interface and quoting system. We intend to continue to invest significantly in enhancing our technology and manufacturing processes and expanding the range of our existing capabilities with the aim of meeting the needs of a broader set of product developers. As a result of the factors described above, many of our customers tend to return to Proto Labs to meet their ongoing needs, with approximately 84%, 81% and 77% of our revenue in 2012, 2011 and 2010, respectively, derived from existing customers who had placed orders with us in prior years.

We have established our operations in the United States, Europe and Japan, which we believe are three of the largest geographic markets where product developers are located. We entered the European market in 2005 and launched operations in Japan in late 2009. Our current international operations are not profitable in all markets due to the fixed costs associated with commissioning new manufacturing locations, especially in the early stages, such as those associated with managing foreign operations and the hiring and training of personnel, bringing the manufacturing facility on-line, translation of United States marketing materials to local languages, local brand marketing, compliance costs of laws and regulations, and the generally higher costs of doing business internationally, particularly as they relate to local labor practices and laws regulating employees costs. In addition, in the early life of new facilities, economies of scale are typically not realized resulting in lower operating margins. We believe that with revenue growth over time, gross margins in international markets will be generally consistent with those in the United States. As of December 31, 2012, we had sold products into more than 50 countries. Our sales outside of the United States accounted for approximately 25% of our consolidated sales in 2012 and approximately 26% of our consolidated sales in 2011 and 2010, respectively. We intend to continue to expand our international sales efforts and believe opportunities exist to serve the needs of product developers in select new geographic regions.

We have grown our total revenue from $44.4 million in 2008 to $126.0 million in 2012. During this period, our operating expenses increased from $16.0 million in 2008 to $41.2 million in 2012. We have grown our income from operations from $10.7 million in 2008 to $34.9 million in 2012. Our recent growth in revenue and income from operations has been accompanied by increased operating expenses, with the two most significant components being marketing and sales and general and administrative expenses. We expect to increasingly invest in our operations to support anticipated future growth and public company reporting and compliance obligations, as discussed more fully below.

In addition, we believe that a number of trends affecting our industry have affected our results of operations and may continue to do so. For example, we believe that many of our target product developer customers have increasing e-commerce expectations, are facing increased pressure to accelerate the time to market for their products and continue to migrate from using 2D CAD to using 3D CAD for their design needs. We believe we continue to be well positioned to benefit from these trends, given our proprietary technology that enables us to automate and integrate the majority of activities involved in procuring custom low-volume parts, starting with our elegant web interface through which a product developer submits a 3D CAD part design. While our business may be positively affected by these trends, our results may also be favorably or unfavorably impacted by other trends that affect product developer orders for custom parts in low volumes, including, among others, changes in product developer preferences or needs, developments in our industry and among our competitors and factors impacting new product development volume such as economic conditions. For a more complete discussion of the risks facing our business, see “Risk Factors.”

Key Financial Measures and Trends

Revenue

The Company’s operations are comprised of three geographically-based business units in the United States, Europe and Japan. Revenue within each of our subsidiaries is derived from our Firstcut and Protomold services. Firstcut revenue consists of sales of CNC-machined custom parts. Protomold revenue consists of sales of custom injection molds and injection-molded parts. Our revenue is generated from a diverse customer base, with no single customer company representing more than approximately 2% of our total revenue in 2012. Our historical and current efforts to increase revenue have been directed at gaining new customers and selling to our existing customer base by increasing marketing and selling activities, offering additional services such as the introduction of our Firstcut service in 2007, expanding internationally such as the opening of our Japanese office in 2009, improving the usability of our services such as our web-centric applications, and expanding the breadth and scope of our products such as by adding more sizes and materials to our offerings. During 2012, we sold our services to approximately 4,760 customer companies from our existing customer base, an increase of 39% over the comparable period in 2011, and to approximately 2,990 new customer companies, an increase of 15% over the comparable period in 2011. During 2011, we sold our services to approximately 3,430 customer companies from our existing customer base, an increase of 38% over the comparable period in 2010, and to approximately 2,600 new customer companies, an increase of 36% over the comparable period in 2010. During 2010, we sold our services to approximately 2,480 customer companies from our existing customer base, an increase of 37% over 2009, and to approximately 1,910 new customer companies, an increase of 49% over 2009.

Cost of Revenue, Gross Profit and Gross Margin

Cost of revenue consists primarily of raw materials, equipment depreciation, employee salaries, benefits, stock-based compensation, bonuses and overhead allocations associated with the manufacturing process for molds and custom parts. We expect cost of revenue to increase in absolute dollars, but remain relatively constant as a percentage of total revenue.

During 2010 and 2011, we benefited from high utilization in both our factories and manufacturing equipment, especially in the United States. Our business model requires that we invest in our capacity well in advance of demand to ensure we can fulfill the expectations for quick service from our customers. Therefore, during 2012 we have made significant investments in additional factory space and infrastructure in the United States and Japan. We expect to continue to grow in future periods, which will result in the need for additional investments in factory space and equipment. We expect that these additional costs for factory and equipment expansion can be absorbed by revenue growth, and allow gross margins to remain relatively consistent over time.

We define gross profit as our revenue less our cost of revenue, and we define gross margin as gross profit expressed as a percentage of revenue. Our gross profit and gross margin are affected by many factors, including our pricing, sales volume and manufacturing costs, the costs associated with increasing production capacity, the mix between domestic and foreign revenue sources and foreign exchange rates.

Our gross margins vary between geographic markets due primarily to the costs associated with starting new factories and our operating maturity in these markets. We believe that over time and with growth and maturity of our international business, gross margins will be generally consistent through all our markets.

Operating Expenses

Operating expenses consist of marketing and sales, research and development and general and administrative expenses and loss on impairment of foreign subsidiary assets. Personnel-related costs are the most significant component of the marketing and sales, research and development and general and administrative expense categories.

Our recent growth in operating expenses is mainly due to higher headcounts to support our growth and expansion, and we expect that trend to continue. Our business strategy is to continue to be a leading online and technology-enabled manufacturer of quick-turn CNC machined and injection molded custom parts for prototyping and short-run production. For us to achieve our goals, we anticipate continued substantial investments in technology and personnel, resulting in increased operating expenses.

Marketing and sales. Marketing and sales expense consists primarily of employee salaries, benefits, commissions, stock-based compensation and bonuses, marketing programs such as print and pay-per-click advertising, trade shows, direct mail and other related overhead. We expect sales and marketing expense to increase in the future as we increase the number of marketing and sales professionals and marketing programs targeted to increase our customer base.

Research and development. Research and development expense consists primarily of employee salaries, benefits, stock-based compensation, bonuses, depreciation on equipment, outside services and other related overhead. All of our research and development costs have been expensed as incurred. We expect research and development expense to increase in the future as we seek to enhance and expand our service offerings.

General and administrative. General and administrative expense consists primarily of employee salaries, benefits, stock-based compensation, bonuses, professional service fees related to accounting, tax, legal and other related overhead. We expect general and administrative expense to increase on an absolute basis and as a percentage of revenue as we continue to grow and expand our operations and develop the infrastructure necessary to operate as a public company. These expenses will include increased audit and legal fees, costs of compliance with securities and other regulations, implementation costs for compliance with the provisions of the Sarbanes-Oxley Act, investor relations expense and higher insurance premiums.

Loss on impairment of foreign subsidiary assets. In 2010, we updated our forecasts for our Japanese subsidiary in accordance with Accounting Standards Codification (ASC) 360, Property, Plant and Equipment (ASC 360). Our original forecasts, prepared in 2008, did not anticipate the global recession and the slow recovery in Japan and the differences in customer preferences. Therefore, our revenues from our Japanese subsidiary were lower than projected and in accordance with ASC 360, we recorded a loss on impairment of selected property, plant and equipment in Japan. In 2012, we performed an analysis in accordance with ASC 360 using current forecast and asset information, and concluded that no additional impairment exists. In the future we will continue to make annual assessments on the carrying value of long-lived assets per ASC 360. If these assessments indicate an impairment exists, we will write down the assets to their fair value. The circumstances that may lead to future impairment charges are difficult to predict and we do not believe such circumstances currently exist.

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

In the fourth quarter of 2010, we made a qualified subsidiary election for our Japanese subsidiary. This qualified election resulted in a deemed liquidation of the subsidiary into the parent and created a current tax deduction for United States federal tax purposes during the fourth quarter of 2010. This election enabled us to deduct prior Japanese net losses and investments. In future periods, we will qualify for additional deductions if our Japanese subsidiary continues to experience net losses.

Segment results

We previously reported segments on a geographic basis. In 2012 as our operations have evolved, the CEO, who is the Company’s chief operating decision maker, began reviewing operating results only at the consolidated level, which is how the CEO makes decisions to operate the business and allocate resources. As a result, we have determined that we have only one operating segment, and have revised our historical segment presentation to align with the current year presentation.

Results of Operations

The following table sets forth a summary of our results of operations and the related changes for the periods indicated. The results below are not necessarily indicative of the results for future periods.

	Year Ended						Year Ended
	December 31,				Change		December 31,				Change
(dollars in thousands)	2012		2011		$	%	2011		2010		$	%
Revenue	$125,991	100.0%	$98,939	100.0%	$27,052	27.3%	$98,939	100.0%	$64,919	100.0%	$34,020	52.4%
Cost of revenue	49,853	39.6	39,324	39.7	10,529	26.8	39,324	39.7	25,443	39.2	13,881	54.6

Gross profit	76,138	60.4	59,615	60.3	16,523	27.7	59,615	60.3	39,476	60.8	20,139	51.0
Operating expenses:
Marketing and sales	18,098	14.4	15,752	15.9	2,346	14.9	15,752	15.9	10,867	16.7	4,885	45.0
Research and development	9,137	7.2	5,222	5.3	3,915	75.0	5,222	5.3	4,281	6.6	941	22.0
General and administrative	13,957	11.1	11,772	11.9	2,185	18.6	11,772	11.9	7,629	11.8	4,143	54.3
Loss on impairment of foreign subsidiary assets	—	—	—	—	—	—	—	—	773	1.2	(773)	*

Total operating expenses	41,192	32.7	32,746	33.1	8,446	25.8	32,746	33.1	23,550	36.3	9,196	39.0

Income from operations	34,946	27.7	26,869	27.2	8,077	30.1	26,869	27.2	15,926	24.5	10,943	68.7
Other income (expense), net	23	0.1	(114)	(0.2)	137	*	(114)	(0.2)	(213)	(0.3)	99	(46.5)

Income before income taxes	34,969	27.8	26,755	27.0	8,214	30.7	26,755	27.0	15,713	24.2	11,042	70.3
Provision for income taxes	10,944	8.7	8,783	8.8	2,161	24.6	8,783	8.8	4,762	7.3	4,021	84.4

Net income	$24,025	19.1%	$17,972	18.2%	$6,053	33.7%	$17,972	18.2%	$10,951	16.9%	$7,021	64.1%

*	Percentage change not meaningful

Stock-based compensation expense included in the statements of comprehensive income data above is as follows:

	Year Ended December 31,
(dollars in thousands)	2012	2011	2010
Stock options and grants	$2,539	$1,130	$331
Employee stock purchase plan	500	—	—

Total stock-based compensation expense	$3,039	$1,130	$331

Cost of revenue	$335	$78	$39
Operating expenses:
Marketing and sales	418	215	84
Research and development	486	274	73
General and administrative	1,800	563	135

Total stock-based compensation expense	$3,039	$1,130	$331

Comparison of Years Ended December 31, 2012 and 2011

Revenue

Revenue and the related changes for 2012 and 2011 were as follows:

	Year Ended December 31,
	2012		2011		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Protomold	$90,371	71.7%	$74,090	74.9%	$16,281	22.0%
First Cut	35,620	28.3	24,849	25.1	10,771	43.3

Total revenue	$125,991	100.0%	$98,939	100.0%	$27,052	27.3%

Revenue by geographic region, based on the billing location of the end customer, is summarized as follows:

	Year Ended December 31,
	2012		2011		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
United States	$94,866	75.3%	$73,010	73.8%	$21,856	29.9%
International	31,125	24.7	25,929	26.2	5,196	20.0

Total revenue	$125,991	100.0%	$98,939	100.0%	$27,052	27.3%

Our revenue increased $27.1 million, or 27.3%, for 2012 compared with 2011. Of this growth, approximately $20.8 million was attributable to sales to approximately 2,990 new customer companies gained during 2012, and approximately $6.3 million was attributable to sales to approximately 4,760 existing customer companies. By geographic region in which we operate, our revenue growth was attributable to approximately $12.4 million in sales to approximately 1,800 new customers and approximately $9.6 million in sales to approximately 3,620 existing customers in the United States; approximately $6.8 million in sales to approximately 860 new customers offset by a decline of approximately $3.7 million in sales to approximately 910 existing customers in Europe; and approximately $1.6 million in sales to approximately 330 new customers and $0.4 million in sales to approximately 230 existing customers in Japan. Our overall revenue growth was driven by a 29.9% increase in United States revenue, a 20.0% increase in international revenue, a 22.0% increase in Protomold revenue and a 43.3% increase in Firstcut revenue, in each case for 2012 compared with 2011.

Our revenue increases were primarily driven by increases in sales personnel and marketing activities. Our sales personnel focus on gaining new customer accounts and expanding the depth and breadth into existing customer accounts. Our marketing personnel focus on trade show and marketing activities that have proven to result in the greatest number of customer leads to support sales activity. International revenue was negatively impacted by $0.3 million in 2012 compared to 2011 due to strengthening of the United States dollar relative to certain foreign currencies. The effect of pricing changes on revenue was immaterial for 2012 compared to 2011.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $10.5 million, or 26.8%, for 2012 compared to 2011, which was slightly slower than the rate of revenue increase of 27.3 % for 2012 compared to 2011. The increase in cost of revenue was due to raw material and production cost increases of $2.9 million to support increased sales volumes, equipment and facility-related cost increases of $2.4 million and an increase in direct labor headcount resulting in personnel and related cost increases of $5.2 million.

Gross Profit and Gross Margin. Gross profit increased from $59.6 million, or 60.3% of revenues, in 2011 to $76.1 million, or 60.4% of revenues, in 2012 primarily due to revenue increasing faster than cost of revenue as discussed above. Gross margin remained consistent primarily as a result of increased productivity offset by the cost of additional capacity added during the year, primarily additional manufacturing space and facilities.

Operating Expenses, Other Expense, net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expense increased $2.3 million, or 14.9%, for 2012 compared to 2011 due to an increase in headcount resulting in personnel and related cost increases of $2.1 million and marketing program cost increases of $0.2 million. The marginal increase in marketing program costs is the result of our focus and concentration on funding those programs which have proven to be the most effective in growing our business. Marketing and sales expense as a percentage of revenue decreased to 14.4% for 2012 from 15.9% in 2011, primarily due to the fixed nature of certain marketing and sales costs as well as focus on effective marketing spending as previously discussed.

Research and Development. Our research and development expense increased $3.9 million, or 75.0%, for 2012 compared to 2011 due to an increase in headcount resulting in personnel and related cost increases of $1.0 million, operating cost increases of $0.8 million and professional services of $2.1 for outside development services.

General and Administrative. Our general and administrative expense increased $2.2 million, or 18.6%, for 2012 compared to 2011 due to stock-based compensation increases of $1.2 million, facility and administrative cost increases of $0.2 million and professional service cost increases of $0.8 million for outside legal and accounting services. These professional service cost increases are connected to our becoming a public company during 2012.

Other Income (Expense), net. Other income (expense), net decreased $0.1 million for 2012 compared with 2011 due to changes in foreign currency rates.

Provision for Income Taxes. Our income tax provision increased $2.2 million for 2012 compared to 2011 due an increase of taxable income. Our effective tax rate decreased to 31.3% in 2012 from 32.8% in 2011 due primarily to the mix of revenue earned in domestic and foreign tax jurisdictions and an increase in manufacturing activity that qualified for the domestic manufacturing deduction in 2012.

Comparison of Years Ended December 31, 2011 and 2010

Revenue

Revenue and the related changes for 2011 and 2010 were as follows:

	Year Ended December 31,
	2011		2010		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Protomold	$74,090	74.9%	$50,690	78.1%	$23,400	46.2%
First Cut	24,849	25.1	14,229	21.9	10,620	74.6

Total revenue	$98,939	100.0%	$64,919	100.0%	$34,020	52.4%

Revenue by geographic region, based on the billing location of the end customer, is summarized as follows:

	Year Ended December 31,
	2011		2010		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
United States	$73,010	73.8%	$48,059	74.0%	$24,951	51.9%
International	25,929	26.2	16,860	26.0	9,069	53.8

Total revenue	$98,939	100.0%	$64,919	100.0%	$34,020	52.4%

Our revenue increased $34.0 million, or 52.4%, for 2011 compared with 2010. Of this growth, approximately $18.4 million was attributable to sales to approximately 2,600 new customer companies gained during 2011 and approximately $15.6 million was attributable to sales to approximately 3,430 existing customer companies. By geographic region in which we operate, our revenue growth was attributable to approximately $10.6 million in sales to approximately 1,670 new customers and approximately $13.8 million in sales to approximately 2,750 existing customers in the United States; approximately $6.6 million in sales to approximately 730 new customers approximately $1.2 million in sales to approximately 570 existing customers in Europe; and approximately $1.2 million in sales to approximately 190 new customers and $0.6 million in sales to approximately 100 existing customers in Japan. Our overall revenue growth was driven by a 51.9% increase in United States revenue, a 53.8% increase in international revenue, a 46.2% increase in Protomold revenue and a 74.6% increase in Firstcut revenue, in each case for 2011 compared with 2010.

Our revenue increases were primarily driven by greater spending on marketing and increases in selling personnel. International revenue was positively impacted by $0.9 million in 2011 compared to 2010 due to weakening of the United States dollar relative to certain foreign currencies. The effect of pricing changes on revenue was immaterial for 2011 compared to 2010.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $13.9 million, or 54.6%, for 2011 compared with 2010, primarily due to the increased volume of molds and custom parts we manufactured and shipped driven by greater spending on marketing and increases in selling personnel.

Gross Profit and Gross Margin. Gross profit increased from $39.5 million, or 60.8% of revenues, in 2010 to $59.6 million, or 60.3% of revenues, in 2011 primarily due to revenue increasing faster than cost of revenue as discussed above. Gross margin decreased primarily as a result of increased production capacity due to capital investment for which efficiencies through utilization and productivity gains had not been fully realized.

Operating Expenses, Other Expense, net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expense increased $4.9 million, or 45.0%, for 2011 compared with 2010 due to a $2.5 million increase in marketing program costs and an increase in headcount resulting in a $2.4 million increase in personnel and related costs. Marketing and sales expense as a percentage of revenue decreased to 15.9% for 2011 from 16.7% in 2010, primarily due to the fixed nature of certain marketing and sales costs.

Research and Development. Our research and development expense increased $0.9 million, or 22.0%, for 2011 compared with 2010 due to an increase in headcount.

General and Administrative. Our general and administrative expense increased $4.1 million, or 54.3%, for 2011 compared with 2010 due to an increase in headcount resulting in personnel and related cost increases of $2.3 million, administrative costs of $0.6 million, facilities-related expenses of $0.5 million, recruiting costs of $0.4 million and professional services of $0.3 million for outside legal and accounting.

Other Income (Expense), net. Other income (expense), net decreased $0.1 million for 2011 compared with 2010 due to changes in foreign currency rates.

Provision for Income Taxes. Our income tax provision increased $4.0 million for 2011 compared with 2010 due to the increased taxable income. Our effective tax rate increased to 32.8% in 2011 from 30.3% in 2010 due primarily to an election made on our United States federal tax return during 2010 to treat our Japanese subsidiary as a qualified subsidiary, which resulted in a reduction in our 2010 effective tax rate.

Selected Quarterly Results of Operations Data

The following tables set forth selected unaudited quarterly results of operations data for 2012 and 2011 as well as the percentage that each line item represents of total revenue. This unaudited quarterly information has been prepared on the same basis as our annual audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K and includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary to present fairly the financial information for the fiscal quarters presented. The quarterly data should be read in conjunction with our selected financial data and consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. Operating results for any quarter are not necessarily indicative of results for a full-year period, and the historical results presented below are not necessarily indicative of the results to be expected in any future period.

	Three Months Ended
(in thousands, except share and per share amounts)	Dec. 31, 2012	Sep. 30, 2012	Jun. 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sep. 30, 2011	Jun. 30, 2011	Mar. 31, 2011
	(unaudited)
Consolidated Statements of Comprehensive Income Data:
Revenue	$33,616	$32,454	$29,951	$29,970	$25,637	$26,915	$24,052	$22,335
Cost of revenue	12,611	12,760	12,239	12,243	11,073	10,305	9,517	8,429

Gross profit	21,005	19,694	17,712	17,727	14,564	16,610	14,535	13,906
Operating expenses:
Marketing and sales	4,658	4,442	4,557	4,441	4,612	4,001	3,924	3,215
Research and development	2,515	2,561	2,401	1,660	1,584	1,303	1,223	1,112
General and administrative	3,564	3,118	3,288	3,988	3,475	3,038	2,753	2,506

Total operating expenses	10,737	10,121	10,246	10,089	9,671	8,342	7,900	6,833

Income from operations	10,268	9,573	7,466	7,638	4,893	8,268	6,635	7,073
Other income (expense), net	114	314	173	(577)	(132)	21	78	(81)

Income before income taxes	10,382	9,887	7,639	7,061	4,761	8,289	6,713	6,992
Provision for income taxes	2,987	3,185	2,493	2,279	1,531	2,801	2,182	2,269

Net income	7,395	6,702	5,146	4,782	3,230	5,488	4,531	4,723
Less: dividends on redeemable preferred stock	—	—	—	—	(1,053)	(1,053)	(1,042)	(1,031)
Less: undistributed earnings allocated to preferred shareholders	—	—	—	—	(673)	(1,415)	(1,160)	(1,259)

Net income attributable to common shareholders	$7,395	$6,702	$5,146	$4,782	$1,504	$3,020	$2,329	$2,433

Net income per share:
Basic	$0.30	$0.28	$0.22	$0.23	$0.12	$0.23	$0.19	$0.21

Diluted	$0.29	$0.26	$0.20	$0.22	$0.11	$0.22	$0.17	$0.19

Shares used to compute net income per share:
Basic	24,557,878	24,052,409	23,929,886	20,934,948	12,895,918	12,895,918	12,007,674	11,581,430
Diluted	25,359,071	25,312,643	25,280,835	22,226,356	14,045,402	13,560,400	13,364,610	12,868,254

	Three Months Ended
	Dec. 31, 2012	Sep. 30, 2012	Jun. 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sep. 30, 2011	Jun. 30, 2011	Mar. 31, 2011
	(unaudited)
Consolidated Statements of Comprehensive Income Data:
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue	37.5	39.3	40.9	40.9	43.2	38.3	39.6	37.7

Gross profit	62.5	60.7	59.1	59.1	56.8	61.7	60.4	62.3
Operating expenses:
Marketing and sales	13.9	13.7	15.2	14.8	18.0	14.9	16.3	14.4
Research and development	7.5	7.9	8.0	5.5	6.2	4.8	5.1	5.0
General and administrative	10.6	9.6	11.0	13.3	13.5	11.3	11.4	11.2

Total operating expenses	32.0	31.2	34.2	33.6	37.7	31.0	32.8	30.6

Income from operations	30.5	29.5	24.9	25.5	19.1	30.7	27.6	31.7
Other income (expense), net	0.4	1.0	0.6	(1.9)	(0.5)	0.1	0.3	(0.4)

Income before income taxes	30.9	30.5	25.5	23.6	18.6	30.8	27.9	31.3
Provision for income taxes	8.9	9.8	8.3	7.6	6.0	10.4	9.1	10.2

Net income	22.0%	20.7%	17.2%	16.0%	12.6%	20.4%	18.8%	21.1%

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
(dollars in thousands)	2012	2011	2010
Net cash provided by operating activities	$25,306	$23,535	$14,012
Net cash used in investing activities	(79,248)	(18,503)	(6,041)
Net cash provided by (used in) financing activities	82,786	(2,845)	(4,229)
Effect of exchange rates on cash and cash equivalents	(220)	(153)	(344)

Net increase in cash and cash equivalents	$28,624	$2,034	$3,398

Sources of Liquidity

Historically, we have financed our operations and capital expenditures through operations, lease financing and the use of bank loans. In February 2012, we completed the initial public offering of our common stock, which provided us with $71.5 million of cash, net of underwriting discounts and commissions and offering expenses payable by us. In November 2012, we completed a follow-on offering of our common stock, which provided us with $2.5 million of cash, net of underwriting discounts and commissions and offering expenses payable by us. We had cash and cash equivalents of $36.8 million as of December 31, 2012, an increase of $28.6 million from December 31, 2011. The increase in our cash was due primarily to cash received from the initial public offering and follow-on offering of our common stock and generated through operations and partially reduced by investment activity. We had cash and cash equivalents of $8.1 million as of December 31, 2011, an increase of $2.0 million from December 31, 2010. The increase in our cash was due to cash generated by operations. The December 31, 2010 cash balance represented an increase of $3.4 million from the December 31, 2009 cash balance of $2.7 million, and this increase was also due to cash generated by operations.

As of December 31, 2012, the amount of cash and cash equivalents held by foreign subsidiaries was $4.9 million. If these funds are needed for our domestic operations, we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We believe that our existing cash and cash equivalents together with cash generated from operations will be sufficient to meet our working capital expenditure requirements for at least the next 12 months.

Cash Flows from Operating Activities

Cash provided by operating activities was $25.3 million for the year ended December 31, 2012. We had net income of $24.0 million, which included non-cash charges consisting of $6.1 million in depreciation, $3.0 million in stock-based compensation and $0.2 million in loss on the disposal of property and equipment, which was partially offset by $6.2 million of excess tax benefit on stock-based compensation and $0.6 million in deferred taxes. Other uses of cash in operating activities totaled $1.2 million, which included an increase in accounts receivable of $4.4 million, increase in prepaid expenses and other of $1.9 million, and increase in inventory of $0.8 million, which were partially offset by an increase in income taxes payable of $4.3 million, increase in accrued liabilities and other of $1.3 million and increase in accounts payable of $0.3 million. The excess tax benefit on stock-based compensation is the result of dispositions of stock options during the year by our employees, the reciprocal of which is presented as an increase in financing cash flows described below. The impact of deferred taxes and taxes payable are due to the composition of our earnings, including revenue earned in domestic or foreign jurisdictions. The excess tax benefit on stock-based compensation reduces the payment of taxes owed. Due to this benefit, while we recognized an increase in taxes payable as a result of our operations, the volume of tax benefit on stock option activity resulted in a net tax receivable position for the year. As it relates to other accounts, the increases in accounts receivable, inventory and accounts payable reflect the growth of our business and support the increase in revenue in 2012 compared to 2011 as previously discussed. The increase in prepaid expenses and other and accrued liabilities and other were primarily driven by transactions in our European subsidiary created as a result of stock option activity during the year.

Cash provided by operating activities was $23.5 million for the year ended December 31, 2011. We had net income of $18.0 million, which included non-cash charges consisting of $4.3 million in depreciation, $2.2 million in deferred taxes and $1.1 million in stock-based compensation expense partially offset by excess tax benefit from stock-based compensation of $0.7 million. Other uses of cash in operating activities totaled $1.4 million, which included an increase in accounts receivable of $3.4 million, an increase in inventory of $2.2 million and an increase in prepaid expenses and other of $0.6 million. These were partially offset by an increase in accrued liabilities of $3.3 million and an increase in accounts payable of $1.5 million. The impact of deferred taxes is due to the composition of our earnings, including revenue earned in domestic or foreign jurisdictions. The excess tax benefit on stock-based compensation is the result of dispositions of stock options during the year by our employees, the reciprocal of which is presented as an increase in financing cash flows described below. As it relates to other accounts, the increases in accounts receivable, inventory and accounts payable reflect the growth of our business and support the increase in revenue in 2011 compared to 2010 as previously discussed. The increase in prepaid expenses and other was primarily attributable to costs incurred as we prepared for our initial public offering. The increase in accrued liabilities and other was primarily driven by employee compensation accruals for amounts earned in 2011 but paid in early 2012.

Cash provided by operating activities was $14.0 million for the year ended December 31, 2010. We had net income of $11.0 million, which included non-cash charges consisting of $3.5 million in depreciation, an asset impairment charge of $0.8 million, an increase in deferred income taxes of $0.5 million and $0.3 million in stock-based compensation expense. Other uses of cash in operating activities totaled $2.1 million, which included an increase in accounts receivable of $3.0 million, an increase of $0.8 million in prepaid expenses, an increase in inventory of $0.5 million and a decrease in income taxes payable of $0.1 million. These were partially offset by an increase in accrued liabilities of $1.2 million and an increase in accounts payable of $1.1 million. The increase in accounts receivable reflects increased revenue. The increase in accounts payable was due to an increased level of operations.

Cash Flows from Investing Activities

Cash used in investing activities was $79.2 million for the year ended December 31, 2012, consisting of $17.4 million for the purchase of property and equipment primarily to expand our production capacity and $84.2 million for the purchase of marketable securities, which were partially offset by $22.4 million in proceeds from the maturities and call redemption of marketable securities. The purchase of marketable securities is primarily the result of proceeds received in connection with the initial public offering and follow-on offering, which are described in more detail in Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Item 8. “Financial Statements and Supplementary Data.”

Cash used in investing activities was $18.5 million for the year ended December 31, 2011, consisting of $19.0 million for the purchase of property and equipment and a net reduction of short-term investments of $0.5 million.

Cash used in investing activities was $6.0 million for the year ended December 31, 2010, consisting of $7.0 million for the purchase of property and equipment and a net reduction of short-term investments of $1.0 million.

Cash Flows from Financing Activities

Cash provided by financing activities was $82.8 million for the year ended December 31, 2012, consisting of $71.5 million from the initial public offering of our common stock, $2.5 million from the follow-on offering of our common stock, excess tax benefit on stock-based compensation of $6.2 million and $3.0 million in proceeds from exercises of stock options and warrants, which were partially offset by $0.4 million for payments of debt.

Cash used in financing activities was $2.8 million for the year ended December 31, 2011. The primary use of funds was for net payments on debt of $4.0 million, which was offset by the excess tax benefit from stock-based compensation of $0.7 million and stock option and warrant exercises of $0.5 million.

Cash used in financing activities was $4.2 million for the year ended December 31, 2010. The primary use of funds was for payments on debt of $4.3 million, which was partially offset by stock option and warrant exercises of $0.1 million.

Operating and Capital Expenditure Requirements

We believe, based on our current operating plan, that our cash balances and cash generated through operations and interest income, will be sufficient to meet our anticipated cash requirements through at least the next 12 months. From time to time we may seek to sell equity or convertible debt securities or enter into credit facilities. The sale of equity and convertible debt securities may result in dilution to our shareholders. If we raise additional funds through the issuance of convertible debt securities or enter into credit facilities, these securities and debt holders could have rights senior to those of our common stock, and this debt could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on terms acceptable to us, or at all.

Our future capital requirements will depend on many factors, including the following:

•	the revenue generated by Firstcut and Protomold services;

•	costs of operations, including costs relating to expansion and growth;

•	the emergence of competing or complementary technological developments;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual product rights, or participating in litigation-related activities; and

•	the acquisition of businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

Our annual capital expenditures generally have varied between approximately 8% and 19% of annual revenue. We believe future capital expenditures, excluding any expenditures for buildings we might purchase for our operations, are likely to vary between approximately 8% and 12% of annual revenue.

Contractual Obligations

As of December 31, 2012, our contractual obligations and the effect such obligations are expected to have on our liquidity and cash flows in future periods were as follows:

		Payment Due by Period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$7,132	$1,289	$2,517	$1,267	$2,059
Capital leases	690	311	368	11	—

Total	$7,822	$1,600	$2,885	$1,278	$2,059

The table above reflects only payment obligations that are fixed and determinable. Our commitments for operating leases relate to one of our United States manufacturing facilities as well as our European and Japanese facilities. Our commitments for capital leases relate to equipment financing for our European and Japanese operations. There have been no new material lease agreements entered into during the year ended December 31, 2012.

Financing Arrangements

In August 2008, we established a $5.0 million revolving credit facility, or revolving note, and a $10.0 million term loan, or term note, with Wells Fargo Bank, N.A. In November 2009, we amended the credit agreement, revolving note, and term note, which then had an outstanding principal amount of $6.7 million. We paid off the term note in May 2011, and we have had no borrowings under the revolving note during 2011 or 2012. The revolving note bears interest at either (i) the fixed rate equal to the sum of 2.0% per annum and LIBOR, in effect from time to time, or (ii) the fluctuating rate equal to the sum of 2.0% per annum and the daily one-month LIBOR in effect from time to time. The revolving note is secured by a first lien on substantially all of our personal property and on the real property at our Maple Plain, Minnesota facility. The credit agreement contains covenants limiting capital expenditures and investments in foreign subsidiaries and includes certain financial thresholds. In September 2011, we amended and restated the credit agreement and revolving note, increasing the maximum amount that can be borrowed under the note to $10.0 million. The amended revolving note bears interest at either (i) the fixed rate equal to the sum of 1.5% per annum and LIBOR, in effect from time to time, or (ii) the fluctuating rate equal to the sum of 1.5% per annum and the daily one-month LIBOR in effect from time to time. The amended credit agreement does not contain a covenant limiting capital expenditures but does limit investments in foreign subsidiaries exceeding $10.0 million. The amended credit agreement also includes certain financial thresholds such as requiring us to maintain tangible net worth as of the end of each quarter of not less than $20.0 million and net income after taxes each quarter of not less than $0.5 million. On December 31, 2012, there were no advances outstanding under the amended revolving note and we were in compliance with all terms and conditions of the amended credit agreement. Our amended revolving note terminates on September 30, 2013.

The following table summarizes our financing arrangements as of December 31, 2012 and 2011:

	December 31,
(in thousands)	2012	2011
Various obligations under capital leases, with interest rates from 4.5% to 7.4%, due in various monthly installments, including interest, through various dates through January 2016, secured by equipment	$629	$1,003
Less current portion	273	390

Long-term obligation	$356	$613

Inflation

We believe that inflation and changing prices have not had a material effect on our financial condition during the three most recent fiscal years.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Critical Accounting Policies and Use of Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenue, expenses and related disclosures. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, the allowance for doubtful accounts, inventory valuation, stock-based compensation and income taxes. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Management has discussed the development, selection and disclosure of these estimates with the audit committee of our board of directors. Our actual results may differ significantly from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments used in the preparation of our consolidated financial statements. See the Notes to Consolidated Financial Statements included in Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information about these critical accounting policies, as well as a description of our other accounting policies.

Revenue Recognition

We recognize revenue in accordance with ASC 605, Revenue Recognition (ASC 605) which states that revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price to the buyer is fixed or determinable, and (4) collectability is reasonably assured.

Revenue is generally recognized upon transfer of title and risk of loss, which for us is upon shipment of parts in our Firstcut product line and shipment of the parts made from the mold in our Protomold product line. We also record a provision for estimated product returns and allowances in the period in which the related revenue is recorded. This provision against current gross revenue is based principally on historical rates of sales returns.

Allowance for Doubtful Accounts

We carry our accounts receivable at the invoiced amount less an allowance for doubtful accounts. On a periodic basis, we evaluate our accounts receivable and establish an allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions taking into account the history of write-offs and collections. A receivable is considered past due if payment has not been received within the period agreed upon in the invoice. Accounts receivable are written off after all collection efforts have been exhausted. To date, we have not incurred any write-offs of accounts receivable significantly different than the amounts reserved. We believe appropriate reserves have been established, but they may not be indicative of future write-offs. Our allowance for doubtful accounts as of December 31, 2012 and 2011 was $0.2 million and $0.1 million, respectively. Our allowance for doubtful accounts has decreased as a percentage of accounts receivable due to improvements in account aging driven by stronger credit policies.

The following table summarizes changes to the allowance for doubtful accounts for the years ended December 31, 2012 and 2011:

(in thousands)	Balance at Beginning of Period	Charged to Expenses	Write-offs	Balance at End of Period
Year ended December 31, 2012	$97	$94	$37	$154
Year ended December 31, 2011	$158	$71	$132	$97

Inventory Valuation and Inventory Reserves

Inventory consists primarily of raw materials, which are recorded at the lower of cost or market, using the average-cost method, which approximates first-in, first-out, or FIFO, cost. We periodically review our inventory for slow-moving, damaged and discontinued items and provide reserves to reduce such items identified to their recoverable amounts. Our inventory allowance for obsolescence was $0.1 million as of December 31, 2012 and 2011, respectively.

Stock-Based Compensation

We determine our stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation (ASC 718) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors based on the grant date fair value of the award.

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

The Black-Scholes option pricing model requires inputs such as the risk-free interest rate, expected term, expected volatility and expected dividend yield. We base the risk-free interest rate that we use in the Black-Scholes option pricing model on zero coupon U.S. Treasury instruments with maturities similar to the expected term of the award being valued. The expected term represents the weighted average period that our stock options are expected to be outstanding. The expected term is based on the observed and expected time to post-vesting exercise of options by employees and non-employee directors and considers the impact of post-vesting award forfeitures. As we operated as a private company with a limited market for our stock from our inception to the completion of our initial public offering on February 29, 2012, we have estimated the volatility of stock price using outside valuation services and an estimate of the volatility of our common stock based on volatility of a peer group of comparable publicly traded companies for which historical information is available. We have never paid and do not anticipate paying any cash dividends in the foreseeable future and, therefore, we use an expected dividend yield of zero in the option pricing model. In order to properly attribute compensation expense, we are required to estimate pre-vesting forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest. If our actual forfeiture rate is materially different from our estimate, stock-based compensation expense could be significantly different from what has been recorded.

The fair value of each new employee and non-employee director option awarded was estimated on the date of grant for the periods below using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2012	2011	2010
Risk-free interest rate	0.95—1.16%	3.68%	3.35%
Expected life (years)	5.5—6.5	5	10
Expected volatility	53.00—53.14%	47.32%	38.05%
Expected dividend yield	0%	0%	0%
Weighted average grant date fair value	$ 14.79	$8.99	$4.27

There are significant differences among option valuation models, and this may result in a lack of comparability with other companies that use different models, methods and assumptions. If factors change and we employ different assumptions in the application of ASC 718 in future periods, or if we decide to use a different valuation model, such as a lattice model, the stock-based compensation expense that we record in the future under ASC 718 may differ significantly from what we have recorded using the Black-Scholes option pricing model and could materially affect our operating results.

We recognize stock-based compensation expense on a straight-line basis over the requisite service period. We recorded stock-based compensation expense of $3.0 million, $1.1 million and $0.3 million during the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, we had $5.6 million of unrecognized stock-based compensation costs related to unvested stock options, net of estimated forfeitures, that is expected to be recognized over a weighted average period of 2.7 years. We issued options to purchase 259,800, 224,000 and 658,000 shares of our common stock in 2012, 2011 and 2010, respectively.

In future periods, our stock-based compensation expense is expected to increase due to the issuance of additional stock-based awards to continue to attract and retain employees and non-employee directors and our existing unrecognized stock-based compensation.

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes (ASC 740). Under this method, we determine tax assets and liabilities based upon the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities and equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax basis of assets or liabilities and their reported amounts in the financial statements. Because we assume that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, giving rise to a deferred tax asset or liability.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, ASC 740 provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have established a liability for uncertain tax positions of $0.4 million as of December 31, 2012.

Recent Accounting Pronouncements

In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act (JOBS Act), which establishes a new category of issuer called an emerging growth company. Under the JOBS Act, an emerging growth company is defined as an issuer with total annual gross revenues less than $1 billion during its most recently completed fiscal year. An issuer continues to be eligible for emerging growth company status until the earliest of (1) the last day of the fiscal year during which it had total annual gross revenues of $1 billion or more (as indexed for inflation in the manner set forth in the JOBS Act), (2) the last day of the fiscal year of the issuer following the fifth anniversary of the date of its initial public offering, (3) the date on which it issued more than $1 billion in non-convertible debt in the previous three-year period, or (4) the date on which it became a large accelerated filer as defined in Rule 12b-2 of the Exchange Act.

The JOBS Act exempts an emerging growth company from the following requirements during the period of eligibility:

•	Having an independent auditor assess its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act. However, an emerging growth company would still have to comply with the Section 404(a) requirement that management assess its internal control over financial reporting, generally beginning with its second annual report on Form 10-K.

•	Adopting new or revised accounting standards that are effective for public companies. Instead, the effective dates of such accounting standards for private companies would apply.

•	Complying with “say-on-pay” vote requirements under the Dodd-Frank Act. An emerging growth company would satisfy executive compensation disclosures in a manner consistent with a smaller reporting company.

•	Complying with future changes to Public Company Accounting Oversight Board auditing standards related to mandatory audit firm rotation and an Auditors Discussion & Analysis statement (if adopted). Other new standards would not apply to audits of emerging growth companies unless the SEC decides that they should after considering the protection of investors and whether the action will promote efficiency, competition and capital formation.

With the exception of the treatment for accounting standards, each of these exemptions is voluntary and an emerging growth company may choose to operate as an emerging growth company as it deems appropriate. Section 107(b) of the JOBS Act permits an emerging growth company to “opt out” of the exemption to adopt new or revised accounting standards when they are effective for private companies and instead apply such standards on the same basis as a public company. Under Section 107(b)(3), such decision to opt-out is irrevocable, and the emerging growth company must continue to comply with such standards to the same extent that a public company is required for as long as the company remains an emerging growth company.

Under the JOBS Act, we meet the definition of an emerging growth company. During the period we continue to be eligible for emerging growth company status, we will apply new or revised accounting standards following the effective dates for private companies, which may make our financial statements and disclosures not comparable to other registrants. In the event a new or revised accounting standard, that we feel provides value to our business, investors or users of our financial statements, becomes effective for public companies prior to private companies and does not permit early adoption, we will invoke the “opt out” under the JOBS act and, from that point forward, adopt new or revised accounting standards on the same basis as a public company.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This accounting update generally aligns the principles for fair value measurements and the related disclosure requirements under U.S. GAAP and International Financial Reporting Standards. From a U.S. GAAP perspective, the amendments are largely clarifications, but some could have a significant effect on certain companies. A number of new disclosures also are required. Except for certain disclosures, the guidance applies to public and nonpublic companies and is to be applied prospectively. For public and nonpublic companies, the amendments are effective during interim and annual periods beginning after December 15, 2011. We adopted this accounting guidance effective January 1, 2012. The adoption of ASU 2011-04 did not result in a material impact to our financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. This accounting update requires entities to present items of net income and other comprehensive income either in a single continuous statement, or in separate, but consecutive, statements of net income and other comprehensive income. The new requirements do not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. However, the current option under existing standards to report other comprehensive income and its components in the statement of changes in equity is eliminated. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). The updated guidance defers the requirement in ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. The amendments apply to public and nonpublic companies and are to be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted this accounting guidance effective January 1, 2012 and have presented the items of net income and other comprehensive income in a single continuous statement in this Annual Report on Form 10-K. The adoption of ASU 2011-05 and ASU 2011-12 did not result in a material impact to our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosure of Market Risks

Our exposure to market risk is confined to our cash and cash equivalent balances and short-term investments. The primary goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and cash equivalent balances. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of short-term and highly liquid time deposits. The time deposits in our portfolio, due to their very short-term nature, are subject to minimal interest rate risk. In future periods, we will continue to evaluate our investment policy in order to continue our overall goals.

Foreign Currency Risk

As a result of our foreign operations, we have revenue and expenses, assets and liabilities that are denominated in foreign currencies. A number of our employees are located in Europe and Japan. Therefore, a portion of our payrolls and operating expenses are paid and incurred in the British Pound, Euro and Yen. Our operating results and cash flows are adversely impacted when the United States dollar depreciates relative to other foreign currencies. As we expand internationally, our results of operations and cash flows will become increasingly subject to changes in foreign exchange rates. We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk. Foreign currency risk can be quantified by estimating the change in cash flows resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would not have a material impact on our results of operations.

Item 8. Financial Statements and Supplementary Data

Proto Labs, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Proto Labs, Inc.

We have audited the accompanying consolidated balance sheets of Proto Labs, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Proto Labs, Inc. at December 31, 2012 and 2011 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

March 22, 2013

Proto Labs, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$36,759	$8,135
Short-term marketable securities	25,137	250
Accounts receivable, net of allowance for doubtful accounts of $154 and
$97 as of December 31, 2012 and December 31, 2011, respectively	15,791	11,533
Inventory	4,619	3,797
Prepaid expenses and other current assets	5,364	3,430
Deferred tax assets	609	932
Income taxes receivable	1,877	—

Total current assets	90,156	28,077
Property and equipment, net	45,316	34,249
Long-term marketable securities	36,965	—
Other assets	285	—

Total assets	$172,722	$62,326

Liabilities, redeemable convertible preferred stock, redeemable common stock and shareholders’ equity (deficit)
Current liabilities
Accounts payable	$4,758	$4,431
Accrued compensation	5,995	4,767
Accrued liabilities and other	513	318
Income taxes payable	—	33
Current portion of long-term debt obligations	273	390

Total current liabilities	11,539	9,939
Deferred tax liabilities	3,346	4,252
Long-term debt obligations	356	613
Other	782	871
Redeemable convertible stock
Redeemable convertible preferred stock, $0.001 par value, authorized, issued and outstanding 0 and 427,985 shares as of December 31, 2012 and December 31, 2011, respectively	—	66,075
Redeemable common stock, $0.001 par value, issued and outstanding 0 and 3,189,648 shares as of December 31, 2012 and December 31, 2011, respectively	—	819
Shareholders’ equity (deficit)
Preferred stock, $0.001 par value, authorized 10,000,000 and 0 shares; issued and outstanding 0 shares as of December 31, 2012 and December 31, 2011, respectively	—	—
Common stock, $0.001 par value, authorized 150,000,000 shares; issued and outstanding 24,803,640 and 9,706,270 shares as of December 31, 2012 and December 31, 2011, respectively	25	10
Additional paid in capital	147,032	8,229
Accumulated equity (deficit)	10,570	(27,744)
Accumulated other comprehensive income (loss)	(928)	(738)

Total shareholders’ equity (deficit)	156,699	(20,243)

Total liabilities, redeemable convertible preferred stock, redeemable common stock and shareholders’ equity (deficit)	$172,722	$62,326

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2012	2011	2010
Statements of Operations:
Revenue	$125,991	$98,939	$64,919
Cost of revenue	49,853	39,324	25,443

Gross profit	76,138	59,615	39,476
Operating expenses
Marketing and sales	18,098	15,752	10,867
Research and development	9,137	5,222	4,281
General and administrative	13,957	11,772	7,629
Loss on impairment of foreign subsidiary assets	—	—	773

Total operating expenses	41,192	32,746	23,550

Income from operations	34,946	26,869	15,926
Other income (expense), net	23	(114)	(213)

Income before income taxes	34,969	26,755	15,713
Provision for income taxes	10,944	8,783	4,762

Net income	24,025	17,972	10,951
Less: dividends on redeemable preferred stock	—	(4,179)	(4,179)
Less: undistributed earnings allocated to preferred shareholders	—	(4,507)	(2,377)

Net income attributable to common shareholders	$24,025	$9,286	$4,395

Net income per share:
Basic	$1.03	$0.75	$0.40

Diluted	$0.98	$0.67	$0.34

Shares used to compute net income per share:
Basic	23,373,593	12,352,004	11,079,432
Diluted	24,443,665	13,939,072	13,051,458
Other Comprehensive Income, net of tax
Foreign currency translation adjustments	$(190)	$(280)	$(214)

Comprehensive income	$23,835	$17,692	$10,737

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.

Consolidated Statements of Shareholders’ Equity (Deficit)

(In thousands, except share and per share amounts)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2010	7,397,922	$7	$5,510	$(48,309)	$(244)	$(43,036)
Common shares issued on exercise of options	615,328	1	55	—	—	56
Preferred stock dividends	—	—	—	(4,179)	—	(4,179)
Stock-based compensation expense	—	—	331	—	—	331
Net income	—	—	—	10,951	—	10,951
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	(214)	(214)

Comprehensive income						10,737

Balance at December 31, 2010	8,013,250	8	5,896	(41,537)	(458)	(36,091)

Common shares issued on exercise of options	166,838	—	706	—	—	706
Common shares issued on exercise of warrants	1,526,182	2	497	—	—	499
Preferred stock dividends	—	—	—	(4,179)	—	(4,179)
Stock-based compensation expense	—	—	1,130	—	—	1,130
Net income	—	—	—	17,972	—	17,972
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	(280)	(280)

Comprehensive income						17,692

Balance at December 31, 2011	9,706,270	10	8,229	(27,744)	(738)	(20,243)

Common shares issued upon initial public offering	4,945,000	5	71,525	—	—	71,530
Common shares issued upon follow-on offering	100,000	—	2,451	—	—	2,451
Common shares issued upon conversion of redeemable convertible preferred stock	5,991,790	6	66,069	—	—	66,075
Common shares issued upon conversion of redeemable common stock	3,189,648	3	816	—	—	819
Common shares issued on exercise of options and other	870,932	1	2,974	—	—	2,975
Excess tax benefit from stock option exercises	—	—	6,218	—	—	6,218
Preferred stock dividends	—	—	(14,289)	14,289	—	—
Stock-based compensation expense	—	—	3,039	—	—	3,039
Net income	—	—	—	24,025	—	24,025
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	(190)	(190)

Comprehensive income						23,835

Balance at December 31, 2012	24,803,640	$25	$147,032	$10,570	$(928)	$156,699

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities
Net income	$24,025	$17,972	$10,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,080	4,264	3,483
Stock-based compensation expense	3,039	1,130	331
Deferred taxes	(583)	2,230	561
Excess tax benefit from stock-based compensation	(6,218)	(657)	—
Loss on impairment of foreign subsidiary assets	—	—	773
Loss (gain) on disposal of property and equipment	154	(10)	26
Changes in operating assets and liabilities:
Accounts receivable	(4,372)	(3,457)	(2,993)
Inventories	(829)	(2,195)	(537)
Prepaid expenses and other	(1,887)	(591)	(801)
Income taxes	4,314	37	(104)
Accounts payable	306	1,545	1,148
Accrued liabilities and other	1,277	3,267	1,174

Net cash provided by operating activities	25,306	23,535	14,012

Investing activities
Proceeds from sale of property and equipment	—	—	30
Purchases of property and equipment	(17,397)	(19,003)	(7,069)
Purchases of marketable securities	(84,219)	—	(1,504)
Proceeds from maturities of marketable securities	22,368	500	2,502

Net cash used in investing activities	(79,248)	(18,503)	(6,041)

Financing activities
Proceeds from initial public offering, net of offering costs	71,530	—	—
Proceeds from follow-on offering, net of offering costs	2,451	—	—
Proceeds from issuance of debt	—	—	417
Payments on debt	(388)	(4,049)	(4,702)
Proceeds from exercises of warrants and stock options	2,975	547	56
Excess tax benefit from stock-based compensation	6,218	657	—

Net cash provided by (used in) financing activities	82,786	(2,845)	(4,229)

Effect of exchange rate changes on cash and cash equivalents	(220)	(153)	(344)

Net increase in cash and cash equivalents	28,624	2,034	3,398
Cash and cash equivalents, beginning of period	8,135	6,101	2,703

Cash and cash equivalents, end of period	$36,759	$8,135	$6,101

Supplemental cash flow disclosure
Cash paid for interest	$63	$140	$256
Cash paid for taxes	$7,990	$5,358	$4,663

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Note 1 – Nature of Business

Organization and business

Proto Labs, Inc. and its subsidiaries (Proto Labs, the Company, we, us, or our) is an online and technology-enabled manufacturer of quick-turn computer numerical control (CNC) machined and injection molded custom parts for prototyping and short-run production. The Company’s customers are product developers worldwide who require a faster and less expensive way to obtain low volumes of parts. The Company’s proprietary technology eliminates most of the time-consuming and expensive skilled labor conventionally required to quote and manufacture parts in low volumes, and its customers conduct nearly all of their business with the Company over the Internet. The Company targets its services to the millions of product developers who use three-dimensional (3D) computer-aided design (CAD) software to design products across a diverse range of end-markets. The Company has established operations in the United States, Europe and Japan, which the Company believes, are three of the largest geographic markets where these product developers are located. The Company’s primary manufacturing services currently include Firstcut, which is a CNC machining service, and Protomold, which is a plastic injection molding service. Proto Labs, Inc. is located in Maple Plain, Minnesota. The Company’s subsidiaries, Proto Labs Limited and Proto Labs G.K. are located in Telford, United Kingdom and Yamato-Shi, Kanagawa, Japan, respectively.

Note 2 – Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Proto Labs Limited and Proto Labs G.K. All significant intercompany accounts and transactions have been eliminated in consolidation.

Public offerings

In February 2012, the Company issued 4.9 million shares of common stock (including the exercise of the underwriters’ over-allotment shares) in conjunction with its initial public offering (IPO). The public offering price of the shares sold in the offering was $16.00 per share. The total gross proceeds from the IPO to the Company were $79.1 million. After deducting underwriting discounts and commissions and offering expenses payable by the Company, the aggregate net proceeds received by the Company totaled approximately $71.5 million. As of December 31, 2012, all offering costs have been recorded.

Immediately prior to the consummation of the IPO, all outstanding shares of redeemable convertible preferred stock and redeemable common stock were converted into shares of common stock. Shares of redeemable convertible preferred stock were converted into 5,991,790 shares of common stock. All previously accrued dividends on the preferred stock have been released back into retained earnings as of December 31, 2012. Shares of redeemable common stock were converted into 3,189,648 shares of common stock.

In November 2012, the Company issued 100,000 shares of common stock in connection with a follow-on offering. The public offering price of the shares sold in the offering was $31.00 per share. The total gross proceeds from the follow-on offering to the Company were $3.1 million. After deducting underwriting discounts and commissions and offering expenses payable by the Company, the aggregate net proceeds received by the Company totaled approximately $2.5 million. As of December 31, 2012, all offering costs have been recorded.

Stock split

On February 21, 2012, the Company executed a 14-for-1 forward stock split of the Company’s common stock. The consolidated financial statements for all periods and dates presented give retroactive effect to the stock split.

Comprehensive income

Components of comprehensive income include net income and foreign currency translation adjustments. Comprehensive income is disclosed in the accompanying consolidated statements of comprehensive income and consolidated statements of shareholders’ equity (deficit).

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Accounting estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents include cash and other highly liquid investments with maturities of three months or less at the date of purchase. Cash equivalents are stated at fair value. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses on such accounts.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are reported at the invoiced amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions taking into account the history of write-offs and collections. A receivable is considered past due if payment has not been received within the period agreed upon in the invoice. Accounts receivable are written off after all collection efforts have been exhausted. Recoveries of trade receivables previously written off are recorded when received.

Inventory

Inventory consists primarily of raw materials, which are recorded at the lower of cost or market, using the average-cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.

Property, equipment and leasehold improvements

Property, equipment and leasehold improvements are stated at cost. Major improvements that substantially extend an asset’s useful life are capitalized. Repairs, maintenance and minor improvements are charged to operations as incurred. Depreciation, including amortization of leasehold improvements and assets recorded under capital leases, is calculated using the straight-line method over the estimated useful lives of the individual assets and ranges from 3 to 39 years. Manufacturing equipment is depreciated over 3 to 7 years, office furniture and equipment are depreciated over 3 to 7 years, computer hardware and software are depreciated over 3 to 5 years, building costs are depreciated over 39 years, leasehold improvements are depreciated over the estimated lives of the related assets or the life of the lease, whichever is shorter, and building and land improvements are depreciated over 10 to 39 years. Assets not in service are not depreciated until the related asset is put into use.

Accounting for long-lived assets

The Company periodically reviews the carrying amount of its property, equipment and leasehold improvements to determine if circumstances exist indicating an impairment or if depreciation periods should be modified. If facts or circumstances support the possibility of impairment, the Company will prepare a projection of the undiscounted future cash flows of the specific assets to determine if the assets are recoverable. If impairment exists based on these projections, an adjustment will be made to reduce the carrying amount of the specific assets to fair value.

Revenue recognition

The Company recognizes revenue when it is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Revenue is recognized upon transfer of title

Proto Labs, Inc.

Notes to Consolidated Financial Statements

and risk of loss, which is generally upon the shipment of parts in our Firstcut product line and upon the shipment of the parts made from the mold in our Protomold product line. Freight billed to customers is included in revenues, and all freight expenses paid by the Company are included in cost of revenue. The Company also records a provision for estimated product returns and allowances in the period in which the related revenue is recorded. This provision against current gross revenue is based principally on historical rates of sales returns.

Income taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification (ASC) 740, Income Taxes (ASC 740). Under this method, the Company determines tax assets and liabilities based upon the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities and equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax basis of assets or liabilities and their reported amounts in the financial statements. Because the Company assumes that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, giving rise to a deferred tax asset or liability.

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

Stock-based compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation (ASC 718). Under the fair value recognition provisions of ASC 718, the Company measures stock-based compensation cost at the grant date fair value and recognizes the compensation expense over the requisite service period, which is the vesting period, using a straight-line attribution method. The amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest. The Company estimates pre-vesting award forfeitures at the time of grant by analyzing historical data and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. Ultimately, the total expense recognized over the vesting period will only be for those awards that vest. The Company’s awards are not eligible to vest early in the event of retirement, however, the awards vest early in the event of a change in control.

In determining the compensation cost of the options granted, the fair value of options granted has been estimated on the date of grant using the Black-Scholes option-pricing model.

Advertising costs

Advertising is expensed as incurred and was approximately $5.9 million, $5.8 million and $3.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Research and development

Research and development expenses consist primarily of personnel and outside service costs related to the development of new processes and services, enhancement of existing services, quality assurance, and testing. The Company follows ASC 350-40, Internal Use Software (ASC 350-40), in accounting for internally developed software. At December 31, 2012, 2011 and 2010, all internal use software projects were in the post-implementation/operation stage and therefore, no software development costs were capitalized. Research and development costs were approximately $9.1 million, $5.2 million and $4.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Foreign currency translation/transactions

The Company translated the balance sheets of its foreign subsidiaries, Proto Labs Limited and Proto Labs G.K., at period-end exchange rates and the income statement at the average exchange rates in effect throughout the period. The Company has recorded the translation adjustment as a separate component of consolidated shareholders’ equity (deficit). Foreign currency transaction gains and losses are recognized in the consolidated statements of comprehensive income.

Recent accounting pronouncements

In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act (JOBS Act), which establishes a new category of issuer called an emerging growth company. Under the JOBS Act, an emerging growth company is defined as an issuer with total annual gross revenues less than $1 billion during its most recently completed fiscal year. An issuer continues to be eligible for emerging growth company status until the earliest of (1) the last day of the fiscal year during which it had total annual gross revenues of $1 billion or more (as indexed for inflation in the manner set forth in the JOBS Act), (2) the last day of the fiscal year of the issuer following the fifth anniversary of the date of its IPO, (3) the date on which it issued more than $1 billion in non-convertible debt in the previous three-year period, or (4) the date on which it became a large accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934.

The JOBS Act exempts an emerging growth company from the following requirements during the period of eligibility:

•

Having an independent auditor assess its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002. However, an emerging growth company would still have to comply with the Section 404(a) requirement that management assess its internal control over financial reporting, generally beginning with its second annual report on Form 10-K.

•	Adopting new or revised accounting standards that are effective for public companies. Instead, the effective dates of such accounting standards for private companies would apply.

•

Complying with “say-on-pay” vote requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act. An emerging growth company would satisfy executive compensation disclosures in a manner consistent with a smaller reporting company.

•

Complying with future changes to Public Company Accounting Oversight Board auditing standards related to mandatory audit firm rotation and an Auditors Discussion & Analysis statement (if adopted). Other new standards would not apply to audits of emerging growth companies unless the SEC decides that they should after considering the protection of investors and whether the action will promote efficiency, competition and capital formation.

With the exception of the treatment for accounting standards, each of these exemptions is voluntary and an emerging growth company may choose to operate as an emerging growth company as it deems appropriate. Section 107(b) of the JOBS Act permits an emerging growth company to “opt out” of the exemption to adopt new or revised accounting standards when they are effective for private companies and instead apply such standards on the same basis as a public company. Under Section 107(b)(3), such decision to opt-out is irrevocable, and the emerging growth company must continue to comply with such standards to the same extent that a public company is required for as long as the company remains an emerging growth company.

Under the JOBS Act, we meet the definition of an emerging growth company. During the period we continue to be eligible for emerging growth company status, we will apply new or revised accounting standards following the effective dates for private companies. In the event a new or revised accounting standard, that we feel provides value to our business, investors or users of our financial statements, becomes effective for public companies prior to private companies and does not permit early adoption, we will invoke the “opt out” under the JOBS act and, from that point forward, adopt new or revised accounting standards on the same basis as a public company.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

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

Note 3 – Net Income Per Common Share

Basic and diluted net income or loss per common share for 2012 is presented in conformity with the single-class method, and for 2011 and 2010, respectively, is presented in conformity with the two-class method required for participating securities. Prior to the Company’s IPO, the Company had outstanding redeemable convertible preferred stock. The holder of the Company’s redeemable convertible preferred stock was entitled to receive cumulative dividends at the rate of 8% per annum, payable prior and in preference to any dividends on any shares of the Company’s common stock. In addition, in the event a dividend was paid on common stock, the holder of redeemable convertible preferred stock was entitled to a proportionate share of any such dividend as if it was a holder of common stock (on an as-if converted basis). The Company considered its redeemable preferred stock to be participating securities and, in accordance with the two-class method, earnings allocated to preferred stock in 2011 and 2010, respectively, have been excluded from the computation of basic and diluted net income or loss per common share for those years.

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

Proto Labs, Inc.

Notes to Consolidated Financial Statements

The following table presents the calculation of net income per basic and diluted share attributable to common shareholders:

	Year Ended December 31,
(in thousands, except share and per share amounts)	2012	2011	2010
Net Income	$24,025	$17,972	$10,951
Less: dividends on redeemable convertible preferred stock	—	(4,179)	(4,179)
Less: undistributed earnings allocated to preferred shareholders	—	(4,507)	(2,377)

Net income attributable to common shareholders	$24,025	$9,286	$4,395

Basic—weighted-average shares outstanding:	23,373,593	12,352,004	11,079,432
Effect of dilutive securities:
Employee stock options, warrants and other	1,070,072	1,587,068	1,972,026

Diluted—weighted-average shares outstanding:	24,443,665	13,939,072	13,051,458

Net income per share attributable to common shareholders:
Basic	$1.03	$0.75	$0.40

Diluted	$0.98	$0.67	$0.34

Weighted-average diluted shares for the years ended December 31, 2011 and 2010, respectively, excludes redeemable convertible preferred stock as it was anti-dilutive for the period.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

The following table sets forth the calculation of unaudited pro forma net income per basic and diluted share which gives effect to the conversion of all outstanding shares of redeemable convertible preferred stock as if the conversion had occurred on January 1, 2010:

	Year Ended December 31,
(in thousands, except share and per share amounts)	2012	2011	2010
Net income attributable to common shareholders, as reported	$24,025	$9,286	$4,395
Dividends on redeemable convertible preferred stock	—	4,179	4,179
Undistributed earnings allocated to preferred shareholders	—	4,507	2,377

Pro forma net income	$24,025	$17,972	$10,951

Basic—weighted-average shares outstanding, as reported	23,373,593	12,352,004	11,079,432
Add: common shares from conversion of redeemable convertible preferred shares	—	5,991,790	5,991,790

Pro forma basic weighted average shares outstanding	23,373,593	18,343,794	17,071,222

Effect of dilutive securities:
Employee stock options, warrants and other	1,070,072	1,587,068	1,972,026

Pro forma diluted—weighted-average shares outstanding:	24,443,665	19,930,862	19,043,248

Pro forma net income per share attributable to common shareholders:
Basic	$1.03	$0.98	$0.64

Diluted	$0.98	$0.90	$0.58

Note 4 – Fair Value Measurements

ASC 820, Fair Value Measurement (ASC 820), defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

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

The Company’s cash consists of bank deposits. The Company’s cash equivalents measured at fair value as of December 31, 2012 consist of money market mutual funds. The Company’s short-term marketable securities measured at fair value as of December 31, 2011 consisted of domestic certificates of deposits at various banks and treasury notes. The Company determines the fair value of these financial assets using Level I inputs.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

A summary of financial assets measured at fair value on a recurring basis is as follows:

	December 31, 2012			December 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents
Money market mutual fund	$16,164	$—	$—	$—	$—	$—
Short-term marketable securities
Certificates of deposit and treasury notes	—	—	—	250	—	—

Total	$16,164	$—	$—	$250	$—	$—

Note 5 – Marketable Securities

The Company invests in short-term and long-term agency, municipal, corporate commercial paper and other debt securities. The securities are categorized as held-to-maturity and are recorded at amortized cost. Categorization as held-to-maturity is based on the Company’s ability and intent to hold these securities to maturity. Information regarding the Company’s short-term and long-term marketable securities as of December 31, 2012 is as follows:

	December 31, 2012
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities	$23,011	$2	$(4)	$23,009
Corporate debt securities	14,675	18	(14)	14,679
Commercial paper	1,500	—	—	1,500
U.S. municipal securities	17,971	3	(12)	17,962
Certificates of deposit/time deposits	4,945	3	(1)	4,947

Total marketable securities	$62,102	$26	$(31)	$62,097

Fair values for the U.S. government agency and corporate debt securities are primarily determined based on quoted market prices (Level 1). Fair values for the U.S. municipal securities, certificates of deposit and commercial paper are primarily determined using dealer quotes or quoted market prices for similar securities (Level 2).

The Company tests for other than temporary losses on a quarterly basis and has considered the unrealized losses indicated above to be temporary in nature. The investment policy adopted by the Company dictates that only investments in quality, highly rated debt securities are permitted. Those unrealized losses displayed above are the result of macroeconomic factors and are not indicative of the quality of the underlying security nor the issuer’s ability to pay its debt. The Company intends, and has the ability, to hold the investments to maturity and recover the full principal.

Classification of marketable securities as current or non-current is based upon the security’s maturity date as of the date of these financial statements.

The December 31, 2012 balance of held-to-maturity debt securities by contractual maturity is shown in the following table at amortized cost. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

December 31,
(in thousands)	2012
Due in one year or less	$25,137
Due after one year through five years	36,965

Total marketable securities	$62,102

Note 6 – Property and Equipment

Property and equipment consists of the following:

	December 31,
(in thousands)	2012	2011
Land	$2,830	$2,830
Buildings and improvements	13,114	8,794
Machinery and equipment	39,209	28,178
Computer hardware and software	5,019	4,102
Leasehold improvements	2,921	1,811
Construction in progress	1,903	2,521
Capital leases	1,512	1,493

	66,508	49,729
Accumulated depreciation and amortization	(21,192)	(15,480)

Property and equipment, net	$45,316	$34,249

Depreciation and amortization expense for the years ended December 31, 2012, 2011 and 2010 was $6.1 million, $4.3 million and $3.5 million, respectively.

During 2010, the Company determined that certain equipment held by Proto Labs G.K. was impaired. This resulted in an impairment charge of $0.8 million for the year ended December 31, 2010.

Note 7 – Inventory

Inventory consists primarily of raw materials, which are recorded at the lower of cost or market using the average-cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.

The Company’s inventory consists of the following:

	December 31,
(in thousands)	2012	2011
Raw materials	$4,174	$3,463
Work in process	530	418

Total inventory	4,704	3,881
Allowance for obsolescence	(85)	(84)

Inventory, net of allowance	$4,619	$3,797

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Note 8 – Financing Obligations

The Company’s debt consists of the following:

	December 31,
(in thousands)	2012	2011
Various obligations under capital leases, with interest rates from 4.5% to 7.4%, due in various monthly installments, including interest, through various dates through January 2016, secured by equipment	$629	$1,003
Less current portion	273	390

Long-term obligation	$356	$613

Maturities on long-term debt obligations at December 31, 2012 are as follows:

Years Ending December 31,
(in thousands)
2013	$273
2014	200
2015	146
2016	10

$629

The Company has a revolving line of credit expiring September 30, 2013, if not renewed. Under this revolving line of credit, the Company can borrow a maximum amount of $10 million at an interest rate equal to LIBOR plus 1.5% (1.75% on December 31, 2012). The revolving line of credit is secured by substantially all assets of the Company. The revolving line of credit includes a covenant limiting investments in foreign subsidiaries exceeding $10 million and includes certain financial thresholds such as net income and tangible net worth. As of December 31, 2012, there were no advances outstanding under the revolving line of credit and the Company was in compliance with all terms and conditions of the revolving line of credit.

Note 9 – Employee Benefit Plans

The Company maintains a 401(k) retirement plan that covers most of its employees. Under the plan, a full-time or regular part-time (over 20 hours/week) employee becomes a participant after completing six months of employment. Employees may elect to contribute up to 50 percent of regular gross pay, subject to federal law limits on the dollar amount that participants may contribute to the plan, each calendar year. The Company matches part of the employee contributions and may make a discretionary contribution to the plan. Total employer contributions were approximately $0.5 million for the year ended December 31, 2012, $0.4 million for the year ended December 31, 2011 and $0.3 million for the year ended December 31, 2010.

The Company also sponsors a defined contribution retirement plan that covers the employees of Proto Labs Limited. Total employer contributions were immaterial for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 10 – Stock-Based Compensation

The Company has two equity incentive plans: the 2000 Stock Option Plan (2000 Plan) and the 2012 Long-Term Incentive Plan (2012 Plan). Upon the adoption of the 2012 Plan on February 21, 2012, all shares that were reserved under the 2000 Plan but not issued were assumed by the 2012 Plan. No additional shares will be issued under the 2000

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Plan. Under the 2012 Plan, the Company has the ability to grant stock options, stock appreciation rights (SARs), restricted stock, stock units, other stock-based awards and cash incentive awards. Awards under the 2012 Plan will have a maximum term of ten years from the date of grant. The compensation committee of the Board of Directors may provide that the vesting or payment of any award will be subject to the attainment of specified performance measures in addition to the satisfaction of any continued service requirements, and the compensation committee will determine whether such measures have been achieved. The per share exercise price of stock options and SARs granted under the 2012 Plan generally may not be less than the fair market value of a share of our common stock on the date of the grant.

The Company’s 2012 Employee Stock Purchase Plan (ESPP) became effective on February 23, 2012. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15 percent of their eligible compensation, subject to plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85 percent of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. Due to the timing of the IPO, the initial offering period under the ESPP was approximately eight-and-a-half months from the offering date of February 23, 2012 ending on November 15, 2012.

The Company determines its stock-based compensation in accordance with ASC 718, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors based on fair value.

Determining the appropriate fair value model and calculating the fair value of stock option grants requires the input of highly subjective assumptions. The Company uses the Black-Scholes option pricing model to value its stock option awards. Stock-based compensation expense is calculated using the Company’s best estimates, which involve inherent uncertainties and the application of management’s judgment. Significant estimates include its expected term, fair value of Company common stock, stock price volatility and forfeiture rates.

The expected term represents the weighted average period that the Company’s stock options are expected to be outstanding. The expected term is based on the observed and expected time to post-vesting exercise of options by employees and non-employee directors and considers the impact of post-vesting award forfeitures. Prior to its IPO, the Company estimated the fair value of its common stock using the assistance of an independent third-party valuation specialist using the income and market approach. As the Company operated as a private company with a limited market for its stock from the Company’s inception to the completion of its IPO on February 29, 2012, the Company based its assumptions on the volatility of stock price using outside valuation services and an estimate of the volatility of its common stock based on volatility of a peer group of comparable publicly traded companies for which historical information is available. The Company bases the risk-free interest rate that it uses in the Black-Scholes option pricing model on U.S. Treasury instruments with maturities similar to the expected term of the award being valued. The Company has never paid and does not anticipate paying, any cash dividends in the foreseeable future and, therefore, the Company uses an expected dividend yield of zero in the option pricing model. In order to properly attribute compensation expense, the Company is required to estimate pre-vesting forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting forfeitures and record stock-based compensation expense for those awards that are expected to vest. If the Company’s actual forfeiture rate is materially different from its estimate, stock-based compensation expense could be significantly different from what has been recorded. The Company allocates stock-based compensation expense on a straight-line basis over the requisite service period.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

The following table summarizes stock-based compensation expense for the years ended December 31, 2012, 2011 and 2010, respectively:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Cost of revenue	$335	$78	$39
Operating expenses:
Marketing and sales	418	215	84
Research and development	486	274	73
General and administrative	1,800	563	135

Total stock-based compensation expense	3,039	1,130	331
Income tax benefits	(844)	(338)	(56)

Total stock-based compensation expense, net of tax	$2,195	$792	$275

The following table provides the assumptions used in the Black-Scholes option pricing model for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Risk-free interest rate	0.95 - 1.16%	3.68%	3.35%
Expected life (years)	5.5 - 6.5	5	10
Expected volatility	53.00 - 53.14%	47.32%	38.05%
Expected dividend yield	0%	0%	0%
Weighted average grant date fair value	$ 14.79	$8.99	$4.27

The following table summarizes stock option activity and the weighted average exercise price for the years ended December 31, 2012, 2011 and 2010:

	Stock Options	Weighted- Average Exercise Price
Options outstanding at January 1, 2010	2,080,666	$1.83
Granted	658,000	7.86
Exercised	(615,328)	0.09
Cancelled	(84,000)	4.02

Options outstanding at December 31, 2010	2,039,338	5.25
Granted	224,000	20.07
Exercised	(164,038)	0.29
Cancelled	—	—

Options outstanding at December 31, 2011	2,099,300	6.18
Granted	259,800	28.67
Exercised	(667,243)	2.41
Cancelled	(500)	30.58

Options outstanding at December 31, 2012	1,691,357	$11.11

Exercisable at December 31, 2012	802,990	$5.91

Proto Labs, Inc.

Notes to Consolidated Financial Statements

The outstanding options generally have a term of 10 years. For employees, options that have been granted become exercisable ratably over the vesting period, which is generally a 5-year period, beginning on the first anniversary of the grant date, subject to the employee’s continuing service to the Company. For directors, options generally become exercisable in full on the first anniversary of the grant date.

The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $19.6 million, $2.5 million and $3.4 million, respectively. The aggregate intrinsic value represents the cumulative difference between the fair market value of the underlying common stock and the option exercise prices.

For options outstanding at December 31, 2012, the weighted-average remaining contractual term was 7.0 years and the aggregate intrinsic value was $47.9 million. For options exercisable at December 31, 2012, the weighted-average remaining contractual term was 5.5 years and the aggregate intrinsic value was $26.9 million. Refer to the table below for additional information.

The following table summarizes information about stock options outstanding at December 31, 2012:

	Options Outstanding, Vested and Expected to Vest			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$0.50 to $1.79	162,850	2.17	$1.12	162,850	$1.12
$2.66 to $5.00	283,852	4.30	3.53	255,852	3.40
$5.56	127,005	6.34	5.56	62,605	5.56
$7.86	635,750	7.97	7.86	254,950	7.86
$16.00 to $20.07	264,600	8.58	19.42	66,733	20.07
$30.58 to $36.41	217,300	9.40	31.12	—	—

The fair value of share-based payment transactions is recognized in the statements of comprehensive income. As of December 31, 2012, there was $5.6 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 2.7 years. The total fair value of options vested was $1.3 million, $5.6 million and $1.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The following table presents the assumptions used to estimate the fair value of the ESPP during the year ended December 31, 2012:

Year ended December 31, 2012
Risk-free interest rate	0.13 - 0.16%
Expected life (months)	6 - 8.5
Expected volatility	53.00 - 53.14%
Expected dividend yield	0%

Note 11 – Commitments

The Company leases property from third parties. The Company leases a portion of its U.S. facilities, and the lease term expires in July 2017. The Company leases office and manufacturing space in the United Kingdom, and the initial term expires in February 2016. The Company leases an office and manufacturing space in Japan, and the initial term expires in November 2021. The Company has the ability to terminate this lease, with no penalty, upon six months’ notice.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

As a condition of the lease of the UK facility, the Company received a rent holiday for the full year of 2011. The expense related to the full term of the lease is being recognized on a straight-line basis in accordance with ASC 840, Leases (ASC 840).

In addition to those property leases described above, the Company has acquired capital equipment under capital leases.

Future minimum commitments under non-cancelable leases at December 31, 2012, are as follows:

Years Ending December 31,	Capital Leases	Operating Leases
(in thousands)
2013	$311	$1,289
2014	217	1,262
2015	151	1,255
2016	11	723
2017	—	544
After 2017	—	2,059

Total future minimum lease payments	690	$7,132

Less interest cost	61

Net present value of minimum lease payments	$629

Rental expense was approximately $1.3 million, $0.8 million and $0.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 12 – Income Taxes

The Company is subject to income tax in multiple jurisdictions and the use of estimates is required to determine the provision for income taxes. For the years ended December 31, 2012, 2011 and 2010 the Company recorded an income tax provision of $10.9 million, $8.8 million, and $4.8 million, respectively. The income tax provision is based on the estimated annual effective tax rate for the year applied to pre-tax income. The effective income tax rate for the years ended December 31, 2012, 2011, and 2010 was 31.3 percent, 32.8 percent, and 30.3 percent, respectively.

The provision for income taxes is based on income (loss) before income taxes reported for financial statement purposes. The components of income (loss) before income taxes are as follows:

	Year Ended December 31,
(in thousands)	2012	2011	2010
United States	$34,653	$26,699	$17,073
International	316	56	(1,360)

Total	$34,969	$26,755	$15,713

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Significant components of the provision for income taxes for the following periods are as follows:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Current:
Federal	$10,288	$5,561	$3,493
State	217	291	185
Foreign	761	700	528
Deferred
Federal	(398)	2,211	627
State	65	9	8
Foreign	(1,060)	(1,018)	(1,227)
Valuation Allowance	1,071	1,029	1,148

Total	$10,944	$8,783	$4,762

A reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2012	2011	2010
Federal tax statutory rate	35.0%	35.0%	34.0%
State tax (net of federal benefit)	0.8	0.7	1.0
Qualified subsidiary election	(3.5)	(3.8)	(11.0)
Research and development credit	(0.4)	(0.3)	(0.9)
Valuation allowance against deferred tax assets	3.5	3.8	7.3
Foreign rate differential	(1.1)	(0.7)	(1.7)
Tax reserves	0.0	0.0	2.3
Domestic manufacturing deduction	(2.9)	(1.7)	(1.9)
Provision to return	(0.1)	(0.1)	0.5
Miscellaneous	0.0	(0.1)	0.7

Total	31.3%	32.8%	30.3%

On January 2, 2013, the American Taxpayer Relief Act of 2012 (the Act) was signed into law. Included in the Act was the extension of the research and development credit for years 2012 and 2013. As the Act was enacted during 2013, the impacts of this law are not included in the 2012 financial results; the amount of research and development credit presented in the table above relates to state credits only. The Company anticipates a beneficial impact on the effective tax rate in 2013 for both the 2012 and 2013 research and development credit.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Significant components of deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2012	2011
Deferred tax assets:
Accrued expenses	$251	$151
Warrants and stock options	963	353
Intangibles	117	110
Inventories	114	127
Net operating loss	4,565	3,270
Less valuation allowance	(4,341)	(3,270)

Total deferred tax assets	1,669	741
Deferred tax liabilities:
Depreciation	(4,406)	(4,061)

Total deferred tax liabilities	(4,406)	(4,061)

Net deferred tax liability	$(2,737)	$(3,320)

The Company has recorded no U.S. deferred taxes related to the undistributed earnings of its non-U.S. subsidiaries as of December 31, 2012. Such amounts are intended to be reinvested outside of the United States indefinitely. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings. At December 31, 2012, 2011 and 2010, the Company had accumulated undistributed earnings in non-U.S. subsidiaries of $6.4 million, $3.6 million and $1.7 million, respectively.

The valuation allowances established for foreign subsidiaries are due to lack of sufficient positive evidence to realize the deferred tax assets associated with the net operating losses. At December 31, 2012, 2011 and 2010, the Company has operating loss carry forwards of $11.2 million, $8.0 million, and $5.5 million, respectively, which expire at various times beginning in 2013 through 2019. The Company has established a valuation allowance against these net operating loss carry forwards as it does not believe they will be realizable before expiration. Of these net operating loss carry forwards, $5.7 million have been recognized as a benefit in the U.S. based on a qualified subsidiary election.

The Company has liabilities related to unrecognized tax benefits totaling $0.4 million at December 31, 2012 and 2011, respectively, that if recognized would result in a reduction of the Company’s effective tax rate. The liabilities are classified as other long-term liabilities in the accompanying consolidated balance sheets. The Company does not anticipate that total unrecognized tax benefits will materially change in the next twelve months. The Company recognizes interest and penalties related to income tax matters in income tax expense, and reports the liability in current or long-term income taxes payable as appropriate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2012	2011
Balance at beginning of period	$402	$392
Additions for tax positions of prior years	10	10

Balance at period end	$412	$402

Proto Labs, Inc.

Notes to Consolidated Financial Statements

13 – Warrants

At December 31, 2010 the Company had issued and outstanding fully vested warrants for the purchase of up to 1,526,182 shares of common stock at an exercise price of $0.33 per share and for the purchase of up to 105,000 shares at an exercise price of $1.79 per share. These warrants were held by two executive officers. During 2011, all of the warrants with an exercise price of $0.33 per share were exercised, resulting in the issuance of 1,526,182 shares of common stock. During 2012, all of the warrants outstanding with an exercise price of $1.79 per share were exercised, resulting in the issuance of 105,000 shares of common stock. No common stock warrants remained outstanding at December 31, 2012.

14 – Redeemable Convertible Preferred Stock and Redeemable Common Stock

In August 2008, the Company sold 427,985 shares of redeemable convertible preferred stock. Upon completion of its IPO in February 2012, these shares were converted to common stock. Refer to Note 2 for additional information.

During 2008, the Company executed an Investors’ Rights Agreement with certain investors that supplements the Stock Purchase Agreement executed in 2005. The Investors’ Rights Agreement provides the investors certain rights, including the right to require the Company to redeem the 3,189,648 shares of common stock owned by the investor at the then current fair market value. Upon completion of its IPO in February 2012, these redemption rights expired and the shares of redeemable common stock were converted into common stock.

15 – Litigation

From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business. Although the results of litigation and claims cannot be predicted with certainty, the Company does not believe it is a party to any litigation the outcome of which, if determined adversely, would individually or in the aggregate be reasonably expected to have a material adverse effect on its business.

16 – Segment and Geographic Information

The Company previously reported segments on a geographic basis. In 2012 as the Company’s operations have evolved, the CEO, who is the Company’s chief operating decision maker, began reviewing operating results only at the consolidated level, which is how the CEO makes decisions to operate the business and allocate resources. As a result, the Company has determined that it has only one operating segment, and has revised its historical segment presentation to align with the current year presentation.

The Company’s revenue is derived from two product lines, Protomold injection molding and Firstcut CNC machining. Total revenue by product line is as follows:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Revenue:
Protomold	$90,371	$74,090	$50,690
First Cut	35,620	24,849	14,229

Total revenue	$125,991	$98,939	$64,919

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Revenue to external customers based on the billing location of the end user customer and long-lived assets by geography are as follows:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Revenue:
United States	$94,866	$73,010	$48,059
International	31,125	25,929	16,860

Total revenue	$125,991	$98,939	$64,919

	December 31,
(in thousands)	2012	2011
Long-lived assets:
United States	$37,869	$28,831
International	7,447	5,418

Total long-lived assets	$45,316	$34,249

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective and provided reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time frames specified in the SEC’s rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item with respect to Item 401 relating to executive officers is contained in Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant” and with respect to other information relating to our directors will be set forth in our 2013 Proxy Statement under the caption “Proposal 1 — Election of Directors,” which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

The information required by this item under Item 405 of Regulation S-K is incorporated herein by reference to the section titled “Corporate Governance — Section 16(a) Beneficial Ownership Reporting Compliance” of our 2013 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The information required by this item under Items 407 (c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference to the section titled “Corporate Governance” of our 2013 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

We have adopted a Code of Ethics and Business Conduct that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. The Code of Ethics and Business Conduct is available on our website at www.protolabs.com under the Investors Relations section. We plan to post to our website at the address described above any future amendments or waivers of our Code of Ethics and Business Conduct.

Item 11. Executive Compensation

Information related to this item is incorporated herein by reference to the sections titled “Compensation Discussion and Analysis,” “Corporate Governance — Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” of our 2013 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information related to security ownership required by this item is incorporated herein by reference to the section titled “Security Ownership of Certain Beneficial Owners and Management” of our 2013 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. Information related to our equity compensation plans required by this item is incorporated herein by reference to the section titled “Compensation Discussion and Analysis – Information Regarding Equity-Based Compensation Plans” of our 2013 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference to the sections titled “Corporate Governance — Certain Relationships and Related Party Transactions,” and “Corporate Governance — Director Independence” of our 2013 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference to the section titled “Fees Paid to Independent Registered Public Accounting Firm” of our 2013 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements

See Index to Consolidated Financial Statement at Item 8 herein

2. Financial Statement Schedules

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statement or notes herein.

3. Exhibits

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Proto Labs, Inc.

Date: March 22, 2013	/s/ Bradley A. Cleveland
Bradley A. Cleveland
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 22, 2013	/s/ John R. Judd
John R. Judd
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: March 22, 2013	/s/ Bradley A. Cleveland
Bradley A. Cleveland
President and Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 22, 2013	/s/ John R. Judd
John R. Judd
Chief Financial Officer
(Principal Financial and Accounting Officer)

Chairman of the Board of Directors and Chief Technology Officer:
Lawrence J. Lukis*

Directors:
Matthew Blodgett*
Rainer Gawlick*
John Goodman*
Douglas W. Kohrs*
Margaret A. Loftus*
Brian K. Smith*
Sven A. Wehrwein*

*Bradley A. Cleveland, by signing his name hereto, does hereby sign this document on behalf of each of the above named officers and directors of the registrant pursuant to powers of attorney duly executed by such persons and filed as an exhibit hereto.

Date: March 22, 2013	/s/ Bradley A. Cleveland
Bradley A. Cleveland
President and Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1(1)	Third Amended and Restated Articles of Incorporation of Proto Labs, Inc.

3.2(2)	Amended and Restated By-Laws of Proto Labs, Inc.

4.1(3)	Form of certificate representing common shares of Proto Labs, Inc.

10.1(4)#	2012 Long-Term Incentive Plan

10.2(5)#	Form of Incentive Stock Option Agreement under 2012 Long-Term Incentive Plan

10.3(6)#	Form of Non-Statutory Stock Option Agreement (Directors) under 2012 Long-Term Incentive Plan

10.4(7)#	Form of Non-Statutory Stock Option Agreement (U.S. Employees) under 2012 Long-Term Incentive Plan

10.5(8)#	Form of Non-Statutory Stock Option Agreement (U.K. Employees) under 2012 Long-Term Incentive Plan

10.6(9)#	Employee Stock Purchase Plan

10.7(10)	Stock Subscription Warrant issued to John B. Tumelty

10.8(11)#	2000 Stock Option Plan, as amended

10.9(12)#	Form of Incentive Stock Option Agreement under 2000 Stock Option Plan

10.10(13)#	Form of Non-Statutory Stock Option Agreement (Directors) under 2000 Stock Option Plan

10.11(14)#	Form of Non-Statutory Stock Option Agreement (U.S. Employees) under 2000 Stock Option Plan

10.12(15)#	Form of Non-Statutory Stock Option Agreement (U.S. Employees) under 2000 Stock Option Plan

10.13(16)#	Form of Non-Statutory Stock Option Agreement (U.K. Employees) under 2000 Stock Option Plan

10.14(17)#	Executive Employment Agreement, dated as of June 1, 2011, between Proto Labs, Inc. and John R. Judd

10.15(18)	Amended and Restated Credit Agreement, dated as of September 30, 2011, between Proto Labs, Inc. and Wells Fargo Bank, N.A.

10.16(19)	Amendment, dated as of February 10, 2012, between Proto Labs, Inc., and Lawrence J. Lukis, Protomold Investment Company, LLC and North Bridge Growth Equity I, L.P.

10.17(20)#	Letter Agreement, dated as of September 9, 2010, between Proto Labs, Inc., and Thomas Pang

10.18(21)	Voting Agreement, dated as of August 1, 2008, among Proto Labs, Inc., the Investors named on Schedule A thereto, and the Key Holders named on Schedule B thereto

10.19(22)	Amendment No. 1 to Voting Agreement, dated as of May 31, 2011, among Proto Labs, Inc., North Bridge Growth Equity I, L.P., Protomold Investment Company, LLC, and Lawrence Lukis

10.20(23)	Right of First Refusal and Co-Sale Agreement, dated as of August 1, 2008, among Proto Labs, Inc., the Investors named on Schedule A thereto, and the Key Holders named on Schedule B thereto

10.21(24)	Management Rights Agreement, dated as of August 1, 2008, by Proto Labs, Inc.

10.22(25)	Amended and Restated Investors’ Rights Agreement, dated as of July 19, 2011, among Proto Labs, Inc. and the Investors named on Schedule A thereto

21.1(26)	Subsidiaries of Proto Labs, Inc.

23.1	Consent of Ernst & Young LLP

24.1	Powers of Attorney

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

Exhibit Number	Description of Exhibit

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(2)	Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(3)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(4)	Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(5)	Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(6)	Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(7)	Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(8)	Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(9)	Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(10)	Incorporated by reference to Exhibit 99.7 to the Company’s Registration Statement on Form S-8 (File No. 333-179651), filed with the Commission on February 23, 2012.
(11)	Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(12)	Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(13)	Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(14)	Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(15)	Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(16)	Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(17)	Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(18)	Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on October 26, 2011.
(19)	Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(20)	Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(22)	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.

(23)	Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(24)	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(25)	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(26)	Incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
#	Indicates management contract or compensatory plan or arrangement.
*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
**	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.