Form 10-Q
period 2013-03-31
Proto Labs Inc
filed 2013-05-08
CIK 1443669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Reulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,217,056 shares of Common Stock, par value $0.001 per share, were outstanding at May 1, 2013.

Proto Labs, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Proto Labs, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$27,929	$36,759
Short-term marketable securities	35,695	25,137
Accounts receivable, net of allowance for doubtful accounts of $142 and $154 as of March 31, 2013 and December 31, 2012, respectively	17,468	15,791
Inventory	4,717	4,619
Prepaid expenses and other current assets	4,774	5,364
Income taxes receivable	3,203	1,877
Deferred tax assets	446	609

Total current assets	94,232	90,156
Property and equipment, net	45,629	45,316
Long-term marketable securities	48,877	36,965
Other assets	262	285

Total assets	$189,000	$172,722

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$5,759	$4,758
Accrued compensation	7,468	5,995
Accrued liabilities and other	574	513
Current portion of long-term debt obligations	209	273

Total current liabilities	14,010	11,539
Long-term deferred tax liabilities	3,346	3,346
Long-term debt obligations	287	356
Other long-term liabilities	728	782

Total liabilities	18,371	16,023
Shareholders’ equity
Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding 0 shares as of March 31, 2013 and December 31, 2012, respectively	—	—
Common stock, $0.001 par value, authorized 150,000,000 shares; issued and outstanding 25,170,856 and 24,803,640 shares as of March 31, 2013 and December 31, 2012, respectively	26	25
Additional paid in capital	153,581	147,032
Retained earnings	18,857	10,570
Accumulated other comprehensive income (loss)	(1,835)	(928)

Total shareholders’ equity	170,629	156,699

Total liabilities and shareholders’ equity	$189,000	$172,722

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Statements of Operations:
Revenue	$37,313	$29,970
Cost of revenue	14,034	12,243

Gross profit	23,279	17,727
Operating expenses
Marketing and sales	5,263	4,441
Research and development	2,628	1,660
General and administrative	3,994	3,988

Total operating expenses	11,885	10,089

Income from operations	11,394	7,638
Other income (expense), net	3	(577)

Income before income taxes	11,397	7,061
Provision for income taxes	3,110	2,279

Net income	$8,287	$4,782

Net income per share:
Basic	$0.33	$0.23

Diluted	$0.32	$0.22

Shares used to compute net income per share:
Basic	25,014,907	20,934,948
Diluted	25,645,744	22,226,356
Comprehensive income	$7,380	$5,240

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Operating activities
Net income	$8,287	$4,782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,734	1,328
Stock-based compensation expense	865	850
Deferred taxes	148	—
Excess tax benefit from stock-based compensation	(4,067)	—
Amortization of held-to-maturity securities	304	—
Changes in operating assets and liabilities:
Accounts receivable	(1,929)	(3,180)
Inventories	(183)	(100)
Prepaid expenses and other	393	29
Income taxes	2,719	1,991
Accounts payable	1,115	1,344
Accrued liabilities and other	1,759	367

Net cash provided by operating activities	11,145	7,411

Investing activities
Purchases of property and equipment	(2,548)	(8,264)
Purchases of marketable securities	(41,088)	—
Proceeds from maturities of marketable securities	18,313	250

Net cash used in investing activities	(25,323)	(8,014)

Financing activities
Proceeds from initial public offering, net of offering costs	—	71,675
Payments on debt	(92)	(94)
Proceeds from exercises of warrants and stock options	1,619	30
Excess tax benefit from stock-based compensation	4,067	—

Net cash provided by financing activities	5,594	71,611

Effect of exchange rate changes on cash and cash equivalents	(246)	536

Net increase (decrease) in cash and cash equivalents	(8,830)	71,544
Cash and cash equivalents, beginning of period	36,759	8,135

Cash and cash equivalents, end of period	$27,929	$79,679

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

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. For further information, refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission (SEC) on March 22, 2013.

The accompanying Consolidated Balance Sheet as of December 31, 2012 was derived from the audited Consolidated Financial Statements but does not include all disclosures required by U.S. GAAP for a full set of financial statements. This Form 10-Q should be read in conjunction with the Company’s Consolidated Financial Statements and Notes included in the Annual Report on Form 10-K filed on March 22, 2013 as referenced above.

Note 2 — Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). This accounting update generally requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, the accounting update requires entities to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendment applies to public and nonpublic companies and is to be applied prospectively. For public entities, the amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted this accounting guidance effective January 1, 2013. The adoption of ASU 2013-02 did not have a material impact on the Company’s financial statements.

Note 3 — Net Income per Common Share

Basic net income per share is computed based on the weighted-average number of common shares outstanding. Diluted net income per share is computed based on the weighted-average number of common shares outstanding, increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares. Potentially dilutive shares of common stock include stock options granted under stock-based compensation plans and shares committed to be purchased under the employee stock purchase plan.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended
	March 31,
(in thousands, except share and per share amounts)	2013	2012
Net income	$8,287	$4,782
Basic—weighted-average shares outstanding:	25,014,907	20,934,948
Effect of dilutive securities:
Employee stock options, warrants and other	630,837	1,291,408

Diluted—weighted-average shares outstanding:	25,645,744	22,226,356

Net income per share:
Basic	$0.33	$0.23

Diluted	$0.32	$0.22

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

The Company’s cash consists of bank deposits. The Company’s cash equivalents measured at fair value consist of money market mutual funds. The Company determines the fair value of these investments using Level 1 inputs.

A summary of financial assets as of March 31, 2013 and December 31, 2012 measured at fair value on a recurring basis follows:

	March 31, 2013			December 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents
Money market mutual fund	$5,206	$—	$—	$16,164	$—	$—

Total	$5,206	$—	$—	$16,164	$—	$—

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 5 — Marketable Securities

The Company invests in short-term and long-term agency, municipal, corporate, commercial paper and other debt securities. The securities are categorized as held-to-maturity and are recorded at amortized cost. Categorization as held-to-maturity is based on the Company’s ability and intent to hold these securities to maturity. Information regarding the Company’s short-term and long-term marketable securities as of March 31, 2013 and December 31, 2012 is as follows:

	March 31, 2013
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities	$23,714	$8	$(5)	$23,717
Corporate debt securities	23,767	29	(28)	23,768
Commercial paper	5,493	—	(13)	5,480
U.S. municipal securities	26,901	10	(14)	26,897
Certificates of deposit/time deposits	4,697	8	(1)	4,704

Total marketable securities	$84,572	$55	$(61)	$84,566

	December 31, 2012
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities	$23,011	$2	$(4)	$23,009
Corporate debt securities	14,675	18	(14)	14,679
Commercial paper	1,500	—	—	1,500
U.S. municipal securities	17,971	3	(12)	17,962
Certificates of deposit/time deposits	4,945	3	(1)	4,947

Total marketable securities	$62,102	$26	$(31)	$62,097

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

The March 31, 2013 balance of held-to-maturity debt securities by contractual maturity is shown in the following table at amortized cost. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

March 31,
(in thousands)	2013
Due in one year or less	$35,695
Due after one year through five years	48,877

Total marketable securities	$84,572

Note 6 — Inventory

Inventory consists primarily of raw materials, which are recorded at the lower of cost or market using the average-cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.

The Company’s inventory consists of the following:

	March 31,	December 31,
(in thousands)	2013	2012
Raw materials	$4,393	$4,174
Work in process	425	530

Total Inventory	4,818	4,704
Allowance for obsolescence	(101)	(85)

Inventory, net of allowance	$4,717	$4,619

Note 7 — Stock-Based Compensation

Under the 2012 Long-Term Incentive Plan (2012 Plan), as discussed in the 2012 Annual Report on Form 10-K, the Company has the ability to grant stock options, stock appreciation rights (SARs), restricted stock, stock units, other stock-based awards and cash incentive awards. Awards under the 2012 Plan will have a maximum term of ten years from the date of grant. The compensation committee may provide that the vesting or payment of any award will be subject to the attainment of specified performance measures in addition to the satisfaction of any continued service requirements and the compensation committee will determine whether such measures have been achieved. The per share exercise price of stock options and SARs granted under the 2012 Plan generally may not be less than the fair market value of a share of our common stock on the date of the grant.

Employee Stock Purchase Plan

The Company’s 2012 Employee Stock Purchase Plan (ESPP), as discussed in the 2012 Annual Report on Form 10-K, allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15 percent of their eligible compensation, subject to plan limitations. The ESPP provides for six-month offering periods ending May 15 and November 15, respectively. At the end of each offering period, employees are able to purchase shares at 85 percent of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Stock-Based Compensation Expense

Stock-based compensation expense was $0.9 million for each of the three months ended March 31, 2013 and 2012, respectively.

Stock Options

A summary of stock option activity for the three months ended March 31, 2013 is as follows:

		Weighted-
		Average
	Stock Options	Exercise Price
Options outstanding at December 31, 2012	1,691,357	$11.11
Granted	125,325	47.08
Exercised	(351,216)	4.60
Cancelled	(250)	30.58

Options outstanding at March 31, 2013	1,465,216	$15.74

Exercisable at March 31, 2013	491,674	$7.07

The outstanding options generally have a term of ten years. For employees, options granted become exercisable ratably over the vesting period, which is generally a five-year period beginning on the first anniversary of the grant date, subject to the employee’s continuing service to the Company. For directors, options generally become exercisable in full on the first anniversary of the grant date.

The weighted-average grant date fair value of options that were granted for the three months ended March 31, 2013 was $24.74.

The following table provides the assumptions used in the Black-Scholes pricing model valuation of options:

	Three months ended March 31,
	2013	2012
Risk-free interest rate	1.27%	1.16%
Expected life (years)	6.50	6.25
Expected volatility	53.54%	53.00%
Expected dividend yield	0%	0%

As of March 31, 2013, there was $7.7 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.9 years.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Employee Stock Purchase Plan

The following table presents the assumptions used to estimate the fair value of the ESPP during the three months ended March 31, 2013 and 2012, respectively:

	Three months ended March 31,
	2013	2012
Risk-free interest rate	0.13%	0.16%
Expected life (months)	6.0	8.5
Expected volatility	53.14%	53.00%
Expected dividend yield	0%	0%

Note 8 — Accumulated Other Comprehensive Income

Other comprehensive income (loss) is comprised entirely of foreign currency translation adjustments. The following table presents the changes in accumulated other comprehensive income balances during the three months ended March 31, 2013 and 2012, respectively:

	Three Months Ended
	March 31,
(in thousands)	2013	2012
Foreign currency translation adjustment, net of tax
Balance at beginning of period	$(928)	$(738)
Other comprehensive income before reclassifications	(907)	458
Amounts reclassified from accumulated other comprehensive income	—	—

Net current-period other comprehensive income	(907)	458

Balance at end of period	$(1,835)	$(280)

Note 9 — Income Taxes

The Company is subject to income tax in multiple jurisdictions and the use of estimates is required to determine the provision for income taxes. For the three months ended March 31, 2013 and 2012 the Company recorded an income tax provision of $3.1 million and $2.3 million, respectively. The income tax provision is based on the estimated annual effective tax rate for the year applied to pre-tax income. The effective income tax rate for the three months ended March 31, 2013 was 27.3 percent compared with 32.3 percent in the same period of the prior year.

The effective income tax rate for the three months ended March 31, 2013 differs from the U.S. federal statutory rate of 35 percent primarily due to the components of income, particularly as it relates to the federal research and development credit. On January 2, 2013, the American Taxpayer Relief Act of 2012 (the Act) was signed into law. Included in the Act was the extension of the research and development credit for years 2012 and 2013. As the Act was enacted during 2013, the federal portion of the 2012 research and development credit was recognized in the first quarter of 2013. As a result, during the three months ended March 31, 2013, the Company recorded a tax benefit of $0.3 million, which translated to an effective income tax rate reduction of 3.0 percent, related to the federal research and development credit for 2012.

The Company has liabilities related to unrecognized tax benefits totaling $0.4 million at March, 2013 and December 31, 2012 that, if recognized, would result in a reduction of the Company’s effective tax rate. There were no material adjustments to the unrecorded tax benefits during the three months ended March 31, 2012, and the Company does not anticipate that total unrecognized tax benefits will materially change in the next twelve months. The Company recognizes interest and penalties related to income tax matters in income tax expense, and reports the liability in current or long-term income taxes payable as appropriate.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 10 — Revenue and Geographic Information

The Company’s revenue is derived from its Protomold injection molding and Firstcut computer numerical control (CNC) machining product lines. Total revenue by product line is as follows:

	Three Months Ended March 31,
(in thousands)	2013	2012
Revenue:
Protomold	$26,880	$21,793
First Cut	10,433	8,177

Total revenue	$37,313	$29,970

Revenue to external customers based on the billing location of the end user customer and long-lived assets by geographic region are as follows:

	Three months ended March 31,
(in thousands)	2013	2012
Revenue:
United States	$28,148	$22,175
International	9,165	7,795

Total revenue	$37,313	$29,970

	March 31,	December 31,
(in thousands)	2013	2012
Long-lived assets:
United States	$38,253	$37,869
International	7,376	7,447

Total long-lived assets	$45,629	$45,316

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 11 — Twelve-Month Statements of Comprehensive Income

Pursuant to Section 11(A) of the Securities Act of 1933 and Rule 158 promulgated thereunder, the following are unaudited quarterly and twelve-month statements of comprehensive income for the period from April 1, 2012 through March 31, 2013:

	Three Months Ended				Twelve Months Ended
(in thousands, except per share amounts)	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013	March 31, 2013
Consolidated Statements of Comprehensive Income Data:
Revenue	$29,951	$32,454	$33,616	$37,313	$133,334
Cost of revenue	12,239	12,760	12,611	14,034	51,644

Gross profit	17,712	19,694	21,005	23,279	81,690
Operating expenses:
Marketing and sales	4,557	4,442	4,658	5,263	18,920
Research and development	2,401	2,561	2,515	2,628	10,105
General and administrative	3,288	3,118	3,564	3,994	13,964

Total operating expenses	10,246	10,121	10,737	11,885	42,989

Income from operations	7,466	9,573	10,268	11,394	38,701
Other income (expense), net	173	314	114	3	604

Income before income taxes	7,639	9,887	10,382	11,397	39,305
Provision for income taxes	2,493	3,185	2,987	3,110	11,775

Net income	$5,146	$6,702	$7,395	$8,287	$27,530

Net income per share:
Basic	$0.22	$0.28	$0.30	$0.33	$1.13

Diluted	$0.20	$0.26	$0.29	$0.32	$1.08

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

Statements contained in this report regarding matters that are not historical or current facts are “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve known and unknown risks, uncertainties and other factors which may cause our results to be materially different than those expressed or implied in such statements. Certain of these risk factors and others are described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K as filed with the SEC. Other unknown or unpredictable factors also could have material adverse effects on our future results. We cannot guarantee future results, levels of activity, performance or achievements. Accordingly, you should not place undue reliance on these forward-looking statements. Finally, we expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Overview

We are a leading online and technology-enabled manufacturer of quick-turn CNC-machined and injection-molded custom parts for prototyping and short-run production. We provide “Real Parts, Really Fast” to product developers worldwide, who are under increasing pressure to bring their finished products to market faster than their competition. We believe low-volume manufacturing has historically been an underserved market due to the inefficiencies inherent in the quotation, equipment set-up and non-recurring engineering processes required to produce custom parts. Our proprietary technology eliminates most of the time-consuming and expensive skilled labor conventionally required to quote and manufacture parts in low volumes, and our customers conduct nearly all of their business with us over the Internet. We target our services to the millions of product developers who use three-dimensional computer-aided design (3D CAD) software to design products across a diverse range of end-markets. Our primary manufacturing services currently include Firstcut, which is our CNC machining service, and Protomold, which is our plastic injection molding service.

Key Financial Measures and Trends

Revenue

The Company’s operations are comprised of three geographically-based business units in the United States, Europe and Japan. Revenue within each of our business units is derived from our Firstcut and Protomold services. Firstcut revenue consists of sales of CNC-machined custom parts. Protomold revenue consists of sales of custom injection molds and injection-molded parts. Our historical and current efforts to increase revenue have been directed at gaining new customers and selling to our existing customer base by increasing marketing and selling activities, offering additional services such as the introduction of our Firstcut service in 2007, expanding internationally such as the opening of our Japanese plant in 2009, improving the usability of our services such as our web-centric applications, and expanding the breadth and scope of our products such as by adding more sizes and materials to our offerings. During the three months ended March 31, 2013, we sold our services to approximately 3,500 customer companies from our existing customer base, an increase of 20% over the same period in 2012, and to approximately 700 new customer companies gained during the three months ended March 31, 2013, which remained relatively consistent with the same period in 2012.

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

We define gross profit as our revenue less our cost of revenue, and we define gross margin as gross profit expressed as a percentage of revenue. Our gross profit and gross margin are affected by many factors, including pricing, sales volume and manufacturing costs, the costs associated with increasing production capacity, the mix between domestic and foreign revenue sources and foreign exchange rates.

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

Marketing and sales. Marketing and sales expense consists primarily of employee salaries, benefits, commissions, stock-based compensation, bonuses, marketing programs such as print and pay-per-click advertising, trade shows, direct mail and other related overhead. We expect sales and marketing expense to increase in the future as we increase the number of marketing and sales professionals and marketing programs targeted to increase our customer base.

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

General and administrative. General and administrative expense consists primarily of employee salaries, benefits, stock-based compensation, bonuses, professional service fees related to accounting, tax and legal, and other related overhead. We expect general and administrative expense to increase on an absolute basis and as a percentage of revenue as we continue to grow and expand our operations and develop the infrastructure necessary to operate as a public company. These expenses will include increased audit and legal fees, costs of compliance with securities and other regulations, implementation costs for compliance with the provisions of the Sarbanes-Oxley Act, investor relations expense and higher insurance premiums.

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

	Three Months Ended
	March 31,				Change
(dollars in thousands)	2013		2012		$	%
Revenue	$37,313	100.0%	$29,970	100.0%	$7,343	24.5%
Cost of revenue	14,034	37.6	12,243	40.9	1,791	14.6

Gross profit	23,279	62.4	17,727	59.1	5,552	31.3
Operating expenses:
Marketing and sales	5,263	14.2	4,441	14.8	822	18.5
Research and development	2,628	7.0	1,660	5.5	968	58.3
General and administrative	3,994	10.7	3,988	13.3	6	0.2

Total operating expenses	11,885	31.9	10,089	33.6	1,796	17.8

Income from operations	11,394	30.5	7,638	25.5	3,756	49.2
Other income (expense), net	3	—	(577)	(1.9)	580	100.5

Income before income taxes	11,397	30.5	7,061	23.6	4,336	61.4
Provision for income taxes	3,110	8.3	2,279	7.6	831	36.5

Net income	$8,287	22.2%	$4,782	16.0%	$3,505	73.3%

Stock-based compensation expense included in the statements of operations data above is as follows:

	Three months ended March 31,
(dollars in thousands)	2013	2012
Stock options and grants	$776	$797
Employee stock purchase plan	89	53

Total stock-based compensation expense	$865	$850

Cost of revenue	$71	$45
Operating expenses:
Marketing and sales	150	73
Research and development	173	78
General and administrative	471	654

Total stock-based compensation expense	$865	$850

Comparison of Three Months Ended March 31, 2013 and 2012

Revenue

Revenue by product line and the related changes for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013		2012		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Protomold	$26,880	72.0%	$21,793	72.7%	$5,087	23.3%
First Cut	10,433	28.0	8,177	27.3	2,256	27.6

Total revenue	$37,313	100.0%	$29,970	100.0%	$7,343	24.5%

Revenue by geographic region, based on the billing location of the end customer, is summarized as follows:

	Three Months Ended March 31,
	2013		2012		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
United States	$28,148	75.4%	$22,175	74.0%	$5,973	26.9%
International	9,165	24.6	7,795	26.0	1,370	17.6

Total revenue	$37,313	100.0%	$29,970	100.0%	$7,343	24.5%

Our revenue increased $7.3 million, or 24.5%, for the three months ended March 31, 2013 compared with the same period in 2012. This revenue growth was driven by a 26.9% increase in United States revenue, 17.6% increase in international revenue, 23.3% increase in Protomold revenue and 27.6% increase in Firstcut revenue, in each case for the three months ended March 31, 2013 compared with the same period in 2012. Of our revenue growth, approximately $3.1 million was attributable to sales to approximately 700 new customer companies gained during the three months ended March 31, 2013, and approximately $4.2 million was attributable to sales to approximately 3,500 existing customer companies.

By geographic region in which we operate, our revenue growth was attributable to approximately $2.0 million in sales to approximately 425 new customers and approximately $4.4 million in sales to approximately 2,600 existing customers in the United States; approximately $0.8 million in sales to approximately 200 new customers and approximately $0.1 million in sales to approximately 700 existing customers in Europe; and approximately $0.3 million in sales to approximately 75 new customers offset by a decline of approximately $0.3 million in sales to approximately 200 existing customers in Japan.

Our revenue increases were primarily driven by increases in sales personnel and marketing activities. Our sales personnel focus on gaining new customer accounts and expanding the depth and breadth into existing customer accounts. Our marketing personnel focus on trade show and marketing activities that have proven to result in the greatest number of customer leads to support sales activity. International revenue was negatively impacted by $0.3 million in the three months ended March 31, 2013 compared to the same period in 2012 due to strengthening of the United States dollar relative to certain foreign currencies. The effect of pricing changes on revenue was immaterial for the three months ended March 31, 2013 compared to the same period in 2012.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $1.8 million, or 14.6%, for the three months ended March 31, 2013 compared to the same period in 2012, which was slower than the rate of revenue increase of 24.5% for the three months ended March 31, 2013 compared to the same period in 2012. The increase in cost of revenue was due to raw material and production cost increases of $0.7 million to support increased sales volumes, equipment and facility-related cost increases of $0.4 million and an increase in direct labor headcount resulting in personnel and related cost increases of $0.7 million.

Gross Profit and Gross Margin. Gross profit increased to $23.3 million, or 62.4% of revenues, for the three months ended March 31, 2013 from $17.7 million, or 59.1% of revenues, for the three months ended March 21, 2012 due to increases in revenue offset by the cost of revenue as discussed above. Gross margin increased primarily as a result of efficiencies gained through higher equipment utilization and continually refined manufacturing processes as well as a growth rate in order volume that exceeded capacity expansion through capital equipment acquisition.

Operating Expenses, Other Income (Expense), net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expense increased $0.8 million, or 18.5%, for the three months ended March 31, 2013 compared to the same period in 2012 due primarily to an increase in headcount resulting in personnel and related cost increases of $0.7 million and marketing program cost increases of $0.1 million. The increase in marketing program costs is the result of our focus and concentration on funding those programs which have proven to be the most effective in growing our business. Marketing and sales expense as a percentage of revenue decreased to 14.2% for the three months ended March 31, 2013 from 14.8% during the same period in 2012, primarily due to the fixed nature of certain marketing and sales costs as well as focus on effective marketing spending as previously discussed.

Research and Development. Our research and development expense increased $1.0 million, or 58.3%, for the three months ended March 31, 2013 compared to the same period in 2012 due to an increase in headcount resulting in personnel and related cost increases of $0.4 million, operating cost increases of $0.2 million and professional services of $0.4 million for outside development services.

General and Administrative. Our general and administrative expense of $4.0 million for the three months ended March 31, 2013 was unchanged when compared to the same period in 2012. During the three months ended March 31, 2013, we recorded an increase of $0.3 million in professional services, which was offset by declines in personnel and related costs of $0.1 million and stock-based compensation costs of $0.2 million. The increase in professional service costs is attributable to our becoming a public company during the first quarter of 2012.

Other Income (Expense), net. Other income, net increased $0.6 million for the three months ended March 31, 2013 compared to the same period in 2012 due to changes in foreign currency rates.

Provision for Income Taxes. Our income tax provision increased by $0.8 million to $3.1 million while our effective tax rate decreased by 5.0% to 27.3% for the three months ended March 31, 2013 compared to income tax provision of $2.3 million and effective tax rate of 32.3% for the three months ended March 31, 2012. The decrease in effective tax rate is primarily attributable to the federal research and development credit. On January 2, 2013, the American Taxpayer Relief Act of 2012 (the Act) was signed into law. Included in the Act was the extension of the research and development credit for years 2012 and 2013. As the Act was enacted during 2013, the impact of the 2012 research and development credit to the federal portion of the effective tax rate was recognized in the first quarter of 2013. As a result, we recorded a tax benefit of $0.3 million, which translated to an effective income tax rate reduction of 3.0%, related to the research and development credit for 2012. The remaining decrease in effective tax rate was the result of other individually immaterial fluctuations based on the nature of our operations and mix of revenue earned in the domestic and foreign jurisdictions in which we operate.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(dollars in thousands)	2013	2012
Net cash provided by operating activities	$11,145	$7,411
Net cash used in investing activities	(25,323)	(8,014)
Net cash provided by financing activities	5,594	71,611
Effect of exchange rates on cash and cash equivalents	(246)	536

Net increase (decrease) in cash and cash equivalents	$(8,830)	$71,544

Sources of Liquidity

Historically we have financed our operations and capital expenditures through operations, lease financing and the use of bank loans. In February 2012, we completed the IPO of our common stock, which provided us with $71.5 million of cash, net of underwriting discounts and commissions and offering expenses payable by us. We had cash and cash equivalents of $27.9 million as of March 31, 2013, a decrease of $8.8 million from December 31, 2012. The decrease in our cash was primarily due to investment activity described in Note 5 to the consolidated financial statements.

Cash Flows from Operating Activities

Cash provided by operating activities was $11.1 million for the three months ended March 31, 2013. We had net income of $8.3 million, which included non-cash charges consisting of $1.7 million in depreciation, $0.9 million in stock-based compensation, $0.3 million in amortization of held-to-maturity securities and $0.1 million in deferred taxes, offset by $4.1 million of excess tax benefit on stock-based compensation. Other sources of cash in operating activities totaled $3.9 million, which included an increase in income taxes payable of $2.7 million, increase in accrued liabilities and other of $1.8 million, increase in accounts payable of $1.1 million and a decrease in prepaid expenses and other of $0.4 million, which were partially offset by an increase in accounts receivable of $1.9 million and increase in inventories of $0.2 million. These operating cash increases in accounts receivable, accounts payable, inventories and other reflect increases in revenue and the growth of our business.

Cash generated by operating activities was $7.4 million for the three months ended March 31, 2012. We had net income of $4.8 million, which included noncash charges consisting of $1.3 million in depreciation and $0.9 million in stock-based compensation. Other sources of cash in operating activities totaled $0.4 million, which included an increase in income taxes payable of $2.0 million, an increase in accounts payable of $1.3 million and an increase in accrued liabilities of $0.4 million, which were partially offset by an increase in accounts receivable of $3.2 million and an increase in inventory of $0.1 million. The increase in accounts receivable reflects increases in revenue.

Cash Flows from Investing Activities

Cash used in investing activities was $25.3 million for the three months ended March 31, 2013, consisting of $2.5 million for the purchase of property and equipment and $41.1 million for the purchase of marketable securities, which were partially offset by $18.3 million in proceeds from the maturities and call redemptions of marketable securities.

Cash used in investing activities was $8.0 million for the three months ended March 31, 2012, consisting of $8.3 million for the purchase of property and equipment and a net reduction of short-term investments of $0.3 million.

Cash Flows from Financing Activities

Cash provided by financing activities was $5.6 million for the three months ended March 31, 2013, consisting of excess tax benefit on stock-based compensation of $4.1 million and $1.6 million in proceeds from exercises of stock options, reduced by $0.1 million for payments of debt.

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

Allowance for Doubtful Accounts

We carry our accounts receivable at their invoiced amount less an allowance for doubtful accounts. On a periodic basis, we evaluate our accounts receivable and establish an allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions taking into account the history of write-offs and collections. A receivable is considered past due if payment has not been received within the period agreed upon in the invoice. Accounts receivable are written off after all collection efforts have been exhausted. To date, we have not incurred any write-offs of accounts receivable significantly different than the amounts reserved. We believe appropriate reserves have been established, but they may not be indicative of future write-offs. Our allowance for doubtful accounts as of March 31, 2013 and December 31, 2012 was $0.1 million and $0.2 million, respectively. Our allowance for doubtful accounts has decreased as a percentage of accounts receivable due to improvements in account aging driven by stronger credit policies.

We also record a provision for estimated product returns and allowances in the period in which the related revenue is recorded. This provision against current gross revenue is based principally on historical rates of sales returns.

Inventory Valuation and Inventory Reserves

Inventory consists primarily of raw materials, which are recorded at the lower of cost or market, using the average-cost method, which approximates first-in, first-out, or FIFO, cost. We periodically review our inventory for slow-moving, damaged and discontinued items and provide reserves to reduce such items identified to their recoverable amounts. Our inventory allowance for obsolescence was $0.1 million as of each of March 31, 2013 and December 31, 2012.

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

The Black-Scholes option pricing model requires inputs such as the risk-free interest rate, expected term, expected volatility and expected dividend yield. We base the risk-free interest rate that we use in the Black-Scholes option pricing model on zero coupon U.S. Treasury instruments with maturities similar to the expected term of the award being valued. The expected term represents the weighted-average period that our stock options are expected to be outstanding. The expected term is based on the observed and expected time to post-vesting exercise of options by employees and non-employee directors and considers the impact of post-vesting award forfeitures. Because we operated as a private company with a limited market for our stock from inception to the completion of our IPO in February 2012, we estimate the volatility of our common stock based on volatility of a peer group of comparable publicly traded companies for which historical information is available. We have never paid and do not anticipate paying any cash dividends in the foreseeable future and, therefore, we use an expected dividend yield of zero in the option pricing model. In order to properly attribute compensation expense, we are required to estimate pre-vesting forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest. If our actual forfeiture rate is materially different from our estimate, stock-based compensation expense could be significantly different from what has been recorded.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures are effective and provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time frames specified in the SEC’s rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors we previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit Number	Description of Exhibit

3.1(1)	Third Amended and Restated Articles of Incorporation of Proto Labs, Inc.

3.2(2)	Amended and Restated By-Laws of Proto Labs, Inc.

10.1(3)	Form of U.S. Severance Agreement

10.2	Form of UK Severance Agreement

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012, and incorporated by reference herein.
(3)	Previously filed as Exhibit 99.1 to the Company’s Form 8-K, filed with the Commission on March 1, 2013, and incorporated by reference herein.
*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
**	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Proto Labs, Inc.

Date: May 8, 2013	/s/ Bradley A. Cleveland
Bradley A. Cleveland
President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2013	/s/ John R. Judd
John R. Judd
Chief Financial Officer (Principal Financial Officer)