Form 10-Q
period 2013-06-30
Proto Labs Inc
filed 2013-08-06
CIK 1443669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,335,456 shares of Common Stock, par value $0.001 per share, were outstanding at July 31, 2013.

Proto Labs, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Proto Labs, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$35,446	$36,759
Short-term marketable securities	30,330	25,137
Accounts receivable, net of allowance for doubtful accounts of $158 and $154 as of June 30, 2013 and December 31, 2012, respectively	17,529	15,791
Inventory	4,875	4,619
Prepaid expenses and other current assets	3,454	5,364
Income taxes receivable	4,720	1,877
Deferred tax assets	287	609

Total current assets	96,641	90,156
Property and equipment, net	47,144	45,316
Long-term marketable securities	54,169	36,965
Other assets	246	285

Total assets	$198,200	$172,722

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$5,712	$4,758
Accrued compensation	4,372	5,995
Accrued liabilities and other	623	513
Current portion of long-term debt obligations	180	273

Total current liabilities	10,887	11,539
Long-term deferred tax liabilities	3,346	3,346
Long-term debt obligations	241	356
Other long-term liabilities	700	782

Total liabilities	15,174	16,023
Shareholders’ equity
Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding 0 shares as of June 30, 2013 and December 31, 2012, respectively	—	—
Common stock, $0.001 par value, authorized 150,000,000 shares; issued and outstanding 25,304,743 and 24,803,640 shares as of June 30, 2013 and December 31, 2012, respectively	26	25
Additional paid in capital	157,565	147,032
Retained earnings	27,468	10,570
Accumulated other comprehensive income (loss)	(2,033)	(928)

Total shareholders’ equity	183,026	156,699

Total liabilities and shareholders’ equity	$198,200	$172,722

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Statements of Operations:
Revenue	$39,749	$29,951	$77,062	$59,921
Cost of revenue	14,896	12,239	28,930	24,482

Gross profit	24,853	17,712	48,132	35,439
Operating expenses
Marketing and sales	5,550	4,557	10,813	8,998
Research and development	2,751	2,401	5,379	4,061
General and administrative	3,923	3,288	7,917	7,276

Total operating expenses	12,224	10,246	24,109	20,335

Income from operations	12,629	7,466	24,023	15,104
Other income (expense), net	116	173	119	(404)

Income before income taxes	12,745	7,639	24,142	14,700
Provision for income taxes	4,134	2,493	7,244	4,772

Net income	$8,611	$5,146	$16,898	$9,928

Net income per share:
Basic	$0.34	$0.22	$0.68	$0.44

Diluted	$0.33	$0.20	$0.66	$0.42

Shares used to compute net income per share:
Basic	25,258,932	23,929,886	25,030,283	22,432,415
Diluted	25,850,247	25,280,835	25,627,382	23,743,122
Comprehensive income	$8,413	$4,831	$15,793	$10,071

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Operating activities
Net income	$16,898	$9,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,582	2,768
Stock-based compensation expense	1,736	1,620
Deferred taxes	307	—
Excess tax benefit from stock-based compensation	(5,929)	—
Loss on disposal of property and equipment	59	—
Amortization of held-to-maturity securities	633	24
Changes in operating assets and liabilities:
Accounts receivable	(2,032)	(2,268)
Inventories	(360)	(189)
Prepaid expenses and other	1,715	27
Income taxes	3,066	660
Accounts payable	1,083	(363)
Accrued liabilities and other	(1,310)	(705)

Net cash provided by operating activities	19,448	11,502

Investing activities
Purchases of property and equipment	(6,069)	(12,664)
Purchases of marketable securities	(57,310)	(34,366)
Proceeds from maturities of marketable securities	34,280	250

Net cash used in investing activities	(29,099)	(46,780)

Financing activities
Proceeds from initial public offering, net of offering costs	—	71,530
Payments on debt	(166)	(191)
Proceeds from exercises of warrants and stock options	2,870	37
Excess tax benefit from stock-based compensation	5,929	—

Net cash provided by financing activities	8,633	71,376

Effect of exchange rate changes on cash and cash equivalents	(295)	153

Net increase (decrease) in cash and cash equivalents	(1,313)	36,251
Cash and cash equivalents, beginning of period	36,759	8,135

Cash and cash equivalents, end of period	$35,446	$44,386

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

Certain reclassifications have been made to the Consolidated Statement of Cash Flows for the six month period ending June 30, 2012 to conform to the presentation used in the June 30, 2013 Consolidated Statement of Cash Flows. The reclassifications had no effect on the increase in cash and cash equivalents as previously reported.

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

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share amounts)	2013	2012	2013	2012
Net income	$8,611	$5,146	$16,898	$9,928
Basic—weighted-average shares outstanding:	25,258,932	23,929,886	25,030,283	22,432,415
Effect of dilutive securities:
Employee stock options, warrants and other	591,315	1,350,949	597,099	1,310,707

Diluted—weighted-average shares outstanding:	25,850,247	25,280,835	25,627,382	23,743,122

Net income per share:
Basic	$0.34	$0.22	$0.68	$0.44

Diluted	$0.33	$0.20	$0.66	$0.42

Note 4 – Fair Value Measurements

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

A summary of financial assets as of June 30, 2013 and December 31, 2012 measured at fair value on a recurring basis follows:

	June 30, 2013			December 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents
Money market mutual fund	$14,636	$—	$—	$16,164	$—	$—

Total	$14,636	$—	$—	$16,164	$—	$—

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 5 – Marketable Securities

The Company invests in short-term and long-term agency, municipal, corporate, commercial paper and other debt securities. The securities are categorized as held-to-maturity and are recorded at amortized cost. Categorization as held-to-maturity is based on the Company’s ability and intent to hold these securities to maturity. Information regarding the Company’s short-term and long-term marketable securities as of June 30, 2013 and December 31, 2012 is as follows:

	June 30, 2013
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities	$26,589	$4	$(44)	$26,549
Corporate debt securities	23,631	12	(84)	23,559
Commercial paper	5,497	—	(5)	5,492
U.S. municipal securities	25,821	5	(64)	25,762
Certificates of deposit/time deposits	2,961	6	(6)	2,961

Total marketable securities	$84,499	$27	$(203)	$84,323

	December 31, 2012
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities	$23,011	$2	$(4)	$23,009
Corporate debt securities	14,675	18	(14)	14,679
Commercial paper	1,500	—	—	1,500
U.S. municipal securities	17,971	3	(12)	17,962
Certificates of deposit/time deposits	4,945	3	(1)	4,947

Total marketable securities	$62,102	$26	$(31)	$62,097

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

The June 30, 2013 balance of held-to-maturity debt securities by contractual maturity is shown in the following table at amortized cost. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

June 30,
(in thousands)	2013
Due in one year or less	$30,330
Due after one year through five years	54,169

Total marketable securities	$84,499

Note 6—Inventory

Inventory consists primarily of raw materials, which are recorded at the lower of cost or market using the average-cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.

The Company’s inventory consists of the following:

	June 30,	December 31,
(in thousands)	2013	2012
Raw materials	$4,502	$4,174
Work in process	489	530

Total inventory	4,991	4,704
Allowance for obsolescence	(116)	(85)

Inventory, net of allowance	$4,875	$4,619

Note 7 – Stock-Based Compensation

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

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Stock-Based Compensation Expense

Stock-based compensation expense was $0.9 million and $0.8 million for the three months ended June 30, 2013 and 2012, and $1.7 million and $1.6 million for the six months ended June 30, 2013 and 2012, respectively.

Stock Options

A summary of stock option activity for the six months ended June 30, 2013 is as follows:

		Weighted-
		Average
	Stock Options	Exercise Price
Options outstanding at December 31, 2012	1,691,357	$11.11
Granted	183,615	49.07
Exercised	(466,938)	5.07
Forfeited	(854)	30.58

Options outstanding at June 30, 2013	1,407,180	$18.05

Exercisable at June 30, 2013	556,444	$11.13

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

The weighted-average grant date fair value of options that were granted during the six months ended June 30, 2013 was $25.57.

The following table provides the assumptions used in the Black-Scholes pricing model valuation of options:

	Six Months Ended June 30,
	2013	2012
Risk-free interest rate	1.03 - 1.30%	0.95 - 1.16%
Expected life (years)	5.50 - 6.50	5.50 - 6.50
Expected volatility	53.32 - 53.54%	53.00 - 53.14%
Expected dividend yield	0%	0%

As of June 30, 2013, there was $8.5 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.9 years.

Employee Stock Purchase Plan

The following table presents the assumptions used to estimate the fair value of the ESPP during the six months ended June 30, 2013 and 2012, respectively:

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Risk-free interest rate	0.11 - 0.13%	0.16%
Expected life (months)	6.00	8.50
Expected volatility	53.14 - 53.32%	53.00%
Expected dividend yield	0%	0%

Note 8 – Accumulated Other Comprehensive Income

Other comprehensive income (loss) is comprised entirely of foreign currency translation adjustments. The following table presents the changes in accumulated other comprehensive income balances during the three and six month periods ended June 30, 2013 and 2012, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Foreign currency translation adjustment, net of tax
Balance at beginning of period	$(1,835)	$(280)	$(928)	$(738)
Other comprehensive income before reclassifications	(198)	(315)	(1,105)	143
Amounts reclassified from accumulated other comprehensive income	—	—	—	—

Net current-period other comprehensive income	(198)	(315)	(1,105)	143

Balance at end of period	$(2,033)	$(595)	$(2,033)	$(595)

Note 9—Income Taxes

The Company is subject to income tax in multiple jurisdictions and the use of estimates is required to determine the provision for income taxes. For the three months ended June 30, 2013 and 2012 the Company recorded an income tax provision of $4.1 million and $2.5 million, respectively. For the six months ended June 30, 2013 and 2012 the Company recorded an income tax provision of $7.2 million and $4.8 million, respectively. The income tax provision is based on the estimated annual effective tax rate for the year applied to pre-tax income. The effective income tax rate for the three months ended June 30, 2013 was 32.4 percent compared with 32.6 percent in the same period of the prior year. The effective income tax rate for the six months ended June 30, 2013 was 30.0 percent compared with 32.4 percent in the same period of the prior year.

The effective income tax rate for the three months ended June 30, 2013 differs from the U.S. federal statutory rate of 35 percent primarily due to the components of income. The effective income tax rate for the six months ended June 30, 2013 differs from the U.S. federal statutory rate of 35 percent primarily due to the components of income, particularly as it relates to the federal research and development credit. On January 2, 2013, the American Taxpayer Relief Act of 2012 (the Act) was signed into law, extending the research and development credit for years 2012 and 2013. As the Act was enacted during 2013, the federal portion of the 2012 research and development credit was recognized in the first quarter of 2013. The Company recorded a tax benefit of $0.3 million for the 2012 federal research credit, which translated to an effective income tax rate reduction of 1.4 percent for the six months ended June 30, 2013.

The Company has liabilities related to unrecognized tax benefits totaling $0.4 million at June 30, 2013 and December 31, 2012. There were no material adjustments to the unrecorded tax benefits during the three or six month periods ended June 30, 2013, and the Company does not anticipate that total unrecognized tax benefits will materially change in the next twelve months. The Company recognizes interest and penalties related to income tax matters in income tax expense, and reports the liability in current or long-term income taxes payable as appropriate.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 10—Revenue and Geographic Information

The Company’s revenue is derived from its Protomold injection molding and Firstcut computer numerical control (CNC) machining product lines. Total revenue by product line is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Revenue:
Protomold	$27,924	$21,446	$54,804	$43,239
Firstcut	11,825	8,505	22,258	16,682

Total revenue	$39,749	$29,951	$77,062	$59,921

Revenue to external customers based on the billing location of the end user customer and long-lived assets by geographic region are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Revenue:
United States	$30,106	$22,905	$58,254	$45,080
International	9,643	7,046	18,808	14,841

Total revenue	$39,749	$29,951	$77,062	$59,921

	June 30,	December 31,
(in thousands)	2013	2012
Long-lived assets:
United States	$39,861	$37,869
International	7,283	7,447

Total long-lived assets	$47,144	$45,316

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Overview

We are a leading online and technology-enabled manufacturer of quick-turn CNC-machined and injection-molded custom parts for prototyping and short-run production. We provide “Real Parts, Really Fast” to product developers worldwide, who are under increasing pressure to bring their finished products to market faster than their competition. We believe low-volume manufacturing has historically been an underserved market due to the inefficiencies inherent in the quotation, equipment set-up and non-recurring engineering processes required to produce custom parts. Our proprietary technology eliminates most of the time-consuming and expensive skilled labor conventionally required to quote and manufacture parts in low volumes, and our customers conduct nearly all of their business with us over the Internet. We target our services to the millions of product developers who use three-dimensional computer-aided design (3D CAD) software to design products across a diverse range of end-markets. Our primary manufacturing services currently include Firstcut, which is our CNC machining service, and Protomold, which is our injection molding service.

Key Financial Measures and Trends

Revenue

The Company’s operations are comprised of three geographic business units in the United States, Europe and Japan. Revenue within each of our business units is derived from our Firstcut and Protomold services. Firstcut revenue consists of sales of CNC-machined custom parts. Protomold revenue consists of sales of custom injection molds and injection-molded parts. Our historical and current efforts to increase revenue have been directed at gaining new customers and selling to our existing customer base by increasing marketing and selling activities, offering additional services such as the introduction of our Firstcut service in 2007, expanding internationally such as the opening of our Japanese plant in 2009, improving the usability of our services such as our web-centric applications, and expanding the breadth and scope of our products such as by adding more sizes and materials to our offerings. During the three months ended June 30, 2013, we served approximately 6,900 unique product developers, an increase of 22% over the same period in 2012. During the six months ended June 30, 2013, we served approximately 10,200 unique product developers, an increase of 21% over the same period in 2012.

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

	Three Months Ended June 30,				Change		Six Months Ended June 30,				Change
(dollars in thousands)	2013		2012		$	%	2013		2012		$	%
Revenue	$39,749	100.0%	$29,951	100.0%	$9,798	32.7%	$77,062	100.0%	$59,921	100.0%	$17,141	28.6%
Cost of revenue	14,896	37.5	12,239	40.9	2,657	21.7	28,930	37.5	24,482	40.9	4,448	18.2

Gross profit	24,853	62.5	17,712	59.1	7,141	40.3	48,132	62.5	35,439	59.1	12,693	35.8
Operating expenses:
Marketing and sales	5,550	13.9	4,557	15.2	993	21.8	10,813	14.0	8,998	15.0	1,815	20.2
Research and development	2,751	6.9	2,401	8.0	350	14.6	5,379	7.0	4,061	6.8	1,318	32.5
General and administrative	3,923	9.9	3,288	11.0	635	19.3	7,917	10.3	7,276	12.1	641	8.8

Total operating expenses	12,224	30.7	10,246	34.2	1,978	19.3	24,109	31.3	20,335	33.9	3,774	18.6

Income from operations	12,629	31.8	7,466	24.9	5,163	69.2	24,023	31.2	15,104	25.2	8,919	59.1
Other income (expense), net	116	0.3	173	0.6	(57)	(32.9)	119	0.1	(404)	(0.7)	523	129.5

Income before income taxes	12,745	32.1	7,639	25.5	5,106	66.8	24,142	31.3	14,700	24.5	9,442	64.2
Provision for income taxes	4,134	10.4	2,493	8.3	1,641	65.8	7,244	9.4	4,772	7.9	2,472	51.8

Net income	$8,611	21.7%	$5,146	17.2%	$3,465	67.3%	$16,898	21.9%	$9,928	16.6%	$6,970	70.2%

Stock-based compensation expense included in the statements of operations data above is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Stock options and grants	$778	$612	$1,554	$1,409
Employee stock purchase plan	93	158	182	211

Total stock-based compensation expense	$871	$770	$1,736	$1,620

Cost of revenue	$73	$100	$144	$145
Operating expenses:
Marketing and sales	151	110	301	183
Research and development	181	126	354	204
General and administrative	466	434	937	1,088

Total stock-based compensation expense	$871	$770	$1,736	$1,620

Comparison of Three Months Ended June 30, 2013 and 2012

Revenue

Revenue by product line and the related changes for the three months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,
	2013		2012
		% of Total		% of Total	Change
(dollars in thousands)	$	Revenue	$	Revenue	$	%
Revenue
Protomold	$27,924	70.3%	$21,446	71.6%	$6,478	30.2%
Firstcut	11,825	29.7	8,505	28.4	3,320	39.0

Total revenue	$39,749	100.0%	$29,951	100.0%	$9,798	32.7%

Revenue by geographic region, based on the billing location of the end customer, is summarized as follows:

	Three Months Ended June 30,
	2013		2012
		% of Total		% of Total	Change
(dollars in thousands)	$	Revenue	$	Revenue	$	%
Revenue
United States	$30,106	75.7%	$22,905	76.5%	$7,201	31.4%
International	9,643	24.3	7,046	23.5	2,597	36.9

Total revenue	$39,749	100.0%	$29,951	100.0%	$9,798	32.7%

Our revenue increased $9.8 million, or 32.7%, for the three months ended June 30, 2013 compared with the same period in 2012. This revenue growth was driven by a 31.4% increase in United States revenue, 36.9% increase in international revenue, 30.2% increase in Protomold revenue and 39.0% increase in Firstcut revenue, in each case for the three months ended June 30, 2013 compared with the same period in 2012.

Our revenue growth in the three months ended June 30, 2013 was the result of increased volume and spending of the product developers we served. During the three months ended June 30, 2013, we served approximately 6,900 unique product developers, an increase of 22% over the same period in 2012. Average revenue per product developer also increased 8% during the three months ended June 30, 2013 compared to the same period in 2012.

Our revenue increases were primarily driven by increases in sales personnel and marketing activities. Our sales personnel focus on gaining new customer accounts and expanding the depth and breadth into existing customer accounts. Our marketing personnel focus on trade show and marketing activities that have proven to result in the greatest number of customer leads to support sales activity. International revenue was negatively impacted by $0.5 million in the three months ended June 30, 2013 compared to the same period in 2012 due to strengthening of the United States dollar relative to certain foreign currencies. The effect of pricing changes on revenue was immaterial for the three months ended June 30, 2013 compared to the same period in 2012.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $2.7 million, or 21.7%, for the three months ended June 30, 2013 compared to the same period in 2012, which was slower than the rate of revenue increase of 32.7% for the three months ended June 30, 2013 compared to the same period in 2012. The increase in cost of revenue was due to raw material and production cost increases of $1.1 million to support increased sales volumes, equipment and facility-related cost increases of $0.5 million and an increase in direct labor headcount resulting in personnel and related cost increases of $1.1 million.

Gross Profit and Gross Margin. Gross profit increased to $24.9 million, or 62.5% of revenues, for the three months ended June 30, 2013 from $17.7 million, or 59.1% of revenues, for the three months ended June 30, 2012 due to increases in revenue offset by the cost of revenue as discussed above. Gross margin increased primarily as a result of efficiencies gained through higher equipment utilization and continually refined manufacturing processes as well as a growth rate in order volume that exceeded capacity expansion through capital equipment acquisition.

Operating Expenses, Other Income (Expense), net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expense increased $1.0 million, or 21.8%, for the three months ended June 30, 2013 compared to the same period in 2012 due primarily to an increase in headcount resulting in personnel and related cost increases of $0.9 million and marketing program cost increases of $0.1 million. The increase in marketing program costs is the result of our focus and concentration on funding those programs which have proven to be the most effective in growing our business. Marketing and sales expense as a percentage of revenue decreased to 13.9% for the three months ended June 30, 2013 from 15.2% during the same period in 2012, primarily due to the fixed nature of certain marketing and sales costs as well as focus on effective marketing spending as previously discussed.

Research and Development. Our research and development expense increased $0.3 million, or 14.6%, for the three months ended June 30, 2013 compared to the same period in 2012 due to an increase in headcount resulting in personnel and related cost increases of $0.4 million and operating cost increases of $0.1 million, which were partially offset by a decrease in professional services of $0.2 million for outside development services.

General and Administrative. Our general and administrative expense increased $0.6 million, or 19.3%, for the three months ended June 30, 2013 compared to the same period in 2012 due to an increase in headcount resulting in personnel and related cost increases of $0.2 million, administrative cost increases of $0.3 million and professional service cost increases of $0.1 million. The increase in professional service costs is attributable to our becoming a public company during the first quarter of 2012.

Other Income (Expense), net. Other income, net decreased $0.1 million for the three months ended June 30, 2013 compared to the same period in 2012 due to changes in foreign currency rates.

Provision for Income Taxes. Our effective tax rate of 32.4% for the three months ended June 30, 2013 remained relatively consistent with our effective tax rate of 32.6% for the same period in 2012. As a result of increased income attributable to the fluctuations described above, our income tax provision increased by $1.6 million to $4.1 million for the three months ended June 30, 2013 compared to our income tax provision of $2.5 million for the three months ended June 30, 2012.

Comparison of Six Months Ended June 30, 2013 and 2012

Revenue

Revenue by product line and the related changes for the six months ended June 30, 2013 and 2012 were as follows:

	Six Months Ended June 30,
	2013		2012
		% of Total		% of Total	Change
(dollars in thousands)	$	Revenue	$	Revenue	$	%
Revenue
Protomold	$54,804	71.1%	$43,239	72.2%	$11,565	26.7%
Firstcut	22,258	28.9	16,682	27.8	5,576	33.4

Total revenue	$77,062	100.0%	$59,921	100.0%	$17,141	28.6%

Revenue by geographic region, based on the billing location of the end customer, is summarized as follows:

	Six Months Ended June 30,
	2013		2012
		% of Total		% of Total	Change
(dollars in thousands)	$	Revenue	$	Revenue	$	%
Revenue
United States	$58,254	75.6%	$45,080	75.2%	$13,174	29.2%
International	18,808	24.4	14,841	24.8	3,967	26.7

Total revenue	$77,062	100.0%	$59,921	100.0%	$17,141	28.6%

Our revenue increased $17.1 million, or 28.6%, for the six months ended June 30, 2013 compared with the same period in 2012. This revenue growth was driven by a 29.2% increase in United States revenue, 26.7% increase in international revenue, 26.7% increase in Protomold revenue and 33.4% increase in Firstcut revenue, in each case for the six months ended June 30, 2013 compared with the same period in 2012.

Our revenue growth in the six months ended June 30, 2013 was the result of increased volume and spending of the product developers we served. During the six months ended June 30, 2013, we served approximately 10,200 unique product developers, an increase of 21% over the same period in 2012. Average revenue per product developer also increased 6% during the six months ended June 30, 2013 compared to the same period in 2012.

Our revenue increases were primarily driven by increases in sales personnel and marketing activities. Our sales personnel focus on gaining new customer accounts and expanding the depth and breadth into existing customer accounts. Our marketing personnel focus on trade show and marketing activities that have proven to result in the greatest number of customer leads to support sales activity. International revenue was negatively impacted by $0.8 million in the six months ended June 30, 2013 compared to the same period in 2012 due to strengthening of the United States dollar relative to certain foreign currencies. The effect of pricing changes on revenue was immaterial for the six months ended June 30, 2013 compared to the same period in 2012.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $4.4 million, or 18.2%, for the six months ended June 30, 2013 compared to the same period in 2012, which was slower than the rate of revenue increase of 28.6% for the six months ended June 30, 2013 compared to the same period in 2012. The increase in cost of revenue was due to raw material and production cost increases of $1.7 million to support increased sales volumes, equipment and facility-related cost increases of $0.9 million and an increase in direct labor headcount resulting in personnel and related cost increases of $1.8 million.

Gross Profit and Gross Margin. Gross profit increased to $48.1 million, or 62.5% of revenues, for the six months ended June 30, 2013 from $35.4 million, or 59.1% of revenues, for the six months ended June 30, 2012 due to increases in revenue offset by the cost of revenue as discussed above. Gross margin increased primarily as a result of efficiencies gained through higher equipment utilization and continually refined manufacturing processes as well as a growth rate in order volume that exceeded capacity expansion through capital equipment acquisition.

Operating Expenses, Other Income (Expense), net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expense increased $1.8 million, or 20.2%, for the six months ended June 30, 2013 compared to the same period in 2012 due primarily to an increase in headcount resulting in personnel and related cost increases of $1.6 million and marketing program cost increases of $0.2 million. The increase in marketing program costs is the result of our focus and concentration on funding those programs which have proven to be the most effective in growing our business. Marketing and sales expense as a percentage of revenue decreased to 14.0% for the six months ended June 30, 2013 from 15.0% during the same period in 2012, primarily due to the fixed nature of certain marketing and sales costs as well as focus on effective marketing spending as previously discussed.

Research and Development. Our research and development expense increased $1.3 million, or 32.5%, for the six months ended June 30, 2013 compared to the same period in 2012 due to an increase in headcount resulting in personnel and related cost increases of $0.8 million, operating cost increases of $0.3 million and professional services of $0.2 million for outside development services.

General and Administrative. Our general and administrative expense increased $0.6 million, or 8.8%, for the six months ended June 30, 2013 compared to the same period in 2012 due to an increase in headcount resulting in personnel and related cost increases of $0.2 million, professional service cost increases of $0.3 million and administrative cost increases of $0.3 million, which were partially offset by a decrease in stock-based compensation costs of $0.2 million. The increase in professional service costs is attributable to our becoming a public company during the first quarter of 2012.

Other Income (Expense), net. Other income, net increased $0.5 million for the six months ended June 30, 2013 compared to the same period in 2012 due to changes in foreign currency rates.

Provision for Income Taxes. Our income tax provision increased by $2.4 million to $7.2 million while our effective tax rate decreased by 2.4% to 30.0% for the six months ended June 30, 2013 compared to income tax provision of $4.8 million and effective tax rate of 32.4% for the six months ended June 30, 2012. On January 2, 2013, the American Taxpayer Relief Act of 2012 (the Act) was signed into law, extending the research and development credit for years 2012 and 2013. As the Act was enacted during 2013, the federal portion of the 2012 research and development credit was recognized in the first quarter of 2013. We recorded a tax benefit of $0.3 million for the 2012 federal research credit, which translated to an effective income tax rate reduction of 1.4% for the six months ended June 30, 2013. The remaining decrease in effective tax rate was the result of other individually immaterial fluctuations based on the nature of our operations and mix of revenue earned in the domestic and foreign jurisdictions in which we operate.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
(dollars in thousands)	2013	2012
Net cash provided by operating activities	$19,448	$11,502
Net cash used in investing activities	(29,099)	(46,780)
Net cash provided by financing activities	8,633	71,376
Effect of exchange rates on cash and cash equivalents	(295)	153

Net increase (decrease) in cash and cash equivalents	$(1,313)	$36,251

Sources of Liquidity

Historically we have financed our operations and capital expenditures through operations, lease financing and the use of bank loans. In February 2012, we completed the IPO of our common stock, which provided us with $71.5 million of cash, net of underwriting discounts and commissions and offering expenses payable by us. We had cash and cash equivalents of $35.4 million as of June 30, 2013, a decrease of $1.3 million from December 31, 2012. The decrease in our cash was primarily due to investment activity described in Note 5 to the consolidated financial statements.

Cash Flows from Operating Activities

Cash provided by operating activities was $19.4 million for the six months ended June 30, 2013. We had net income of $16.9 million, which included non-cash charges consisting of $3.6 million in depreciation, $1.7 million in stock-based compensation, $0.6 million in amortization of held-to-maturity securities and $0.3 million in deferred taxes, offset by $5.9 million of excess tax benefit on stock-based compensation. Other sources of cash in operating activities totaled $2.2 million, which included an increase in income taxes payable of $3.1 million, increase in prepaid expenses and other of $1.7 million and increase in accounts payable of $1.1 million, which were partially offset by an increase in accounts receivable of $2.0 million, increase in inventories of 0.4 million and decrease in accrued liabilities and other of $1.3 million. These operating cash increases in accounts receivable, accounts payable, inventories and other reflect increases in revenue and the growth of our business.

Cash provided by operating activities was $11.5 million for the six months ended June 30, 2012. We had net income of $9.9 million, which included non-cash charges consisting of $2.8 million in depreciation and $1.6 million in stock-based compensation. Other uses of cash in operating activities totaled $2.8 million, which included an increase in accounts receivable of $2.3 million, increase in inventory of $0.2 million, decrease in accounts payable of $0.3 million and decrease in accrued liabilities of $0.7 million, which were partially offset by an increase in income taxes payable of $0.7 million. The increase in accounts receivable reflects increases in revenue.

Cash Flows from Investing Activities

Cash used in investing activities was $29.1 million for the six months ended June 30, 2013, consisting of $6.1 million for the purchase of property and equipment and $57.3 million for the purchase of marketable securities, which were partially offset by $34.3 million in proceeds from the maturities and call redemptions of marketable securities.

Cash used in investing activities was $46.8 million for the six months ended June 30, 2012, consisting of $12.7 million for the purchase of property and equipment, $34.3 million for the purchase of marketable securities and a net reduction of short-term investments of $0.2 million.

Cash Flows from Financing Activities

Cash provided by financing activities was $8.6 million for the six months ended June 30, 2013, consisting of excess tax benefit on stock-based compensation of $5.9 million and $2.9 million in proceeds from exercises of stock options, partially offset by $0.2 million for payments of debt.

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

Allowance for Doubtful Accounts

We carry our accounts receivable at their invoiced amount less an allowance for doubtful accounts. On a periodic basis, we evaluate our accounts receivable and establish an allowance for doubtful accounts based on the history of write-offs and collections. A receivable is considered past due if payment has not been received within the period agreed upon in the invoice. Accounts receivable are written off after all collection efforts have been exhausted. To date, we have not incurred any write-offs of accounts receivable significantly different than the amounts reserved. We believe appropriate reserves have been established, but they may not be indicative of future write-offs. Our allowance for doubtful accounts was $0.2 million as of each of June 30, 2013 and December 31, 2012. Our allowance for doubtful accounts has decreased as a percentage of accounts receivable due to improvements in account aging driven by stronger credit policies.

We also record a provision for estimated product returns and allowances in the period in which the related revenue is recorded. This provision against current gross revenue is based principally on historical rates of sales returns.

Inventory Valuation and Inventory Reserves

Inventory consists primarily of raw materials, which are recorded at the lower of cost or market, using the average-cost method, which approximates first-in, first-out, or FIFO, cost. We periodically review our inventory for slow-moving, damaged and discontinued items and provide reserves to reduce such items identified to their recoverable amounts. Our inventory allowance for obsolescence was $0.1 million as of each of June 30, 2013 and December 31, 2012.

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

Proto Labs, Inc.

Date: August 6, 2013	/s/ Bradley A. Cleveland
Bradley A. Cleveland
President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2013	/s/ John R. Judd
John R. Judd
Chief Financial Officer (Principal Financial Officer)