Form 10-Q
period 2013-09-30
Proto Labs Inc
filed 2013-11-05
CIK 1443669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,461,373 shares of Common Stock, par value $0.001 per share, were outstanding at October 31, 2013.

Proto Labs, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Proto Labs, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$39,382	$36,759
Short-term marketable securities	33,647	25,137
Accounts receivable, net of allowance for doubtful accounts of $195 and $154 as of September 30, 2013 and December 31, 2012, respectively	18,016	15,791
Inventory	4,966	4,619
Prepaid expenses and other current assets	3,663	5,364
Income taxes receivable	3,970	1,877
Deferred tax assets	669	609

Total current assets	104,313	90,156
Property and equipment, net	52,378	45,316
Long-term marketable securities	59,441	36,965
Other assets	247	285

Total assets	$216,379	$172,722

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$6,340	$4,758
Accrued compensation	6,848	5,995
Accrued liabilities and other	1,149	513
Current portion of long-term debt obligations	195	273

Total current liabilities	14,532	11,539
Long-term deferred tax liabilities	3,345	3,346
Long-term debt obligations	206	356
Other long-term liabilities	699	782

Total liabilities	18,782	16,023
Shareholders’ equity
Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding 0 shares as of September 30, 2013 and December 31, 2012, respectively	—	—
Common stock, $0.001 par value, authorized 150,000,000 shares; issued and outstanding 25,445,177 and 24,803,640 shares as of September 30, 2013 and December 31, 2012, respectively	26	25
Additional paid-in capital	162,458	147,032
Retained earnings	36,340	10,570
Accumulated other comprehensive income (loss)	(1,227)	(928)

Total shareholders’ equity	197,597	156,699

Total liabilities and shareholders’ equity	$216,379	$172,722

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Statements of Operations:
Revenue	$42,008	$32,454	$119,070	$92,375
Cost of revenue	16,053	12,760	44,983	37,242

Gross profit	25,955	19,694	74,087	55,133
Operating expenses
Marketing and sales	5,409	4,442	16,222	13,440
Research and development	3,026	2,561	8,405	6,622
General and administrative	4,118	3,118	12,035	10,394

Total operating expenses	12,553	10,121	36,662	30,456

Income from operations	13,402	9,573	37,425	24,677
Other income (expense), net	31	314	149	(90)

Income before income taxes	13,433	9,887	37,574	24,587
Provision for income taxes	4,561	3,185	11,804	7,957

Net income	$8,872	$6,702	$25,770	$16,630

Net income per share:
Basic	$0.35	$0.28	$1.03	$0.72

Diluted	$0.34	$0.26	$1.00	$0.68

Shares used to compute net income per share:
Basic	25,384,940	24,052,409	25,121,941	22,975,950
Diluted	26,002,240	25,312,643	25,794,950	24,356,785
Other Comprehensive Income (net of tax)
Comprehensive income	$9,678	$6,756	$25,471	$16,827

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Operating activities
Net income	$25,770	$16,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,528	4,380
Stock-based compensation expense	2,595	2,362
Deferred taxes	(61)	—
Excess tax benefit from stock-based compensation	(8,198)	(2,635)
Loss on disposal of property and equipment	111	—
Amortization of held-to-maturity securities	1,007	173
Changes in operating assets and liabilities:
Accounts receivable	(2,242)	(3,777)
Inventories	(380)	(513)
Prepaid expenses and other	1,545	(256)
Income taxes	6,099	2,350
Accounts payable	1,564	(312)
Accrued liabilities and other	1,562	1,032

Net cash provided by operating activities	34,900	19,434

Investing activities
Purchases of property and equipment	(12,976)	(14,435)
Purchases of marketable securities	(82,657)	(61,568)
Proceeds from maturities of marketable securities	50,663	10,290

Net cash used in investing activities	(44,970)	(65,713)

Financing activities
Proceeds from initial public offering, net of offering costs	—	71,530
Payments on debt	(211)	(289)
Proceeds from exercises of warrants and stock options	4,635	728
Excess tax benefit from stock-based compensation	8,198	2,635

Net cash provided by financing activities	12,622	74,604

Effect of exchange rate changes on cash and cash equivalents	71	(170)

Net increase in cash and cash equivalents	2,623	28,155
Cash and cash equivalents, beginning of period	36,759	8,135

Cash and cash equivalents, end of period	$39,382	$36,290

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

Certain reclassifications have been made to the Consolidated Statement of Cash Flows for the nine month period ending September 30, 2012 to conform to the presentation used in the September 30, 2013 Consolidated Statement of Cash Flows. The reclassifications had no effect on the increase in cash and cash equivalents as previously reported.

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

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share amounts)	2013	2012	2013	2012
Net income	$8,872	$6,702	$25,770	$16,630
Basic—weighted-average shares outstanding:	25,384,940	24,052,409	25,121,941	22,975,950
Effect of dilutive securities:
Employee stock options, warrants and other	617,300	1,260,234	673,009	1,380,835

Diluted—weighted-average shares outstanding:	26,002,240	25,312,643	25,794,950	24,356,785

Net income per share:
Basic	$0.35	$0.28	$1.03	$0.72

Diluted	$0.34	$0.26	$1.00	$0.68

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

A summary of financial assets as of September 30, 2013 and December 31, 2012 measured at fair value on a recurring basis follows:

	September 30, 2013			December 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents
Money market mutual fund	$14,804	$—	$—	$16,164	$—	$—

Total	$14,804	$—	$—	$16,164	$—	$—

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 5 — Marketable Securities

The Company invests in short-term and long-term agency, municipal, corporate, commercial paper and other debt securities. The securities are categorized as held-to-maturity and are recorded at amortized cost. Categorization as held-to-maturity is based on the Company’s ability and intent to hold these securities to maturity. Information regarding the Company’s short-term and long-term marketable securities as of September 30, 2013 and December 31, 2012 is as follows:

	September 30, 2013
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities	$21,588	$9	$(11)	$21,586
Corporate debt securities	27,028	22	(39)	27,011
Commercial paper	1,999	—	—	1,999
U.S. municipal securities	38,768	25	(34)	38,759
Certificates of deposit/time deposits	3,705	6	(9)	3,702

Total marketable securities	$93,088	$62	$(93)	$93,057

	December 31, 2012
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities	$23,011	$2	$(4)	$23,009
Corporate debt securities	14,675	18	(14)	14,679
Commercial paper	1,500	—	—	1,500
U.S. municipal securities	17,971	3	(12)	17,962
Certificates of deposit/time deposits	4,945	3	(1)	4,947

Total marketable securities	$62,102	$26	$(31)	$62,097

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

The September 30, 2013 balance of held-to-maturity debt securities by contractual maturity is shown in the following table at amortized cost. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

September 30,
(in thousands)	2013
Due in one year or less	$33,647
Due after one year through five years	59,441

Total marketable securities	$93,088

Note 6 — Inventory

Inventory consists primarily of raw materials, which are recorded at the lower of cost or market using the average-cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.

The Company’s inventory consists of the following:

	September 30,	December 31,
(in thousands)	2013	2012
Raw materials	$4,795	$4,174
Work in process	282	530

Total inventory	5,077	4,704
Allowance for obsolescence	(111)	(85)

Inventory, net of allowance	$4,966	$4,619

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

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Stock-Based Compensation Expense

Stock-based compensation expense was $0.9 million and $0.7 million for the three months ended September 30, 2013 and 2012, and $2.6 million and $2.4 million for the nine months ended September 30, 2013 and 2012, respectively.

Stock Options

A summary of stock option activity for the nine months ended September 30, 2013 is as follows:

		Weighted-
		Average
	Stock Options	Exercise Price
Options outstanding at December 31, 2012	1,691,357	$11.11
Granted	187,615	49.69
Exercised	(607,372)	6.81
Forfeited	(39,945)	23.48

Options outstanding at September 30, 2013	1,231,655	$18.71

Exercisable at September 30, 2013	439,374	$10.61

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

The weighted-average grant date fair value of options that were granted during the nine months ended September 30, 2013 was $25.86.

The following table provides the assumptions used in the Black-Scholes pricing model valuation of options:

	Nine Months Ended September 30,
	2013	2012
Risk-free interest rate	1.03 – 1.98%	0.95 – 1.16%
Expected life (years)	5.50 – 6.50	5.50 – 6.50
Expected volatility	49.36 – 53.54%	53.00 – 53.14%
Expected dividend yield	0%	0%

As of September 30, 2013, there was $7.3 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.7 years.

Employee Stock Purchase Plan

The following table presents the assumptions used to estimate the fair value of the ESPP during the nine months ended September 30, 2013 and 2012, respectively:

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Risk-free interest rate	0.11 – 0.13%	0.16%
Expected life (months)	6.00	8.50
Expected volatility	53.14 – 53.32%	53.00%
Expected dividend yield	0%	0%

Note 8 — Accumulated Other Comprehensive Income

Other comprehensive income (loss) is comprised entirely of foreign currency translation adjustments. The following table presents the changes in accumulated other comprehensive income balances during the three and nine month periods ended September 30, 2013 and 2012, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Foreign currency translation adjustment, net of tax
Balance at beginning of period	$(2,033)	$(595)	$(928)	$(738)
Other comprehensive income before reclassifications	806	54	(299)	197
Amounts reclassified from accumulated other comprehensive income	—	—	—	—

Net current-period other comprehensive income	806	54	(299)	197

Balance at end of period	$(1,227)	$(541)	$(1,227)	$(541)

Note 9 — Income Taxes

The Company is subject to income tax in multiple jurisdictions and the use of estimates is required to determine the provision for income taxes. For the three months ended September 30, 2013 and 2012 the Company recorded an income tax provision of $4.6 million and $3.2 million, respectively. For the nine months ended September 30, 2013 and 2012 the Company recorded an income tax provision of $11.8 million and $8.0 million, respectively. The income tax provision is based on the estimated annual effective tax rate for the year applied to pre-tax income. The effective income tax rate for the three months ended September 30, 2013 was 34.0 percent compared with 32.2 percent in the same period of the prior year. The effective income tax rate for the nine months ended September 30, 2013 was 31.4 percent compared with 32.4 percent in the same period of the prior year.

The effective income tax rate for the three months ended September 30, 2013 differs from the U.S. federal statutory rate of 35 percent primarily due to the components of income. The effective income tax rate for the nine months ended September 30, 2013 differs from the U.S. federal statutory rate of 35 percent primarily due to the components of income, particularly as it relates to the federal research and development credit. On January 2, 2013, the American Taxpayer Relief Act of 2012 (the Act) was signed into law, extending the research and development credit for years 2012 and 2013. As the Act was enacted during 2013, the federal portion of the 2012 research and development credit was recognized in the first quarter of 2013. The Company recorded a tax benefit of $0.3 million for the 2012 federal research credit, which translated to an effective income tax rate reduction of 1.0 percent for the nine months ended September 30, 2013.

The Company has liabilities related to unrecognized tax benefits totaling $0.4 million at September 30, 2013 and December 31, 2012. There were no material adjustments to the unrecorded tax benefits during the three or nine month periods ended September 30, 2013, and the Company does not anticipate that total unrecognized tax benefits will materially change in the next twelve months. The Company recognizes interest and penalties related to income tax matters in income tax expense, and reports the liability in current or long-term income taxes payable as appropriate.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 10 — Revenue and Geographic Information

The Company’s revenue is derived from its Protomold injection molding and Firstcut computer numerical control (CNC) machining product lines. Total revenue by product line is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Revenue:
Protomold	$29,534	$23,458	$84,338	$66,697
Firstcut	12,474	8,996	34,732	25,678

Total revenue	$42,008	$32,454	$119,070	$92,375

Revenue to external customers based on the billing location of the end user customer and long-lived assets by geographic region are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Revenue:
United States	$30,561	$24,807	$88,816	$69,887
International	11,447	7,647	30,254	22,488

Total revenue	$42,008	$32,454	$119,070	$92,375

	September 30,	December 31,
(in thousands)	2013	2012
Long-lived assets:
United States	$44,877	$37,869
International	7,501	7,447

Total long-lived assets	$52,378	$45,316

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

Key Financial Measures and Trends

Revenue

The Company’s operations are comprised of three geographic business units in the United States, Europe and Japan. Revenue within each of our business units is derived from our Firstcut and Protomold services. Firstcut revenue consists of sales of CNC-machined custom parts. Protomold revenue consists of sales of custom injection molds and injection-molded parts. Our historical and current efforts to increase revenue have been directed at gaining new customers and selling to our existing customer base by increasing marketing and selling activities, offering additional services such as the introduction of our Firstcut service in 2007, expanding internationally such as the opening of our Japanese plant in 2009, improving the usability of our services such as our web-centric applications, and expanding the breadth and scope of our products such as by adding more sizes and materials to our offerings. During the three months ended September 30, 2013, we served approximately 7,300 unique product developers, an increase of 23% over the same period in 2012. During the nine months ended September 30, 2013, we served approximately 13,400 unique product developers, an increase of 21% over the same period in 2012.

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

	Three Months Ended September 30,				Change		Nine Months Ended September 30,				Change
(dollars in thousands)	2013		2012		$	%	2013		2012		$	%
Revenue	$42,008	100.0%	$32,454	100.0%	$9,554	29.4%	$119,070	100.0%	$92,375	100.0%	$26,695	28.9%
Cost of revenue	16,053	38.2	12,760	39.3	3,293	25.8	44,983	37.8	37,242	40.3	7,741	20.8

Gross profit	25,955	61.8	19,694	60.7	6,261	31.8	74,087	62.2	55,133	59.7	18,954	34.4
Operating expenses:
Marketing and sales	5,409	12.9	4,442	13.7	967	21.8	16,222	13.6	13,440	14.5	2,782	20.7
Research and development	3,026	7.2	2,561	7.9	465	18.2	8,405	7.1	6,622	7.2	1,783	26.9
General and administrative	4,118	9.8	3,118	9.6	1,000	32.1	12,035	10.1	10,394	11.3	1,641	15.8

Total operating expenses	12,553	29.9	10,121	31.2	2,432	24.0	36,662	30.8	30,456	33.0	6,206	20.4

Income from operations	13,402	31.9	9,573	29.5	3,829	40.0	37,425	31.4	24,677	26.7	12,748	51.7
Other income (expense), net	31	0.1	314	1.0	(283)	*	149	0.1	(90)	(0.1)	239	*

Income before income taxes	13,433	32.0	9,887	30.5	3,546	35.9	37,574	31.5	24,587	26.6	12,987	52.8
Provision for income taxes	4,561	10.9	3,185	9.8	1,376	43.2	11,804	9.9	7,957	8.6	3,847	48.3

Net income	$8,872	21.1%	$6,702	20.7%	$2,170	32.4%	$25,770	21.6%	$16,630	18.0%	$9,140	55.0%

*	Percentage change not meaningful

Stock-based compensation expense included in the statements of operations data above is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Stock options and grants	$756	$584	$2,310	$1,993
Employee stock purchase plan	103	158	285	369

Total stock-based compensation expense	$859	$742	$2,595	$2,362

Cost of revenue	$89	$103	$233	$248
Operating expenses:
Marketing and sales	154	117	455	300
Research and development	201	142	555	346
General and administrative	415	380	1,352	1,468

Total stock-based compensation expense	$859	$742	$2,595	$2,362

Comparison of Three Months Ended September 30, 2013 and 2012

Revenue

Revenue by product line and the related changes for the three months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,
	2013		2012		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Protomold	$29,534	70.3%	$23,458	72.3%	$6,076	25.9%
Firstcut	12,474	29.7	8,996	27.7	3,478	38.7

Total revenue	$42,008	100.0%	$32,454	100.0%	$9,554	29.4%

Revenue by geographic region, based on the billing location of the end customer, is summarized as follows:

	Three Months Ended September 30,
	2013		2012		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
United States	$30,561	72.8%	$24,807	76.4%	$5,754	23.2%
International	11,447	27.2	7,647	23.6	3,800	49.7

Total revenue	$42,008	100.0%	$32,454	100.0%	$9,554	29.4%

Our revenue increased $9.6 million, or 29.4%, for the three months ended September 30, 2013 compared with the same period in 2012. This revenue growth was driven by a 23.2% increase in United States revenue, 49.7% increase in international revenue, 25.9% increase in Protomold revenue and 38.7% increase in Firstcut revenue, in each case for the three months ended September 30, 2013 compared with the same period in 2012.

Our revenue growth in the three months ended September 30, 2013 was the result of increased volume and spending of the product developers we served. During the three months ended September 30, 2013, we served approximately 7,300 unique product developers, an increase of 23% over the same period in 2012. Average revenue per product developer also increased 5% during the three months ended September 30, 2013 compared to the same period in 2012.

Our revenue increases were primarily driven by increases in sales personnel and marketing activities. Our sales personnel focus on gaining new customer accounts and expanding the depth and breadth into existing customer accounts. Our marketing personnel focus on trade show and marketing activities that have proven to result in the greatest number of customer leads to support sales activity. International revenue was negatively impacted by $0.5 million in the three months ended September 30, 2013 compared to the same period in 2012 due to strengthening of the United States dollar relative to certain foreign currencies. The effect of pricing changes on revenue was immaterial for the three months ended September 30, 2013 compared to the same period in 2012.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $3.3 million, or 25.8%, for the three months ended September 30, 2013 compared to the same period in 2012, which was slower than the rate of revenue increase of 29.4% for the three months ended September 30, 2013 compared to the same period in 2012. The increase in cost of revenue was due to raw material and production cost increases of $1.5 million to support increased sales volumes, equipment and facility-related cost increases of $0.5 million and an increase in direct labor headcount resulting in personnel and related cost increases of $1.3 million.

Gross Profit and Gross Margin. Gross profit increased to $26.0 million, or 61.8% of revenues, for the three months ended September 30, 2013 from $19.7 million, or 60.7% of revenues, for the three months ended September 30, 2012 due to increases in revenue offset by the cost of revenue as discussed above. Gross margin increased primarily as a result of efficiencies gained through higher equipment utilization and continually refined manufacturing processes as well as a growth rate in order volume that exceeded capacity expansion through capital equipment acquisition.

Operating Expenses, Other Income (Expense), net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expense increased $1.0 million, or 21.8%, for the three months ended September 30, 2013 compared to the same period in 2012 due primarily to an increase in headcount resulting in personnel and related cost increases of $0.9 million and marketing program cost increases of $0.1 million. The increase in marketing program costs is the result of our focus and concentration on funding those programs which have proven to be the most effective in growing our business. Marketing and sales expense as a percentage of revenue decreased to 12.9% for the three months ended September 30, 2013 from 13.7% during the same period in 2012, primarily due to the fixed nature of certain marketing and sales costs as well as focus on effective marketing spending as previously discussed.

Research and Development. Our research and development expense increased $0.5 million, or 18.2%, for the three months ended September 30, 2013 compared to the same period in 2012 due to an increase in headcount resulting in personnel and related cost increases of $0.5 million and operating cost increases of $0.2 million, which were partially offset by a decrease in professional services of $0.2 million for outside development services.

General and Administrative. Our general and administrative expense increased $1.0 million, or 32.1%, for the three months ended September 30, 2013 compared to the same period in 2012 due to an increase in headcount resulting in personnel and related cost increases of $0.2 million, administrative cost increases of $0.5 million and professional service cost increases of $0.3 million. The increase in professional service costs is attributable to our becoming a public company during the first quarter of 2012.

Other Income (Expense), net. Other income, net decreased $0.3 million for the three months ended September 30, 2013 compared to the same period in 2012 due to changes in foreign currency rates.

Provision for Income Taxes. Our effective tax rate of 34.0% for the three months ended September 30, 2013 increased by 1.8% when compared to our effective tax rate of 32.2% for the same period in 2012. The increase in effective tax rate is due to the annual provision to return reconciliation as well as changes in components of income and the magnitude to which we can take certain tax deductions. As a result of the change in effective tax rate as well as increased income attributable to the fluctuations described above, our income tax provision increased by $1.4 million to $4.6 million for the three months ended September 30, 2013 compared to our income tax provision of $3.2 million for the three months ended September 30, 2012.

Comparison of Nine Months Ended September 30, 2013 and 2012

Revenue

Revenue by product line and the related changes for the nine months ended September 30, 2013 and 2012 were as follows:

	Nine Months Ended September 30,
	2013		2012		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Protomold	$84,338	70.8%	$66,697	72.2%	$17,641	26.4%
Firstcut	34,732	29.2	25,678	27.8	9,054	35.3

Total revenue	$119,070	100.0%	$92,375	100.0%	$26,695	28.9%

Revenue by geographic region, based on the billing location of the end customer, is summarized as follows:

	Nine Months Ended September 30,
	2013		2012		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
United States	$88,816	74.6%	$69,887	75.7%	$18,929	27.1%
International	30,254	25.4	22,488	24.3	7,766	34.5

Total revenue	$119,070	100.0%	$92,375	100.0%	$26,695	28.9%

Our revenue increased $26.7 million, or 28.9%, for the nine months ended September 30, 2013 compared with the same period in 2012. This revenue growth was driven by a 27.1% increase in United States revenue, 34.5% increase in international revenue, 26.4% increase in Protomold revenue and 35.3% increase in Firstcut revenue, in each case for the nine months ended September 30, 2013 compared with the same period in 2012.

Our revenue growth in the nine months ended September 30, 2013 was the result of increased volume and spending of the product developers we served. During the nine months ended September 30, 2013, we served approximately 13,400 unique product developers, an increase of 21% over the same period in 2012. Average revenue per product developer also increased 7% during the nine months ended September 30, 2013 compared to the same period in 2012.

Our revenue increases were primarily driven by increases in sales personnel and marketing activities. Our sales personnel focus on gaining new customer accounts and expanding the depth and breadth into existing customer accounts. Our marketing personnel focus on trade show and marketing activities that have proven to result in the greatest number of customer leads to support sales activity. International revenue was negatively impacted by $1.4 million in the nine months ended September 30, 2013 compared to the same period in 2012 due to strengthening of the United States dollar relative to certain foreign currencies. The effect of pricing changes on revenue was immaterial for the nine months ended September 30, 2013 compared to the same period in 2012.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $7.7 million, or 20.8%, for the nine months ended September 30, 2013 compared to the same period in 2012, which was slower than the rate of revenue increase of 28.9% for the nine months ended September 30, 2013 compared to the same period in 2012. The increase in cost of revenue was due to raw material and production cost increases of $3.2 million to support increased sales volumes, equipment and facility-related cost increases of $1.5 million and an increase in direct labor headcount resulting in personnel and related cost increases of $3.0 million.

Gross Profit and Gross Margin. Gross profit increased to $74.1 million, or 62.2% of revenues, for the nine months ended September 30, 2013 from $55.1 million, or 59.7% of revenues, for the nine months ended September 30, 2012 due to increases in revenue offset by the cost of revenue as discussed above. Gross margin increased primarily as a result of efficiencies gained through higher equipment utilization and continually refined manufacturing processes as well as a growth rate in order volume that exceeded capacity expansion through capital equipment acquisition.

Operating Expenses, Other Income (Expense), net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expense increased $2.8 million, or 20.7%, for the nine months ended September 30, 2013 compared to the same period in 2012 due primarily to an increase in headcount resulting in personnel and related cost increases of $2.6 million and marketing program cost increases of $0.2 million. The increase in marketing program costs is the result of our focus and concentration on funding those programs which have proven to be the most effective in growing our business. Marketing and sales expense as a percentage of revenue decreased to 13.6% for the nine months ended September 30, 2013 from 14.5% during the same period in 2012, primarily due to the fixed nature of certain marketing and sales costs as well as focus on effective marketing spending as previously discussed.

Research and Development. Our research and development expense increased $1.8 million, or 26.9%, for the nine months ended September 30, 2013 compared to the same period in 2012 due to an increase in headcount resulting in personnel and related cost increases of $1.3 million, operating cost increases of $0.4 million and professional services of $0.1 million for outside development services.

General and Administrative. Our general and administrative expense increased $1.6 million, or 15.8%, for the nine months ended September 30, 2013 compared to the same period in 2012 due to an increase in headcount resulting in personnel and related cost increases of $0.4 million, professional service cost increases of $0.6 million and administrative cost increases of $0.7 million, which were partially offset by a decrease in stock-based compensation costs of $0.1 million. The increase in professional service costs is attributable to our becoming a public company during the first quarter of 2012.

Other Income (Expense), net. Other income, net increased $0.2 million for the nine months ended September 30, 2013 compared to the same period in 2012 due to changes in foreign currency rates.

Provision for Income Taxes. Our income tax provision increased by $3.8 million to $11.8 million while our effective tax rate decreased by 1.0% to 31.4% for the nine months ended September 30, 2013 compared to income tax provision of $8.0 million and effective tax rate of 32.4% for the nine months ended September 30, 2012. On January 2, 2013, the American Taxpayer Relief Act of 2012 (the Act) was signed into law, extending the research and development credit for years 2012 and 2013. As the Act was enacted during 2013, the federal portion of the 2012 research and development credit was recognized in the first quarter of 2013. We recorded a tax benefit of $0.3 million for the 2012 federal research credit, which translated to an effective income tax rate reduction of 1.0% for the nine months ended September 30, 2013.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
(dollars in thousands)	2013	2012
Net cash provided by operating activities	$34,900	$19,434
Net cash used in investing activities	(44,970)	(65,713)
Net cash provided by financing activities	12,622	74,604
Effect of exchange rates on cash and cash equivalents	71	(170)

Net increase in cash and cash equivalents	$2,623	$28,155

Sources of Liquidity

Historically we have financed our operations and capital expenditures through operations, lease financing and the use of bank loans. In February 2012, we completed the IPO of our common stock, which provided us with $71.5 million of cash, net of underwriting discounts and commissions and offering expenses payable by us. We had cash and cash equivalents of $39.4 million as of September 30, 2013, an increase of $2.6 million from December 31, 2012. The increase in our cash was primarily due to cash provided through operations partially offset by investment activity described in Note 5 to the consolidated financial statements.

Cash Flows from Operating Activities

Cash provided by operating activities was $34.9 million for the nine months ended September 30, 2013. We had net income of $25.8 million, which included non-cash charges consisting of $5.5 million in depreciation, $2.6 million in stock-based compensation, $1.0 million in amortization of held-to-maturity securities and $0.1 million in loss on the disposal of property and equipment, offset by $8.2 million of excess tax benefit on stock-based compensation and $0.1 million of deferred taxes. Other sources of cash in operating activities totaled $8.2 million, which included an increase in income taxes payable of $6.1 million, increase in prepaid expenses and other of $1.5 million, increase in accounts payable of $1.6 million and increase in accrued liabilities and other of $1.6 million, which were partially offset by an increase in accounts receivable of $2.2 million and increase in inventories of $0.4 million. These operating cash increases in accounts receivable, accounts payable, inventories and other reflect increases in revenue and the growth of our business.

Cash provided by operating activities was $19.4 million for the nine months ended September 30, 2012. We had net income of $16.6 million, which included non-cash charges consisting of $4.4 million in depreciation and $2.4 million in stock-based compensation and $0.1 million in amortization of held-to-maturity securities, offset by $2.6 million of excess tax benefit on stock-based compensation. Other uses of cash in operating activities totaled $1.5 million, which included an increase in accounts receivable of $3.8 million, increase in inventory of $0.5 million, increase in prepaid and other expenses of $0.3 million and a decrease in accounts payable of $0.3 million, which were partially offset by an increase in income taxes payable of $2.4 million and increase in accrued and other liabilities of $1.0 million. The increase in accounts receivable reflects increases in revenue.

Cash Flows from Investing Activities

Cash used in investing activities was $45.0 million for the nine months ended September 30, 2013, consisting of $13.0 million for the purchase of property and equipment and $82.7 million for the purchase of marketable securities, which were partially offset by $50.7 million in proceeds from the maturities and call redemptions of marketable securities.

Cash used in investing activities was $65.7 million for the nine months ended September 30, 2012, consisting of $14.4 million for the purchase of property and equipment and $61.6 million for the purchase of marketable securities, which were partially offset by $10.3 million in proceeds from the sale and call redemption of marketable securities.

Cash Flows from Financing Activities

Cash provided by financing activities was $12.6 million for the nine months ended September 30, 2013, consisting of excess tax benefit on stock-based compensation of $8.2 million and $4.6 million in proceeds from exercises of stock options, partially offset by $0.2 million for payments of debt.

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

Allowance for Doubtful Accounts

We carry our accounts receivable at their invoiced amount less an allowance for doubtful accounts. On a periodic basis, we evaluate our accounts receivable and establish an allowance for doubtful accounts based on the history of write-offs and collections. A receivable is considered past due if payment has not been received within the period agreed upon in the invoice. Accounts receivable are written off after all collection efforts have been exhausted. To date, we have not incurred any write-offs of accounts receivable significantly different than the amounts reserved. We believe appropriate reserves have been established, but they may not be indicative of future write-offs. Our allowance for doubtful accounts was $0.2 million as of each of September 30, 2013 and December 31, 2012. Our allowance for doubtful accounts has decreased as a percentage of accounts receivable due to improvements in account aging driven by stronger credit policies.

We also record a provision for estimated product returns and allowances in the period in which the related revenue is recorded. This provision against current gross revenue is based principally on historical rates of sales returns.

Inventory Valuation and Inventory Reserves

Inventory consists primarily of raw materials, which are recorded at the lower of cost or market, using the average-cost method, which approximates first-in, first-out, or FIFO, cost. We periodically review our inventory for slow-moving, damaged and discontinued items and provide reserves to reduce such items identified to their recoverable amounts. Our inventory allowance for obsolescence was $0.1 million as of each of September 30, 2013 and December 31, 2012.

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

Proto Labs, Inc.

Date: November 5, 2013	/s/ Bradley A. Cleveland
Bradley A. Cleveland
President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2013	/s/ John R. Judd
John R. Judd
Chief Financial Officer (Principal Financial Officer)