Form 10-K
period 2013-12-31
Proto Labs Inc
filed 2014-02-28
CIK 1443669

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

____________________________________________

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of June 28, 2013 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $1.1 billion.

As of February 21, 2014, there were 25,580,699 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2014 Annual Meeting of Shareholders are incorporated by reference to Part III of this Annual Report on Form 10-K.

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

Certain of these factors and others are described in the discussion on risk factors that appear in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K and uncertainties detailed in this and other reports and filings with the Securities and Exchange Commission (SEC). Other unknown or unpredictable factors also could have material adverse effects on our future results. We cannot guarantee future results, levels of activity, performance or achievements. Accordingly, you should not place undue reliance on these forward-looking statements. Finally, we expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

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

Our proprietary technology enables us to automate and integrate the majority of activities involved in procuring custom low-volume parts, starting with our web interface through which a product developer submits a 3D CAD part design. We have developed complex algorithms to quickly analyze the geometry of the design to analyze its manufacturability. In many cases, our software provides suggested design modifications to enhance manufacturability, presented to the product developer in a color-coded 3D representation of the part. Our automated pricing algorithm generates a firm price that is incorporated into a highly interactive web-based quotation, which allows the product developer to change a variety of parameters and instantly receive an updated price. Once the order is entered online, our manufacturing software calculates the required instructions for a CNC machine to make the part or related mold. Our system is highly scalable and capable of processing a large number of design submissions. As a result of the factors described above, we have significantly reduced many of the inefficiencies involved in serving the low-volume manufacturing market, while scaling our business to generate quotations on over 390,000 design submissions in 2013. And, as a further result, many of our customers tend to return to Proto Labs to meet their ongoing needs, with approximately 86%, 84% and 81% of our revenue in 2013, 2012 and 2011, respectively, derived from existing customers who had placed orders with us in prior years.

Our manufacturing services currently include CNC machining and injection molding. We continually seek to expand the range of size and geometric complexity of the parts we can make with these processes, to extend the variety of materials we are able to support and to identify additional manufacturing processes to which we can apply our technology in order to better serve the evolving preferences and needs of product developers. See “Risk Factors—If our present single or limited source suppliers become unavailable or inadequate, our customer relationships, results of operations and financial condition may be adversely affected” for a discussion of the sourcing and availability of materials. We also plan to grow our business by further penetrating the universe of product developers at the customer companies we have already served, attracting new customer companies in the geographic markets in which we already have an established presence, and selectively entering new geographic markets.

We have experienced significant growth since our inception in 1999. We have grown our total revenue from $43.8 million in 2009 to $163.1 million in 2013. We have grown our income from operations from $7.9 million in 2009 to $51.3 million in 2013.

Industry Overview

Our Industry

We serve product developers worldwide who bring new ideas to market in the form of products containing one or more custom mechanical parts. Many of these product developers use 3D CAD software to create digital models representing their custom part designs that are then used to create physical parts for prototyping, functional testing, market evaluation or eventual production. Custom prototype parts play a critical role in the product development process, as they provide product developers with the ability to confirm their intended performance requirements and explore design alternatives. From the inception of our company in 1999 through December 31, 2013, we have filled orders for approximately 36,000 product developers.

Early in the product development process, “additive rapid prototyping” processes such as stereolithography, selective laser sintering, fused deposition modeling or 3D printing can be used to quickly produce an approximate physical representation of a part, but these representations often do not meet product developers’ requirements for dimensional accuracy, cosmetics and material properties. As an alternative or supplement to additive rapid prototyping, CNC machining can be used to produce low volumes of high-quality custom parts in either metal or plastic, while for follow-on functional testing, market evaluation and production runs, parts are typically manufactured using injection molding. Both CNC machining and injection molding yield a part with the look, feel and performance of the finished product.

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

Our Solution

We have developed proprietary software and advanced manufacturing processes that automate much of the skilled labor conventionally required in quoting, production engineering and manufacturing custom parts. We believe our interactive web-based interface and highly automated processes address the desires of many product developers for a fast, efficient and cost-effective means of obtaining low-volume custom parts. We also believe the use of our advanced technology to bring speed and efficiency at competitive prices to product developers is the primary reason we have become a leading supplier of low-volume custom CNC-machined and injection-molded parts.

Key elements of our solution include:

Sophisticated Technology that Reduces Turnaround Time

Our web-based interface and proprietary software automate many of the manual and time-consuming processes typically required to obtain custom CNC-machined or injection-molded parts from conventional suppliers. Our platform automates many aspects of the entire process from design submission through manufacturability analysis and feedback, quotation, order submission, mold design, tool path generation and mold or part manufacture. Our prospective customers upload a 3D CAD file of their required part through our website, and often within minutes our software analyzes the manufacturability of the product and, if we are able to make the part, returns a firm price quotation with any recommendations for design modifications. Our quoting system is highly interactive, enabling our prospective customers to change the material, finish, quantity or shipping schedule of orders, and to instantly receive an updated quotation. Once an order is received, our software automates much of the mold design, tool path generation and mold or part manufacture that normally require skilled labor. As a result, in many cases we are able to quote orders in minutes and ship parts in as little as one business day.

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

Attractive Low-Volume Pricing

Based on internal market research, we believe we generally have competitive pricing on low-volume orders. We believe this is a direct result of our technology and the efficiency of our operations, both of which were designed specifically for low-volume production. By automating and integrating many of the manual processes conventionally involved in quoting and manufacturing low-volume custom CNC-machined and injection-molded parts, we have significantly reduced or eliminated most of the non-recurring engineering labor costs associated with these processes. These costs are typically a significant portion of the total costs in the low-volume custom parts manufacturing environment, and as a result, we can typically offer product developers competitive prices on low-volume custom manufactured parts.

Scale to Process Large Numbers of Unique Part Designs

Our proprietary, highly scalable quoting technology addresses the manual processes conventionally involved in submitting a design, analyzing its manufacturability, making design revision recommendations and generating price quotations. This enables us to quickly analyze high volumes of 3D CAD part design submissions and provide feedback to our prospective product developer customers. In 2013 alone, we generated quotations for over 390,000 design submissions. Our proprietary manufacturing automation technology is also highly scalable, enabling us to process large numbers of unique designs and efficiently manufacture the related parts to meet the needs of product developers.

Our Competitive Advantages

We believe our leadership position is based on a number of distinct competitive advantages:

Advanced Proprietary Technology

Our proprietary technology automates much of the skilled labor conventionally required to quote and manufacture low-volume custom parts, including the often time-consuming steps of design submission, manufacturability analysis and feedback, quotation, order submission, mold design, tool path generation, mold or part manufacture, and production management. This technology has been developed and continually expanded and refined over our 14 years of providing custom mold and part manufacturing services to our customers. We believe our proprietary technology gives us significant advantages over our competitors, who typically lack the expertise and resources to develop similar technology.

Turnaround Speed

We believe we are generally the fastest provider of low-volume custom CNC-machined or injection-molded parts.

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

Operations Designed for Low-Volume Manufacturing

Unlike conventional custom parts manufacturers, our operating model is specifically designed for efficient low- volume production. Our customer interactions occur primarily online, and our proprietary technology eliminates much of the skilled labor conventionally required for manufacturability analysis and feedback, quotation, order submission, mold design, tool path generation and mold or part manufacture. These functions typically account for a significant portion of the total costs in the low-volume custom parts manufacturing environment. Our automation enables us to quote many thousands of CNC-machined or injection-molded part designs per month, which we believe few of our competitors can match.

Marketing and Sales Strength

We have developed expertise in marketing to product developers, both within our existing customer companies and at companies we have not yet served. We attract customers by using a variety of marketing tactics, resulting in both lead generation and brand reinforcement. Through December 31, 2013, we have generated a database of over 370,000 product developers that represent current or potential future users of our services.

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

Deep Industry Knowledge

We believe that the volume of new custom part designs we process and the size and diversity of our customer base give us unique insight into the needs of our prospective customers. This has allowed us to focus our development resources on areas that we believe represent significant opportunities for our business. Through December 31, 2013, we have received over 1,400,000 uploaded part designs, sent over 1,200,000 part quotations and shipped over 300,000 unique parts to approximately 36,000 product developers representing over 16,000 customer companies across a wide range of industries.

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

Expand the Range of Parts We Offer

We regularly analyze the universe of customer design submissions that we are currently unable to manufacture and focus a significant portion of our research and development efforts on expanding the range of parts that we can produce. Since we first introduced our Protomold injection molding service in 1999, we have steadily expanded the size and geometric complexity of the injection-molded parts we are able to manufacture, and we continue to extend the diversity of materials we are able to support. Similarly, since first introducing our Firstcut CNC machining service in 2007, we have expanded the range of part sizes, design geometries and materials we can support. For example, during 2012 we expanded the number of materials we offer to include a variety of high temperature resins available through our Protomold injection molding service and steel, stainless steel, magnesium and copper in our Firstcut machining service. As we continue to expand the range of our existing process capabilities, we believe we will meet the needs of a broader set of product developers and consequently convert a higher number of quotation requests into orders.

Introduce New Manufacturing Processes

We seek to identify additional manufacturing processes to which we can apply our technology and expertise to meet a greater range of product developers’ needs. Introducing new manufacturing processes can both attract new customers and provide us with a significant opportunity to cross-sell with our existing services to our existing customer base. As an example of a new manufacturing process, our Firstcut service was first introduced in the United States in 2007 and has grown to represent 30% of our total revenue in the year ended December 31, 2013. We regularly evaluate new manufacturing processes to offer product developers and introduce such new processes when we are confident that a sufficient market need exists and that we can offer the same advantages our customers have come to expect from us. For example, recently our largest research and development initiatives have revolved around thixomolding of magnesium, metal injection molding of steel alloys and liquid silicone rubber injection molding. During 2013, we made progress on each of these initiatives towards commercialization as service offerings to our customers. See Item 6. “Selected Financial Data” for disclosure of our historical research and development expenses.

Expand into New Geographic Markets

We believe there may be opportunities to grow by identifying and expanding into select additional geographic markets. We currently operate in the United States, Europe and Japan, where we believe a substantial portion of the world’s product developers are located. We entered the European market in 2005, and by 2013, this region represents approximately 19% of our total revenue. We launched operations in Japan in late 2009 and have achieved enough growth there to prompt a move into a larger facility in early 2012. While we currently do not have specific plans to expand into any particular geographic markets, we believe opportunities exist to serve the needs of product developers in select new geographic regions and we will continue to evaluate such opportunities if and when they arise. For discussion of our financial information about the geographic markets where we operate, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 17 – Segment and Geographic Information” in our consolidated financial statements.

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

Protomold

Our Protomold service uses our 3D CAD-to-CNC machining technology for the automated design and manufacture of aluminum injection molds, which are then used to produce custom injection-molded parts on commercially-available equipment. Our Protomold service is used for both prototype and short-run production. Prototype quantities typically range from 25 to 100 parts. Because we retain possession of the molds, customers who need short-run production often come back to Protomold for additional quantities typically ranging up to 10,000 parts. They do so either to support pilot production while their tooling for high-volume production is being prepared or because their product will only be released in a limited quantity. These additional part orders typically occur on approximately half of the molds that we make, typically accounting for approximately half of our total Protomold revenue.

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

Mold Design

Our software technology and mold manufacturing system have co-evolved over more than 14 years of development, resulting in a standardized and efficient process for taking a customer’s 3D CAD model and creating the physical mold needed to make plastic parts. Our software enables our mold designers to quickly create the mold geometry specific to the customer’s part and automates the design of most other mold features, thus eliminating much of the skilled labor normally associated with mold design in a conventional environment.

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

We maintain brand awareness with product developers through the regular distribution of technical information including design guidelines, engineering white papers and a quarterly journal targeted at product developers. We also send out product giveaways that highlight technical aspects of injection molding we feel would be of interest to product developers. We believe these educational materials are key aspects of our lead generation efforts. In our Cool Idea! marketing program, we plan to award up to a total of $250,000 of our services to entrepreneurs with a “cool idea.” In addition to supporting entrepreneurs and innovative product development, we believe this program can generate good will, press coverage and word-of-mouth brand awareness.

Sales and Customer Service

We maintain an internal sales team trained in the basics of part design and the capabilities of our manufacturing services, as well as the key advantages of our services over alternative methods of low-volume custom parts manufacturing. We organize our sales team into two complementary roles: business development and account management, the former focused on selling to new customer companies and the latter focused on expanding sales within existing customer companies. We believe our sales staff is adept at researching customer companies and networking to find additional product developers that may have a need for our services. We also have a team of customer service engineers who can support highly technical engineering discussions with product developers as required during the sales process. Our revenue is generated from a diverse customer base, with no single customer company representing more than 2% of our total revenue in 2013.

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

•

Other custom manufacturers. There are thousands of machine shops and injection molding suppliers worldwide. The size and scale of these businesses range from very small specialty shops to large, high-volume production manufacturers.

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

Intellectual Property

We regard our patents, trademarks, service marks, trade dress, trade secrets, copyrights, domain names and other intellectual property as valuable to our business and rely on patent, trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, vendors and others to protect our proprietary rights. We register our patents, trademarks and service marks in the United States and other jurisdictions as we deem appropriate. As of December 31, 2013, we own and have applications pending for patents relating to various aspects of our quoting and manufacturing processes as follows:

Jurisdiction	Issued Patents	Applications Pending
United States	15	1
United Kindgom	2	0
Germany	0	2

Our patents have expiration dates ranging from 2022 to 2031. We also own approximately 11 registered United States trademarks or service marks as of December 31, 2013, with corresponding registered protection in Europe and Japan for the most important of these marks such as PROTO LABS, PROTOMOLD, FIRSTCUT, PROTOQUOTE, FIRSTQUOTE and PROTOFLOW and corresponding registered protection in Australia, Canada and Mexico for PROTOMOLD. There can be no assurance that the steps we take to protect our proprietary rights will be adequate or that third parties will not infringe or misappropriate such rights. We have been subject to claims and expect to be subject to legal proceedings and claims from time to time in the ordinary course of our business. In particular, we may face claims from third parties that we have infringed their patents, trademarks or other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. Any unauthorized disclosure or use of our intellectual property could make it more expensive to do business and harm our operating results.

Employees

As of December 31, 2013, we had 749 full-time employees. None of our employees is covered by a collective bargaining agreement. We consider our current relationship with our employees to be good. We also regularly use independent contractors and other temporary employees across the organization to augment our regular staff. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

Available Information

Our principal executive offices are located 5540 Pioneer Creek Drive, Maple Plain, Minnesota 55359 and our telephone number is (763) 479-3680. Our website address is www.protolabs.com. Information on our website does not constitute part of this Annual Report on Form 10-K or any other report we file or furnish with the SEC. We provide free access to various reports that we file with or furnish to the SEC through our website as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports. Our SEC reports can be accessed through the investor relations section of our website or through the SEC’s website at www.sec.gov.

Executive Officers of the Registrant

Set forth below are the names of our current executive officers, their ages, titles, the year first appointed as an executive officer, and employment for the past five years:

Victoria M. Holt	56	President, Chief Executive Officer and Director
Robert Bodor	41	Chief Technology Officer
John R. Judd	57	Chief Financial Officer
Donald G. Krantz	58	Chief Operating Officer
Jacqueline D. Schneider	48	Vice President of Sales and Customer Service
John B. Tumelty	43	Managing Director of Proto Labs, Limited

Executive officers of the Company are elected at the discretion of the board of directors with no fixed terms. There are no family relationships between or among any of the executive officers or directors of the Company.

Victoria M. Holt. Ms. Holt has been our President and Chief Executive Officer since February 2014. Prior to joining us, Ms. Holt served as President and Chief Executive Officer of Spartech Corporation, a leading producer of plastic sheet, compounds and packaging products, from September 2010 until Spartech was purchased by PolyOne Corporation in March 2013. Prior to Spartech, Ms. Holt worked at PPG Industries, a leading coatings and specialty products company, serving as Senior Vice President, Glass and Fiber Glass, from May 2005 until September 2010. Ms. Holt also is a member of the Board of Directors of Waste Management, Inc.

Robert Bodor. Dr. Bodor has served as our Chief Technology Officer since July 2013. From December 2012 to June 2013, Dr. Bodor served as our Director of Business Development. Prior to joining Proto Labs, from January 2011 to December 2012, Dr. Bodor held several roles at Honeywell, most recently leading SaaS business offerings for Honeywell’s Life Safety Division. From August 2009 to October 2010, Dr. Bodor served as Chief Technology Officer for Luma, LLC (formerly known as Inveni LLC), a web-based technology company. From September 2005 to August 2009, Dr. Bodor held various positions with McKinsey & Company, advising Fortune 500 companies in the high technology, industrial, and medical sectors, most recently as Engagement Manager.

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

In particular, we plan to increase our research and development efforts and to continue to focus a significant portion of those efforts to further develop our technology in areas such as our interactive user interface and manufacturing processes, potentially introduce new manufacturing processes within the research and development initiative we refer to as Protoworks, and broaden the range of parts that we are able to manufacture. We believe successful execution of this part of our business plan is critical for our ability to compete in our industry and grow our business, and there are no guarantees we will be able to do so in a timely fashion, or at all. Broadening the range of parts we offer is of particular importance since limitations in manufacturability are the primary reason we are not able to fulfill many quotation requests. There are no guarantees that the resources devoted to executing on this aspect of our business plan will improve our business and operating results or result in increased demand for our products and services. Failures in this area could adversely impact our operating results and harm our reputation and brand. And even if we are successful in executing in these areas, our industry is subject to rapid and significant technological change, and our competitors may develop new technologies, processes and services that are superior to ours. Research and development costs were approximately $11.9 million, $9.1 million and $5.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for additional discussion related to research and development costs.

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

Over the past several years, we have experienced rapid growth. For example, we have grown from 277 full-time employees as of January 1, 2009 to 749 full-time employees as of December 31, 2013. We have expanded internationally, including establishing manufacturing operations in Europe in 2005 and in Japan in late 2009. In 2011, we added a number of key individuals to our organization. We expect this growth to continue and the number of countries and facilities from which we operate to continue to increase in the future. Our ability to effectively manage our anticipated growth and expansion of our operations will require us to do, among other things, the following:

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

Although our revenue has grown from $43.8 million for the year ended December 31, 2009 to $163.1 million for the year ended December 31, 2013, we likely will not be able to maintain our historical rate of revenue growth. We believe that our continued revenue growth will depend on many factors, a number of which are out of our control, including among others, our ability to:

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

We have established our operations in the United States, Europe and Japan and are seeking to further expand our international operations. As of December 31, 2013, we had sold products into more than 50 countries. In addition to English, our website is available in British English, French, German, Italian, Japanese and Spanish. Our international revenue accounted for approximately 27%, 25% and 26% of our total revenue in the years ended December 31, 2013, 2012 and 2011, respectively. The future growth and profitability of our international business is subject to a variety of risks and uncertainties. Many of the following factors have adversely affected our international operations and sales to customers located outside of the United States and may again in the future:

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

As a manufacturer of CNC-machined and injection-molded custom parts, we are required to meet certain regulatory standards, including International Organization for Standardization, or ISO, 9001:2008 for our manufacturing facilities in Minnesota. If any regulatory inspection reveals that we are not in compliance with applicable standards, regulators may take action against us, including issuing a warning letter, imposing fines on us, requiring a recall of the parts we manufactured or closing our manufacturing facilities. If any of these actions were to occur, it could harm our reputation as well as our business, financial condition and operating results. In addition, we may need to obtain additional certifications in the future and there are no guarantees we would be able to do so on a timely basis, if at all. Moreover, obtaining and maintaining required regulatory certifications can be costly and divert management’s attention.

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

Risks Relating to Ownership of Our Common Stock

Our stock price has been and may continue to be volatile.

In the year ended December 31, 2013, our common stock had traded as high as $89.97 and as low as $37.23. The market for our common stock may become less active, liquid or orderly, which could depress the trading price of our common stock. Some of the factors, many of which are outside of our control, that may cause the market price of our common stock to fluctuate include:

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

Our failure to maintain proper and effective internal controls over financial reporting and otherwise comply with Section 404 of the Sarbanes-Oxley Act, or prevent or detect misstatements in our financial statements in the future could harm our business and cause a decrease in our stock price.

Ensuring that we have internal financial and accounting controls and procedures adequate to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we are required to perform annual system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. If we are not able to comply with the requirements of Section 404 in the future, or if we fail to prevent or detect misstatements in the financial statements we include in our reports filed with the SEC, our business could be harmed and the market price of our common stock could decline.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

United States

Our corporate headquarters are located in Maple Plain, Minnesota in a facility we own encompassing approximately 95,000 square feet of office and manufacturing space. We also own a nearby facility encompassing approximately 35,000 square feet of manufacturing space. We lease an additional facility on a property adjacent to our headquarters that encompasses approximately 40,000 square feet of manufacturing space. The lease for this facility expires in 2017, subject to our option to renew for up to two additional five-year terms. We also own a facility in Rosemount, Minnesota that encompasses approximately 130,000 square feet of manufacturing and office space. In August 2013, we purchased a facility in Plymouth, Minnesota that includes approximately 175,000 square feet of manufacturing and office space. This property is currently undergoing renovations to accommodate the growth of our operations and we expect to begin manufacturing in this facility in 2014.

Europe

Our European operations are headquartered in Telford, United Kingdom in a leased facility encompassing approximately 135,000 square feet of office and manufacturing space. The lease for this facility expires in 2016.

We also lease office space in Mosbach, Germany, Chambery, France and Novara, Italy for sales and customer service and technical support staff. We expect that the existing European production facilities will provide sufficient space for our European operations for the foreseeable future.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has traded on the New York Stock Exchange (NYSE) under the symbol “PRLB” since February 24, 2012. Our initial public offering was priced at $16.00 per share. Prior to that date, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low intraday sales prices for our common stock as reported on the NYSE:

	Fiscal 2013		Fiscal 2012
	High	Low	High	Low

First Quarter (1)	$53.91	$37.23	$35.93	$25.00
Second Quarter	$67.40	$43.61	$39.08	$24.90
Third Quarter	$80.66	$61.46	$41.10	$28.76
Fourth Quarter	$89.97	$65.52	$39.80	$27.96

(1) The period reported for first quarter of 2012 is from February 24, 2012 through March 31, 2012.

On February 21, 2014, the last reported sale price of our common stock on the NYSE was $79.70 per share. As of February 21, 2014, we had 13 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

Outstanding Equity Awards

The following table summarizes, as of December 31, 2013, information about shares of our common stock that may be issued under equity compensation plans approved by shareholders and plans not approved by shareholders:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares in first column)

Equity compensation plans approved by shareholders(1)(2)	1,143,250	$19.03	4,449,205(3)

Equity compensation plans not approved by shareholders	None	N/A	None

(1)    Includes the 2000 Stock Option Plan, the 2012 Long-Term Incentive Plan and our Employee Stock Purchase Plan

(2)    The 2012 Long-Term Incentive Plan contains an "evergreen" provision, pursuant to which the number of shares of common stock reserved for issuance under the 2012 Long-Term Incentive Plan shall be increased on January 1 of each year beginning in 2012 and ending on (and including) January 1, 2021 in an amount equal to the lesser of 3% of the total number of our shares outstanding as of December 31 of the immediately preceding calendar year or a number of shares determined by our board of directors.

(3)    Includes 1,382,891 shares remaining available for issuance as of December 31, 2013 under our Employee Stock Purchase Plan.

Performance Graph

The following graph shows a comparison from February 24, 2012 (the date our common stock commenced trading on the NYSE) through December 31, 2013 of the cumulative total return for our common stock, the S&P 500 Index and the Russell 2000 Index. We have selected the Russell 2000 Index because the Russell 2000 Index measures the performance of the small market capitalization segment of U.S. equity instruments and we are a member company included in the Russell 2000 Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the S&P 500 Index and the Russell 2000 Index assume reinvestment of dividends.

	Period Ending
Index	02/23/12	03/31/12	06/30/12	09/30/12	12/31/12	03/31/13	06/30/13	09/30/13	12/31/13
Proto Labs, Inc.	100.00	213.06	179.75	211.38	246.38	306.88	406.06	477.44	444.88
S&P 500	100.00	103.30	99.90	105.66	104.60	115.09	117.81	123.33	135.56
Russell 2000	100.00	100.13	96.29	100.99	102.43	114.75	117.88	129.49	140.33

Unregistered Sales of Equity Securities and Issuer Purchases of Equity Securities

We did not sell any unregistered equity securities or purchase any of our securities during the year ended December 31, 2013.

Item 6. Selected Financial Data

The following tables set forth selected consolidated financial data for the periods and at the dates indicated. The selected consolidated statements of comprehensive income data for the years ended December 31, 2013, 2012 and 2011 and selected consolidated balance sheets data as of December 31, 2013 and 2012 are derived from our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The selected consolidated statements of comprehensive income data for the years ended December 31, 2010 and 2009 and selected consolidated balance sheet data as of December 31, 2011, 2010 and 2009 are derived from our audited consolidated financial statements not included in this report.

The historical results presented below are not necessarily indicative of the results to be expected for any future period. You should read this selected consolidated financial data in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes appearing in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	Year Ended December 31,
(in thousands, except share and per share amounts)	2013	2012	2011	2010	2009

Consolidated Statements of Comprehensive Income Data
Revenue	$163,112	$125,991	$98,939	$64,919	$43,833
Cost of revenue	61,410	49,853	39,324	25,443	18,559
Gross profit	101,702	76,138	59,615	39,476	25,274
Operating expenses:
Marketing and sales	22,386	18,098	15,752	10,867	8,262
Research and development	11,863	9,137	5,222	4,281	3,140
General and administrative	16,154	13,957	11,772	7,629	5,965
Loss on impairment of foreign subsidiary assets	-	-	-	773	-
Total operating expenses	50,403	41,192	32,746	23,550	17,367
Income from operations	51,299	34,946	26,869	15,926	7,907
Other income (expense), net	279	23	(114)	(213)	(517)
Income before income taxes	51,578	34,969	26,755	15,713	7,390
Provision for income taxes	16,301	10,944	8,783	4,762	3,167
Net income	35,277	24,025	17,972	10,951	4,223
Less: dividends on redeemable preferred stock	-	-	(4,179)	(4,179)	(4,180)
Less: undistributed earnings allocated to preferred shareholders	-	-	(4,507)	(2,377)	(16)
Net income attributable to common shareholders(1)	$35,277	$24,025	$9,286	$4,395	$27

Net income per share(1)
Basic	$1.40	$1.03	$0.75	$0.40	$0.00
Diluted	$1.36	$0.98	$0.67	$0.34	$0.00
Weighted average shares outstanding(1)
Basic	25,198,556	23,373,593	12,352,004	11,079,432	10,564,946
Diluted	25,859,741	24,443,665	13,939,072	13,051,458	13,201,762
Other comprehensive income (loss) (net of tax)
Foreign currency translation adjustments	$(163)	$(190)	$(280)	$(214)	$152
Comprehensive income	$35,114	$23,835	$17,692	$10,737	$4,375

Other Financial Data:
Non-GAAP net income (unaudited)(2)	$37,891	$26,220	$18,764	$11,226	$4,435

Stock-based compensation expense included in the statements of comprehensive income data above is as follows:

	Year Ended December 31,
(in thousands)	2013	2012	2011	2010	2009

Stock options and grants	$3,084	$2,539	$1,130	$331	$245
Employee stock purchase plan	377	500	-	-	-
Total stock-based compensation expense	$3,461	$3,039	$1,130	$331	$245

Cost of revenue	$316	$335	$78	$39	$29
Operating expenses:
Marketing and sales	610	418	215	84	70
Research and development	754	486	274	73	53
General and administrative	1,781	1,800	563	135	93
Total stock-based compensation expense	$3,461	$3,039	$1,130	$331	$245

	Year Ended December 31,
(in thousands)	2013	2012	2011	2010	2009

Consolidated Balance Sheets Data
Cash and cash equivalents	$43,039	$36,759	$8,135	$6,101	$2,703
Working capital	96,132	78,617	18,138	10,424	4,533
Total assets	230,175	172,722	62,326	38,354	28,797
Total liabilities	18,532	16,023	15,675	11,730	13,297
Redeemable convertible preferred stock and redeemable common stock	-	-	66,894	62,715	58,536
Total shareholders' equity (deficit)	$211,643	$156,699	$(20,243)	$(36,091)	$(43,036)

(1)

See Note 3 of Notes to Consolidated Financial Statements for an explanation of the method used to calculate net income per basic and diluted share attributable to common shareholders and weighted average shares outstanding for the years ended December 31, 2013, 2012 and 2011, respectively.

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

The following table presents a reconciliation of non-GAAP net income, adjusted for stock-based compensation expense, to net income for each of the periods indicated:

	Year Ended December 31,
	2013	2012	2011	2010	2009
(in thousands)	(unaudited)
Non-GAAP net income, adjusted for stock-based compensation expense:
GAAP net income	$35,277	$24,025	$17,972	$10,951	$4,223
Add back: Stock-based compensation expense
Cost of revenue	316	335	78	39	29
Marketing and sales	610	418	215	84	70
Research and development	754	486	274	73	53
General and administrative	1,781	1,800	563	135	93
Total stock-based compensation expense	3,461	3,039	1,130	331	245
Less: Tax benefit on stock-based compensation	(847)	(844)	(338)	(56)	(33)
Non-GAAP net income	$37,891	$26,220	$18,764	$11,226	$4,435

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

Overview

We are a leading online and technology-enabled manufacturer of quick-turn CNC-machined and injection-molded custom parts for prototyping and short-run production. We provide “Real Parts, Really Fast” to product developers worldwide, who are under increasing pressure to bring their finished products to market faster than their competition. We believe low-volume manufacturing has historically been an underserved market due to the inefficiencies inherent in the quotation, equipment set-up and non-recurring engineering processes required to produce custom parts. Our proprietary technology eliminates most of the time-consuming and expensive skilled labor conventionally required to quote and manufacture parts in low volumes, and our customers conduct nearly all of their business with us over the Internet. We target our services to the millions of product developers who use 3D CAD software to design products across a diverse range of end-markets. Our primary manufacturing services currently include Firstcut, which is our CNC machining service, and Protomold, which is our injection molding service. Through December 31, 2013, we have received over 1,400,000 uploaded part designs, sent over 1,200,000 part quotations and shipped over 300,000 unique parts to approximately 36,000 product developers representing over 16,000 customer companies across a wide range of industries.

We have experienced significant growth since our inception. Since we first introduced our Protomold injection molding service in 1999, we have steadily expanded the size and geometric complexity of the injection-molded parts we are able to manufacture, and we continue to extend the diversity of materials we are able to support. Similarly, since first introducing our Firstcut CNC machining service in 2007, we have expanded the range of part sizes, design geometries and materials we can support. We are also continually seeking to enhance other aspects of our technology and manufacturing processes, including our interactive web-based and automated user interface and quoting system. We intend to continue to invest significantly in enhancing our technology and manufacturing processes and expanding the range of our existing capabilities with the aim of meeting the needs of a broader set of product developers. As a result of the factors described above, many of our customers tend to return to Proto Labs to meet their ongoing needs, with approximately 86%, 84% and 81% of our revenue in 2013, 2012 and 2011, respectively, derived from existing customers who had placed orders with us in prior years.

We have established our operations in the United States, Europe and Japan, which we believe are three of the largest geographic markets where product developers are located. We entered the European market in 2005 and launched operations in Japan in late 2009. As of December 31, 2013, we had sold products into more than 50 countries. Our revenue outside of the United States accounted for approximately 27%, 25% and 26% of our consolidated revenue in the years ended December 31, 2013, 2012 and 2011, respectively. We intend to continue to expand our international sales efforts and believe opportunities exist to serve the needs of product developers in select new geographic regions.

We have grown our total revenue from $43.8 million in 2009 to $163.1 million in 2013. During this period, our operating expenses increased from $17.4 million in 2009 to $50.4 million in 2013. We have grown our income from operations from $7.9 million in 2009 to $51.3 million in 2013. Our recent growth in revenue and income from operations has been accompanied by increased operating expenses, with the two most significant components being marketing and sales and general and administrative expenses. We expect to increasingly invest in our operations to support anticipated future growth as discussed more fully below.

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

Key Financial Measures and Trends

Revenue

Our operations are comprised of three geographic business units in the United States, Europe and Japan. Revenue within each of our subsidiaries is derived from our Firstcut and Protomold services. Firstcut revenue consists of sales of CNC-machined custom parts. Protomold revenue consists of sales of custom injection molds and injection-molded parts. Our revenue is generated from a diverse customer base, with no single customer company representing more than 2% of our total revenue in 2013. Our historical and current efforts to increase revenue have been directed at gaining new customers and selling to our existing customer base by increasing marketing and selling activities, offering additional services such as the introduction of our Firstcut service in 2007, expanding internationally such as the opening of our Japanese office in 2009, improving the usability of our services such as our web-centric applications, and expanding the breadth and scope of our products such as by adding more sizes and materials to our offerings.

During 2013, we sold our services to approximately 5,730 customer companies from our existing customer base, an increase of 20% over the comparable period in 2012, and to approximately 3,020 new customer companies, an increase of 1% over the comparable period in 2012. During 2012, we sold our services to approximately 4,760 customer companies from our existing customer base, an increase of 39% over the comparable period in 2011, and to approximately 2,990 new customer companies, an increase of 15% over the comparable period in 2011. During 2011, we sold our services to approximately 3,430 customer companies from our existing customer base, an increase of 38% over the comparable period in 2010, and to approximately 2,600 new customer companies, an increase of 36% over the comparable period in 2010.

During 2013, we served approximately 7,820 existing product developers, an increase of 30% over the comparable period in 2012, and approximately 8,300 new product developers, an increase of 12% over the comparable period in 2012. During 2012, we served approximately 6,020 existing product developers, an increase of 38% over the comparable period in 2011, and approximately 7,430 new product developers, an increase of 23% over the comparable period in 2011. During 2011, we served approximately 4,360 existing product developers, an increase of 44% over the comparable period in 2010, and approximately 6,060 new product developers, an increase of 48% over the comparable period in 2010.

Cost of Revenue, Gross Profit and Gross Margin

Cost of revenue consists primarily of raw materials, equipment depreciation, employee compensation, benefits, stock-based compensation and overhead allocations associated with the manufacturing process for molds and custom parts. We expect cost of revenue to increase in absolute dollars, but remain relatively constant as a percentage of total revenue.

Our business model requires that we invest in our capacity well in advance of demand to ensure we can fulfill the expectations for quick service from our customers. Therefore, during each of 2013 and 2012 we made significant investments in additional factory space and infrastructure in the United States and Japan. We expect to continue to grow in future periods, which will result in the need for additional investments in factory space and equipment. We expect that these additional costs for factory and equipment expansion can be absorbed by revenue growth, and allow gross margins to remain relatively consistent over time.

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

Operating Expenses

Operating expenses consist of marketing and sales, research and development and general and administrative expenses. Personnel-related costs are the most significant component of the marketing and sales, research and development and general and administrative expense categories.

Our recent growth in operating expenses is mainly due to higher headcounts to support our growth and expansion, and we expect that trend to continue. Our business strategy is to continue to be a leading online and technology-enabled manufacturer of quick-turn CNC-machined and injection-molded custom parts for prototyping and short-run production. For us to achieve our goals, we anticipate continued substantial investments in technology and personnel, resulting in increased operating expenses.

Marketing and sales. Marketing and sales expense consists primarily of employee compensation, benefits, commissions, stock-based compensation, marketing programs such as print and pay-per-click advertising, trade shows, direct mail and other related overhead. We expect sales and marketing expense to increase in the future as we increase the number of marketing and sales professionals and marketing programs targeted to increase our customer base.

Research and development. Research and development expense consists primarily of employee compensation, benefits, stock-based compensation, depreciation on equipment, outside services and other related overhead. All of our research and development costs have been expensed as incurred. We expect research and development expense to increase in the future as we seek to enhance and expand our service offerings.

General and administrative. General and administrative expense consists primarily of employee compensation, benefits, stock-based compensation, professional service fees related to accounting, tax and legal and other related overhead. We expect general and administrative expense to increase on an absolute basis and as a percentage of revenue as we continue to grow and expand our operations and develop the infrastructure necessary to operate as a public company. These expenses will include increased audit and legal fees, costs of compliance with securities and other regulations and implementation costs for compliance with the provisions of the Sarbanes-Oxley Act.

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

	Year Ended December 31,				Change		Year Ended December 31,				Change
(dollars in thousands)	2013		2012		$	%	2012		2011		$	%

Revenue	$163,112	100.0%	$125,991	100.0%	$37,121	29.5%	$125,991	100.0%	$98,939	100.0%	$27,052	27.3%
Cost of revenue	61,410	37.6	49,853	39.6	11,557	23.2	49,853	39.6	39,324	39.7	10,529	26.8
Gross profit	101,702	62.4	76,138	60.4	25,564	33.6	76,138	60.4	59,615	60.3	16,523	27.7
Operating expenses:
Marketing and sales	22,386	13.7	18,098	14.4	4,288	23.7	18,098	14.4	15,752	15.9	2,346	14.9
Research and development	11,863	7.3	9,137	7.2	2,726	29.8	9,137	7.2	5,222	5.3	3,915	75.0
General and administrative	16,154	9.9	13,957	11.1	2,197	15.7	13,957	11.1	11,772	11.9	2,185	18.6
Total operating expenses	50,403	30.9	41,192	32.7	9,211	22.4	41,192	32.7	32,746	33.1	8,446	25.8
Income from operations	51,299	31.5	34,946	27.7	16,353	46.8	34,946	27.7	26,869	27.2	8,077	30.1
Other income (expense), net	279	0.1	23	0.1	256	*	23	0.1	(114)	(0.2)	137	*
Income before income taxes	51,578	31.6	34,969	27.8	16,609	47.5	34,969	27.8	26,755	27.0	8,214	30.7
Provision for income taxes	16,301	10.0	10,944	8.7	5,357	48.9	10,944	8.7	8,783	8.8	2,161	24.6
Net income	$35,277	21.6%	$24,025	19.1%	$11,252	46.8%	$24,025	19.1%	$17,972	18.2%	$6,053	33.7%

*      Percentage change not meaningful

Stock-based compensation expense included in the statements of comprehensive income data above is as follows:

	Year Ended December 31,
(dollars in thousands)	2013	2012	2011

Stock options and grants	$3,084	$2,539	$1,130
Employee stock purchase plan	377	500	-
Total stock-based compensation expense	$3,461	$3,039	$1,130

Cost of revenue	$316	$335	$78
Operating expenses:
Marketing and sales	610	418	215
Research and development	754	486	274
General and administrative	1,781	1,800	563
Total stock-based compensation expense	$3,461	$3,039	$1,130

Comparison of Years Ended December 31, 2013 and 2012

Revenue

Revenue and the related changes for 2013 and 2012 were as follows:

	Year Ended December 31,
	2013		2012		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue
Protomold	$115,069	70.5%	$90,371	71.7%	$24,698	27.3%
First Cut	48,043	29.5	35,620	28.3	12,423	34.9

Total revenue	$163,112	100.0%	$125,991	100.0%	$37,121	29.5%

Revenue by geographic region, based on the billing location of the end customer, is summarized as follows:

	Year Ended December 31,
	2013		2012		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue
United States	$119,870	73.5%	$94,866	75.3%	$25,004	26.4%
International	43,242	26.5	31,125	24.7	12,117	38.9

Total revenue	$163,112	100.0%	$125,991	100.0%	$37,121	29.5%

Our revenue increased $37.1 million, or 29.5%, for 2013 compared with 2012. This revenue growth was driven by a 26.4% increase in United States revenue, a 38.9% increase in international revenue, a 27.3% increase in Protomold revenue and a 34.9% increase in Firstcut revenue, in each case for 2013 compared with 2012.

Our revenue growth in 2013 was the result of increased volume and spending of the product developers we served. During 2013, we served approximately 16,120 unique product developers, an increase of 20% over 2012. Average revenue per product developer also increased 8% during 2013 as compared to 2012.

Our revenue increases were primarily driven by increases in sales personnel and marketing activities. Our sales personnel focus on gaining new customer accounts and expanding the depth and breadth into existing customer accounts. Our marketing personnel focus on marketing activities that have proven to result in the greatest number of customer leads to support sales activity. International revenue was negatively impacted by $1.7 million in 2013 compared to 2012 due to strengthening of the United States dollar relative to certain foreign currencies. The effect of pricing changes on revenue was immaterial for 2013 compared to 2012.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $11.6 million, or 23.2%, for 2013 compared to 2012, which was slower than the rate of revenue increase of 29.5% for 2013 compared to 2012. The increase in cost of revenue was due to raw material and production cost increases of $4.8 million to support increased sales volumes, equipment and facility-related cost increases of $1.9 million and an increase in direct labor headcount resulting in personnel and related cost increases of $4.9 million.

Gross Profit and Gross Margin. Gross profit increased from $76.1 million, or 60.4% of revenues, in 2012 to $101.7 million, or 62.4% of revenues, in 2013 primarily due to revenue increasing faster than cost of revenue as discussed above. Gross margin increased primarily as a result of increased productivity as we leveraged production equipment and resources and additional capacity added in prior years.

Operating Expenses, Other Expense, Net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expense increased $4.3 million, or 23.7%, for 2013 compared to 2012 due to an increase in headcount resulting in personnel and related cost increases of $3.6 million and marketing program cost increases of $0.7 million. The increase in marketing program costs is the result of our focus and concentration on funding those programs which have proven to be the most effective in growing our business. Marketing and sales expense as a percentage of revenue decreased to 13.7% for 2013 from 14.4% in 2012, primarily due to the fixed nature of certain marketing and sales costs as well as focus on effective marketing spending as previously discussed.

Research and Development. Our research and development expense increased $2.7 million, or 29.8%, for 2013 compared to 2012 due to an increase in headcount resulting in personnel and related cost increases of $2.2 million and operating cost increases of $0.6 million, which were partially offset by a decrease in professional services of $0.1 million.

General and Administrative. Our general and administrative expense increased $2.2 million, or 15.7%, for 2013 compared to 2012 due to an increase in headcount resulting in personnel and related cost increases of $0.8 million, facility and administrative cost increases of $0.6 million and professional service cost increases of $0.8 million for outside legal and accounting services.

Other Income (Expense), Net. Other income (expense), net increased $0.3 million for 2013 compared with 2012 due to an increase in interest income of $0.4 million partially offset by $0.1 million due to unfavorable changes in foreign currency rates.

Provision for Income Taxes. Our income tax provision increased $5.4 million for 2013 compared to 2012 due an increase of taxable income. Our effective tax rate increased marginally to 31.6% in 2013 from 31.3% in 2012 due primarily to the mix of revenue earned in domestic and foreign tax jurisdictions and deductions for which we qualify in the current year.

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

Our revenue increased $27.1 million, or 27.3%, for 2012 compared with 2011. This revenue growth was driven by a 29.9% increase in United States revenue, a 20.0% increase in international revenue, a 22.0% increase in Protomold revenue and a 43.3% increase in Firstcut revenue, in each case for 2012 compared with 2011.

Our revenue growth in 2012 was the result of increased volume of the product developers we served. During 2012, we served approximately 13,450 unique product developers, an increase of 29% over 2012. Average revenue per product developer declined by 1% during 2012 as compared to 2011.

Our revenue increases were primarily driven by increases in sales personnel and marketing activities. Our sales personnel focus on gaining new customer accounts and expanding the depth and breadth into existing customer accounts. Our marketing personnel focus on marketing activities that have proven to result in the greatest number of customer leads to support sales activity. International revenue was negatively impacted by $0.3 million in 2012 compared to 2011 due to strengthening of the United States dollar relative to certain foreign currencies. The effect of pricing changes on revenue was immaterial for 2012 compared to 2011.

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

Research and Development. Our research and development expense increased $3.9 million, or 75.0%, for 2012 compared to 2011 due to an increase in headcount resulting in personnel and related cost increases of $1.0 million, operating cost increases of $0.8 million and professional services of $2.1 million for outside development services.

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

Other Income (Expense), Net. Other income (expense), net increased $0.1 million for 2012 compared with 2011 due to changes in foreign currency rates.

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

Selected Quarterly Results of Operations Data

The following tables set forth selected unaudited quarterly results of operations data for 2013 and 2012 as well as the percentage that each line item represents of total revenue. This unaudited quarterly information has been prepared on the same basis as our annual audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K and includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary to present fairly the financial information for the fiscal quarters presented. The quarterly data should be read in conjunction with our selected financial data and consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. Operating results for any quarter are not necessarily indicative of results for a full-year period, and the historical results presented below are not necessarily indicative of the results to be expected in any future period.

	Three Months Ended
(in thousands, except share and per share amounts)	Dec. 31, 2013	Sep. 30, 2013	Jun. 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sep. 30, 2012	Jun. 30, 2012	Mar. 31, 2012
	(unaudited)
Consolidated Statements of Comprehensive Income Data:
Revenue	$44,042	$42,008	$39,749	$37,313	$33,616	$32,454	$29,951	$29,970
Cost of revenue	16,427	16,053	14,896	14,034	12,611	12,760	12,239	12,243
Gross profit	27,615	25,955	24,853	23,279	21,005	19,694	17,712	17,727
Operating expenses:
Marketing and sales	6,164	5,409	5,550	5,263	4,658	4,442	4,557	4,441
Research and development	3,458	3,026	2,751	2,628	2,515	2,561	2,401	1,660
General and administrative	4,119	4,118	3,923	3,994	3,564	3,118	3,288	3,988
Total operating expenses	13,741	12,553	12,224	11,885	10,737	10,121	10,246	10,089
Income from operations	13,874	13,402	12,629	11,394	10,268	9,573	7,466	7,638
Other income (expense), net	129	31	116	3	114	314	173	(577)
Income before income taxes	14,003	13,433	12,745	11,397	10,382	9,887	7,639	7,061
Provision for income taxes	4,496	4,561	4,134	3,110	2,987	3,185	2,493	2,279
Net income	$9,507	$8,872	$8,611	$8,287	$7,395	$6,702	$5,146	$4,782

Net income per share:
Basic	$0.37	$0.35	$0.34	$0.33	$0.30	$0.28	$0.22	$0.23
Diluted	$0.36	$0.34	$0.33	$0.32	$0.29	$0.26	$0.20	$0.22

Shares used to compute net income per share:
Basic	25,506,107	25,384,940	25,258,932	25,014,907	24,557,878	24,052,409	23,929,886	20,934,948
Diluted	26,115,866	26,002,240	25,850,247	25,645,744	25,359,071	25,312,643	25,280,835	22,226,356

	Three Months Ended
	Dec. 31, 2013	Sep. 30, 2013	Jun. 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sep. 30, 2012	Jun. 30, 2012	Mar. 31, 2012
	(unaudited)
Consolidated Statements of Comprehensive Income Data:
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue	37.3	38.2	37.5	37.6	37.5	39.3	40.9	40.9
Gross profit	62.7	61.8	62.5	62.4	62.5	60.7	59.1	59.1
Operating expenses:
Marketing and sales	14.0	12.9	13.9	14.2	13.9	13.7	15.2	14.8
Research and development	7.8	7.2	6.9	7.0	7.5	7.9	8.0	5.5
General and administrative	9.3	9.8	9.9	10.7	10.6	9.6	11.0	13.3
Total operating expenses	31.1	29.9	30.7	31.9	32.0	31.2	34.2	33.6
Income from operations	31.6	31.9	31.8	30.5	30.5	29.5	24.9	25.5
Other income (expense), net	0.3	0.1	0.3	-	0.4	1.0	0.6	(1.9)
Income before income taxes	31.9	32.0	32.1	30.5	30.9	30.5	25.5	23.6
Provision for income taxes	10.2	10.9	10.4	8.3	8.9	9.8	8.3	7.6
Net income	21.6%	21.1%	21.7%	22.2%	22.0%	20.7%	17.2%	16.0%

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
(dollars in thousands)	2013	2012	2011

Net cash provided by operating activities	$48,441	$25,675	$23,535
Net cash used in investing activities	(58,481)	(79,617)	(18,503)
Net cash provided by (used in) financing activities	16,111	82,786	(2,845)
Effect of exchange rates on cash and cash equivalents	209	(220)	(153)
Net increase in cash and cash equivalents	$6,280	$28,624	$2,034

Sources of Liquidity

Historically, we have financed our operations and capital expenditures primarily through cash flow from operations and, to a lesser extent, lease financing and the use of bank loans. In February 2012, we completed the initial public offering of our common stock, which provided us with $71.5 million of cash, net of underwriting discounts and commissions and offering expenses payable by us. In November 2012, we completed a follow-on offering of our common stock, which provided us with $2.5 million of cash, net of underwriting discounts and commissions and offering expenses payable by us. We had cash and cash equivalents of $43.0 million as of December 31, 2013, an increase of $6.3 million from December 31, 2012. The increase in our cash was due primarily to cash generated through operations and exercises of stock options, which were partially reduced by investment activity. We had cash and cash equivalents of $36.8 million as of December 31, 2012, an increase of $28.6 million from December 31, 2011. The increase in our cash was due primarily to cash received from the initial public offering and follow-on offering of our common stock and generated through operations and partially reduced by investment activity. We had cash and cash equivalents of $8.1 million as of December 31, 2011, an increase of $2.0 million from December 31, 2010. The increase in our cash was due to cash generated by operations.

As of December 31, 2013, the amount of cash and cash equivalents held by foreign subsidiaries was $11.2 million. If these funds are needed for our domestic operations, we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We believe that our existing cash and cash equivalents together with cash generated from operations will be sufficient to meet our working capital expenditure requirements for at least the next 12 months.

Cash Flows from Operating Activities

Cash provided by operating activities was $48.4 million for the year ended December 31, 2013. We had net income of $35.3 million, which included non-cash charges consisting of $7.6 million in depreciation, $3.5 million in stock-based compensation, $1.5 million in amortization of held-to-maturity securities, $0.5 million in deferred taxes and $0.1 million in loss on the disposal of property and equipment, which was partially offset by $9.9 million of excess tax benefit on stock-based compensation. Other sources of cash in operating activities totaled $9.8 million, which included an increase in increase in income taxes payable of $8.8 million, increase in accounts payable of $1.6 million, increase in accrued liabilities and other of $0.9 million and decrease in prepaid expenses and other of $1.6 million, which were partially offset by an increase in accounts receivable of $2.5 million and increase in inventory of $0.6 million. The excess tax benefit on stock-based compensation is the result of dispositions of stock options during the year by our employees, the reciprocal of which is presented as an increase in financing cash flows described below. The impact of deferred taxes and taxes payable are due to the composition of our earnings, including revenue earned in domestic or foreign jurisdictions. The excess tax benefit on stock-based compensation reduces the payment of taxes owed. Due to this benefit, while we recognized an increase in taxes payable as a result of our operations, the volume of tax benefit on stock option activity resulted in a net tax receivable position for the year. As it relates to other accounts, the increases in accounts receivable, inventory, accounts payable and accrued liabilities and other reflect the growth of our business and support the increase in revenue in 2013 compared to 2012 as previously discussed. The decrease in prepaid expenses and other were primarily driven by transactions in our European subsidiary created as a result of stock option activity in 2012 that did not recur in 2013.

Cash provided by operating activities was $25.7 million for the year ended December 31, 2012. We had net income of $24.0 million, which included non-cash charges consisting of $6.1 million in depreciation, $3.0 million in stock-based compensation, $0.4 million in amortization of held-to-maturity securities and $0.2 million in loss on the disposal of property and equipment, which were partially offset by $6.2 million of excess tax benefit on stock-based compensation and $0.6 million in deferred taxes. Other uses of cash in operating activities totaled $1.2 million, which included an increase in accounts receivable of $4.4 million, increase in prepaid expenses and other of $1.9 million, and increase in inventory of $0.8 million, which were partially offset by an increase in income taxes payable of $4.3 million, increase in accrued liabilities and other of $1.3 million and increase in accounts payable of $0.3 million. The increases in accounts receivable, inventory and accounts payable reflect the growth of our business and support the increase in revenue in 2012 compared to 2011 as previously discussed. The increase in prepaid expenses and other and accrued liabilities and other were primarily driven by transactions in our European subsidiary created as a result of stock option activity during the year.

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

Cash Flows from Investing Activities

Cash used in investing activities was $58.5 million for the year ended December 31, 2013, consisting of $18.8 million for the purchase of property and equipment primarily to expand our production capacity and $106.3 million for the purchase of marketable securities, which were partially offset by $66.6 million in proceeds from the maturities and call redemption of marketable securities.

Cash used in investing activities was $79.6 million for the year ended December 31, 2012, consisting of $17.4 million for the purchase of property and equipment primarily to expand our production capacity and $84.6 million for the purchase of marketable securities, which were partially offset by $22.4 million in proceeds from the maturities and call redemption of marketable securities.

Cash used in investing activities was $18.5 million for the year ended December 31, 2011, consisting of $19.0 million for the purchase of property and equipment and a net reduction of short-term investments of $0.5 million.

Cash Flows from Financing Activities

Cash provided by financing activities was $16.1 million for the year ended December 31, 2013, consisting of excess tax benefit on stock-based compensation of $9.9 million and $6.5 million in proceeds from exercises of stock options, partially offset by $0.3 million for payments of debt.

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

Operating and Capital Expenditure Requirements

We believe, based on our current operating plan, that our cash balances and cash generated through operations and interest income will be sufficient to meet our anticipated cash requirements through at least the next 12 months. From time to time we may seek to sell equity or convertible debt securities or enter into credit facilities. The sale of equity and convertible debt securities may result in dilution to our shareholders. If we raise additional funds through the issuance of convertible debt securities or enter into credit facilities, these securities and debt holders could have rights senior to those of our common stock, and this debt could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on terms acceptable to us, or at all.

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

Contractual Obligations

As of December 31, 2013, our contractual obligations and the effect such obligations are expected to have on our liquidity and cash flows in future periods were as follows:

		Payment Due by Period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating leases	$5,313	$1,242	$1,870	$861	$1,340
Capital leases	387	222	165	-	-
Total	$5,700	$1,464	$2,035	$861	$1,340

The table above reflects only payment obligations that are fixed and determinable. Our commitments for operating leases relate to one of our United States manufacturing facilities as well as our European and Japanese facilities. Our commitments for capital leases relate to equipment financing for our European operation. There have been no new material lease agreements entered into during the year ended December 31, 2013.

Financing Arrangements

In August 2008, we established a $5.0 million revolving credit facility (line of credit). In September 2011, we amended and restated the credit agreement and revolving line of credit, increasing the maximum amount that can be borrowed under the revolving line of credit to $10.0 million. There were no advances under the amended revolving line of credit in 2012 or 2013, and our amended revolving line of credit terminated on September 30, 2013.

The following table summarizes our financing arrangements as of December 31, 2013 and 2012:

	December 31,
(in thousands)	2013	2012

Various obligations under capital leases, with interest rates from 4.5% to 7.4%, due in various monthly installments, including interest, through various dates through January 2016, secured by equipment	$363	$629
Less current portion	204	273

Long-term obligation	$159	$356

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

We believe the following critical accounting policies affect our more significant judgments used in the preparation of our consolidated financial statements. See the Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information about these critical accounting policies, as well as a description of our other accounting policies.

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

Allowance for Doubtful Accounts

We carry our accounts receivable at the invoiced amount less an allowance for doubtful accounts. On a periodic basis, we evaluate our accounts receivable and establish an allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions taking into account the history of write-offs and collections. A receivable is considered past due if payment has not been received within the period agreed upon in the invoice. Accounts receivable are written off after all collection efforts have been exhausted. To date, we have not incurred any write-offs of accounts receivable significantly different than the amounts reserved. We believe appropriate reserves have been established, but they may not be indicative of future write-offs. Our allowance for doubtful accounts as of December 31, 2013 and 2012 was $0.1 million and $0.2 million, respectively. Our allowance for doubtful accounts has decreased due to improvements in account aging driven by improved customer collections.

The following table summarizes changes to the allowance for doubtful accounts for the years ended December 31, 2013 and 2012:

(in thousands)	Balance at Beginning of Period	Charged to Expenses	Write-offs	Balance at End of Period

Year ended December 31, 2013	$154	$42	$106	$90
Year ended December 31, 2012	$97	$94	$37	$154

Inventory Valuation and Inventory Reserves

Inventory consists primarily of raw materials, which are recorded at the lower of cost or market, using the average- cost method, which approximates first-in, first-out, or FIFO, cost. We periodically review our inventory for slow- moving, damaged and discontinued items and provide reserves to reduce such items identified to their recoverable amounts. Our inventory allowance for obsolescence was $0.1 million as of each of December 31, 2013 and 2012.

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

The fair value of each new employee and non-employee director option awarded was estimated on the date of grant for the periods below using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2013			2012			2011

Risk-free interest rate	1.03	-	1.98%	0.95	-	1.16%	3.68%
Expected life (years)	5.50	-	6.50	5.50	-	6.50	5.00
Expected volatility	49.36	-	53.54%	53.00	-	53.14%	47.32%
Expected dividend yield		0%			0%		0%
Weighted average grant date fair value		$25.86			$14.79		$8.99

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

We recognize stock-based compensation expense on a straight-line basis over the requisite service period. We recorded stock-based compensation expense of $3.5 million, $3.0 million and $1.1 million during the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, we had $6.5 million of unrecognized stock-based compensation costs related to unvested stock options, net of estimated forfeitures, that are expected to be recognized over a weighted average period of 2.6 years. We issued options to purchase 187,615, 259,800 and 224,000 shares of our common stock in 2013, 2012 and 2011, respectively.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, ASC 740 provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have established a liability for uncertain tax positions of $0.8 million as of December 31, 2013.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosure of Market Risks

Our exposure to market risk is confined to our cash and cash equivalent balances and investments. The primary goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and cash equivalent balances. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of debt securities with various maturities ranging from one to three years. Due to the nature of our investment portfolio, we are subject to interest rate risks, which we mitigate by holding our investments to maturity. In future periods, we will continue to evaluate our investment policy in order to continue our overall goals.

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

Item 8. Financial Statements and Supplementary Data

Proto Labs, Inc.

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

The Board of Directors and Shareholders

Proto Labs, Inc.

We have audited the accompanying consolidated balance sheets of Proto Labs, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Proto Labs, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Proto Labs, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

February 28, 2014

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders

Proto Labs, Inc.

We have audited Proto Labs, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Proto Labs, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Proto Labs, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of December 31, 2013 and December 31, 2012, related consolidated statements of comprehensive income, shareholders’ equity (deficit), and cash flows for the three years in the period ended December 31, 2013, and our report dated February 28, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

February 28, 2014

Proto Labs, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2013	2012

Assets
Current assets
Cash and cash equivalents	$43,039	$36,759
Short-term marketable securities	36,339	25,137
Accounts receivable, net of allowance for doubtful accounts of $90 and $154 as of December 31, 2013 and December 31, 2012, respectively	18,320	15,791
Inventory	5,166	4,619
Prepaid expenses and other current assets	3,569	5,364
Income taxes receivable	2,907	1,877
Deferred tax assets	455	609
Total current assets	109,795	90,156
Property and equipment, net	56,101	45,316
Long-term marketable securities	64,023	36,965
Other long-term assets	256	285
Total assets	$230,175	$172,722

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$6,455	$4,758
Accrued compensation	6,196	5,995
Accrued liabilities and other	808	513
Current portion of long-term debt obligations	204	273
Total current liabilities	13,663	11,539
Long-term deferred tax liabilities	3,682	3,346
Long-term debt obligations	159	356
Other long-term liabilities	1,028	782
Total liabilities	18,532	16,023

Shareholders' equity
Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding 0 shares as of December 31, 2013 and December 31, 2012, respectively	-	-
Common stock, $0.001 par value, authorized 150,000,000 shares; issued and outstanding 25,546,107 and 24,803,640 shares as of December 31, 2013 and December 31, 2012, respectively	26	25
Additional paid in capital	166,861	147,032
Retained earnings	45,847	10,570
Accumulated other comprehensive income (loss)	(1,091)	(928)
Total shareholders' equity	211,643	156,699
Total liabilities and shareholders' equity	$230,175	$172,722

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.

Consolidated Statements of Comprehensive Income

 (In thousands, except share and per share amounts)

	Year Ended December 31,
	2013	2012	2011

Statements of Operations:
Revenue	$163,112	$125,991	$98,939
Cost of revenue	61,410	49,853	39,324
Gross profit	101,702	76,138	59,615
Operating expenses
Marketing and sales	22,386	18,098	15,752
Research and development	11,863	9,137	5,222
General and administrative	16,154	13,957	11,772
Total operating expenses	50,403	41,192	32,746
Income from operations	51,299	34,946	26,869
Other income (expense), net	279	23	(114)
Income before income taxes	51,578	34,969	26,755
Provision for income taxes	16,301	10,944	8,783
Net income	35,277	24,025	17,972
Less: dividends on redeemable preferred stock	-	-	(4,179)
Less: undistributed earnings allocated to preferred shareholders	-	-	(4,507)
Net income attributable to common shareholders	$35,277	$24,025	$9,286

Net income per share:
Basic	$1.40	$1.03	$0.75
Diluted	$1.36	$0.98	$0.67

Shares used to compute net income per share:
Basic	25,198,556	23,373,593	12,352,004
Diluted	25,859,741	24,443,665	13,939,072

Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustments	$(163)	$(190)	$(280)
Comprehensive income	$35,114	$23,835	$17,692

 The accompanying notes are an integral part of these consolidated financial statements.

 Proto Labs, Inc.

Consolidated Statements of Shareholders' Equity (Deficit)

(In thousands, except share and per share amounts)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2011	8,013,250	$8	$5,896	$(41,537)	$(458)	$(36,091)
Common shares issued on exercise of options	166,838	-	706	-	-	706
Common shares issued on exercise of warrants	1,526,182	2	497	-	-	499
Preferred stock dividends	-	-	-	(4,179)	-	(4,179)
Stock-based compensation expense	-	-	1,130	-	-	1,130
Net income	-	-	-	17,972	-	17,972
Other comprehensive income
Foreign currency translation adjustment	-	-	-	-	(280)	(280)
Comprehensive income						17,692
Balance at December 31, 2011	9,706,270	10	8,229	(27,744)	(738)	(20,243)
Common shares issued upon initial public offering	4,945,000	5	71,525	-	-	71,530
Common shares issued upon follow-on offering	100,000	-	2,451	-	-	2,451
Common shares issued upon conversion of redeemable convertible preferred stock	5,991,790	6	66,069	-	-	66,075
Common shares issued upon conversion of redeemable common stock	3,189,648	3	816	-	-	819
Common shares issued on exercise of options and other	870,932	1	2,974	-	-	2,975
Excess tax benefit from stock option exercises	-	-	6,218	-	-	6,218
Preferred stock dividends	-	-	(14,289)	14,289	-	-
Stock-based compensation expense	-	-	3,039	-	-	3,039
Net income	-	-	-	24,025	-	24,025
Other comprehensive income
Foreign currency translation adjustment	-	-	-	-	(190)	(190)
Comprehensive income						23,835
Balance at December 31, 2012	24,803,640	25	147,032	10,570	(928)	156,699
Common shares issued on exercise of options and other	742,467	1	6,495	-	-	6,496
Excess tax benefit from stock option exercises	-	-	9,873	-	-	9,873
Stock-based compensation expense	-	-	3,461	-	-	3,461
Net income	-	-	-	35,277	-	35,277
Other comprehensive income
Foreign currency translation adjustment	-	-	-	-	(163)	(163)
Comprehensive income						35,114
Balance at December 31, 2013	25,546,107	$26	$166,861	$45,847	$(1,091)	$211,643

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2013	2012	2011

Operating activities
Net income	$35,277	$24,025	$17,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,569	6,080	4,264
Stock-based compensation expense	3,461	3,039	1,130
Deferred taxes	467	(583)	2,230
Excess tax benefit from stock-based compensation	(9,873)	(6,218)	(657)
Loss (gain) on disposal of property and equipment	110	154	(10)
Amortization of held-to-maturity securities	1,468	369	-
Changes in operating assets and liabilities:
Accounts receivable	(2,470)	(4,372)	(3,457)
Inventories	(579)	(829)	(2,195)
Prepaid expenses and other	1,630	(1,887)	(591)
Income taxes	8,845	4,314	37
Accounts payable	1,651	306	1,545
Accrued liabilities and other	885	1,277	3,267
Net cash provided by operating activities	48,441	25,675	23,535

Investing activities
Purchases of property and equipment	(18,753)	(17,397)	(19,003)
Purchases of marketable securities	(106,298)	(84,588)	-
Proceeds from maturities of marketable securities	66,570	22,368	500
Net cash used in investing activities	(58,481)	(79,617)	(18,503)

Financing activities
Proceeds from initial public offering, net of offering costs	-	71,530	-
Proceeds from follow-on offering, net of offering costs	-	2,451	-
Payments on debt	(258)	(388)	(4,049)
Proceeds from exercises of stock options and other	6,496	2,975	547
Excess tax benefit from stock-based compensation	9,873	6,218	657
Net cash provided by (used in) financing activities	16,111	82,786	(2,845)
Effect of exchange rate changes on cash and cash equivalents	209	(220)	(153)
Net increase in cash and cash equivalents	6,280	28,624	2,034
Cash and cash equivalents, beginning of period	36,759	8,135	6,101
Cash and cash equivalents, end of period	$43,039	$36,759	$8,135

Supplemental cash flow disclosure
Cash paid for interest	$35	$63	$140
Cash paid for taxes	$6,593	$7,990	$5,358

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Note 1 — Nature of Business

Organization and business

Proto Labs, Inc. and its subsidiaries (Proto Labs, the Company, we, us, or our) is an online and technology-enabled manufacturer of quick-turn computer numerical control (CNC) machined and injection-molded custom parts for prototyping and short-run production. The Company’s customers are product developers throughout the world who require a faster and less expensive way to obtain low volumes of parts. The Company’s proprietary technology eliminates most of the time-consuming and expensive skilled labor conventionally required to quote and manufacture parts in low volumes, and its customers conduct nearly all of their business with the Company over the Internet. The Company targets its services to the millions of product developers who use three-dimensional (3D) computer-aided design (CAD) software to design products across a diverse range of end-markets. The Company has established operations in the United States, Europe and Japan, which the Company believes are among the largest geographic markets where these product developers are located. The Company’s primary manufacturing services currently include Firstcut, which is a CNC machining service, and Protomold, which is an injection molding service. Proto Labs, Inc. is located in Maple Plain, Minnesota. The Company’s subsidiaries, Proto Labs Limited and Proto Labs G.K. are located in Telford, United Kingdom and Yamato-Shi, Kanagawa, Japan, respectively.

Note 2 — Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Proto Labs Limited and Proto Labs G.K. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the Consolidated Statement of Cash Flows for the year ended December 31, 2012 to conform to the presentation used in the December 31, 2013 Consolidated Statement of Cash Flows. The reclassifications had no effect on the increase in cash and cash equivalents as previously reported.

Certain reclassifications have been made to the significant components of deferred tax assets and liabilities as of December 31, 2012 as presented in Note 13 – Income Taxes to conform to the presentation of components of deferred tax assets and liabilities as of December 31, 2013. The reclassification had no effect on the total deferred assets or liabilities as previously reported.

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

Immediately prior to the consummation of the IPO, all outstanding shares of redeemable convertible preferred stock and redeemable common stock were converted into shares of common stock. Shares of redeemable convertible preferred stock were converted into 5,991,790 shares of common stock. All previously accrued dividends on the preferred stock were released back into retained earnings as of December 31, 2012. Shares of redeemable common stock were converted into 3,189,648 shares of common stock.

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

Proto Labs, Inc.

Notes to Consolidated Financial Statements

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

Cash and cash equivalents

Cash and cash equivalents include cash and other investments with maturities of three months or less at the date of purchase. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses on such accounts.

Marketable securities

Marketable securities includes debt securities recorded at amortized cost. The classification of marketable securities as current or non-current is dependent upon the security’s maturity date. Securities with maturities of three months or less at the time of purchase are categorized as cash equivalents as described above. The Company reviews impairments associated with its marketable securities in accordance with the measurement guidance provided by Accounting Standards Codification (ASC) 320, Investments – Debt and Equity Securities, when determining the classification of impairment as “temporary” or “other-than-temporary.” The factors used to differentiate between temporary and other-than-temporary include assessment of the quality of the security, credit ratings actions and management’s intent to hold the security to maturity as well as other factors.

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

Proto Labs, Inc.

Notes to Consolidated Financial Statements

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

Revenue recognition

The Company recognizes revenue when it is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Revenue is recognized upon transfer of title and risk of loss, which is generally upon the shipment of parts in our Firstcut product line and upon the shipment of the parts made from the mold in our Protomold product line. Freight billed to customers is included in revenues, and all freight expenses paid by the Company are included in cost of revenue. The Company also records a provision for estimated product returns and allowances in the period in which the related revenue is recorded. This provision against current gross revenue is based principally on historical rates of sales returns.

Income taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (ASC 740). Under this method, the Company determines tax assets and liabilities based upon the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities and equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax basis of assets or liabilities and their reported amounts in the financial statements. Because the Company assumes that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, giving rise to a deferred tax asset or liability.

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

Proto Labs, Inc.

Notes to Consolidated Financial Statements

In determining the compensation cost of the options granted, the fair value of options granted has been estimated on the date of grant using the Black-Scholes option-pricing model.

Advertising costs

Advertising is expensed as incurred and was approximately $6.8 million, $5.9 million and $5.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Research and development

Research and development expenses consist primarily of personnel and outside service costs related to the development of new processes and services, enhancement of existing services, quality assurance, and testing. The Company follows ASC 350-40, Internal-Use Software (ASC 350-40), in accounting for internally developed software. At December 31, 2013, 2012 and 2011, all internal use software projects were in the post-implementation/operation stage and therefore, no software development costs were capitalized. Research and development costs were approximately $11.9 million, $9.1 million and $5.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Note 3 – Net Income Per Common Share

Basic and diluted net income per common share for 2013 and 2012 are presented in conformity with the single-class method, and for 2011 are presented in conformity with the two-class method required for participating securities. Prior to the Company’s IPO, the Company had outstanding redeemable convertible preferred stock. The holder of the Company’s redeemable convertible preferred stock was entitled to receive cumulative dividends at the rate of 8% per annum, payable prior and in preference to any dividends on any shares of the Company’s common stock. In addition, in the event a dividend was paid on common stock, the holder of redeemable convertible preferred stock was entitled to a proportionate share of any such dividend as if it was a holder of common stock (on an as-if converted basis). The Company considered its redeemable preferred stock to be participating securities and, in accordance with the two-class method, earnings allocated to preferred stock in 2011 have been excluded from the computation of basic and diluted net income per common share for those years.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

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

The following table presents the calculation of net income per basic and diluted share attributable to common shareholders:

	Year Ended December 31,
(in thousands, except share and per share amounts)	2013	2012	2011

Net Income	$35,277	$24,025	$17,972
Less: dividends on redeemable convertible preferred stock	-	-	(4,179)
Less: undistributed earnings allocated to preferred shareholders	-	-	(4,507)
Net income attributable to common shareholders	$35,277	$24,025	$9,286

Basic - weighted-average shares outstanding:	25,198,556	23,373,593	12,352,004
Effect of dilutive securities:
Employee stock options, warrants and other	661,185	1,070,072	1,587,068
Diluted - weighted-average shares outstanding:	25,859,741	24,443,665	13,939,072
Net income per share attributable to common shareholders:
Basic	$1.40	$1.03	$0.75
Diluted	$1.36	$0.98	$0.67

Weighted-average diluted shares for the year ended December 31, 2011 excludes redeemable convertible preferred stock as it was anti-dilutive for the period.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

The following table sets forth the calculation of unaudited pro forma net income per basic and diluted share, which gives effect to the conversion of all outstanding shares of redeemable convertible preferred stock as if the conversion had occurred on January 1, 2011:

	Year Ended December 31,
(in thousands, except share and per share amounts)	2013	2012	2011

Net income attributable to common shareholders, as reported	$35,277	$24,025	$9,286
Dividends on redeemable convertible preferred stock	-	-	4,179
Undistributed earnings allocated to preferred shareholders	-	-	4,507
Pro forma net income	$35,277	$24,025	$17,972

Basic - weighted-average shares outstanding, as reported	25,198,556	23,373,593	12,352,004
Add: common shares from conversion of redeemable convertible preferred shares	-	-	5,991,790
Pro forma basic weighted average shares outstanding	25,198,556	23,373,593	18,343,794
Effect of dilutive securities:
Employee stock options, warrants and other	661,185	1,070,072	1,587,068
Pro forma diluted - weighted-average shares outstanding:	25,859,741	24,443,665	19,930,862
Pro forma net income per share attributable to common shareholders:
Basic	$1.40	$1.03	$0.98
Diluted	$1.36	$0.98	$0.90

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

The Company’s cash equivalents measured at fair value as of December 31, 2013 and 2012, respectively, consist of money market mutual funds. The Company determines the fair value of these financial assets using Level I inputs.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

A summary of financial assets measured at fair value on a recurring basis is as follows:

	December 31, 2013			December 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Financial Assets:
Cash and cash equivalents
Money market mutual fund	$5,524	$-	$-	$16,164	$-	$-
Total	$5,524	$-	$-	$16,164	$-	$-

Note 5 – Marketable Securities

The Company invests in short-term and long-term agency, municipal, corporate, commercial paper and other debt securities. The securities are categorized as held-to-maturity and are recorded at amortized cost. Categorization as held-to-maturity is based on the Company’s ability and intent to hold these securities to maturity. Information regarding the Company’s short-term and long-term marketable securities as of December 31, 2013 and 2012 is as follows:

	December 31, 2013
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government agency securities	$21,713	$2	$(22)	$21,693
Corporate debt securities	29,480	30	(20)	29,490
U.S. municipal securities	44,474	49	(22)	44,501
Certificates of deposit/time deposits	4,695	5	(8)	4,692

Total marketable securities	$100,362	$86	$(72)	$100,376

	December 31, 2012
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government agency securities	$23,011	$2	$(4)	$23,009
Corporate debt securities	14,675	18	(14)	14,679
Commercial paper	1,500	-	-	1,500
U.S. municipal securities	17,971	3	(12)	17,962
Certificates of deposit/time deposits	4,945	3	(1)	4,947

Total marketable securities	$62,102	$26	$(31)	$62,097

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

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Classification of marketable securities as current or non-current is based upon the security’s maturity date as of the date of these financial statements.

The December 31, 2013 balance of held-to-maturity debt securities by contractual maturity is shown in the following table at amortized cost. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in thousands)	December 31, 2013

Due in one year or less	$36,339
Due after one year through five years	64,023

Total marketable securities	$100,362

Note 6 – Property and Equipment

Property and equipment consists of the following:

	December 31,
(in thousands)	2013	2012

Land	$2,830	$2,830
Buildings and improvements	13,655	13,114
Machinery and equipment	48,707	39,209
Computer hardware and software	5,957	5,019
Leasehold improvements	2,932	2,921
Construction in progress	9,196	1,903
Capital leases - machinery and equipment	1,240	1,512
	84,517	66,508
Accumulated depreciation and amortization	(28,416)	(21,192)

Property and equipment, net	$56,101	$45,316

Depreciation and amortization expense for the years ended December 31, 2013, 2012 and 2011 was $7.6 million, $6.1 million and $4.3 million, respectively.

Note 7 – Inventory

Inventory consists primarily of raw materials, which are recorded at the lower of cost or market using the average-cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

The Company’s inventory consists of the following:

	December 31,
(in thousands)	2013	2012

Raw materials	$4,875	$4,174
Work in process	410	530
Total inventory	5,285	4,704
Allowance for obsolescence	(119)	(85)

Inventory, net of allowance	$5,166	$4,619

Note 8 – Financing Obligations

The Company’s debt consists of the following:

	December 31,
(in thousands)	2013	2012

Various obligations under capital leases, with interest rates from 4.5% to 7.4%, due in various monthly installments, including interest, through various dates through January 2016, secured by equipment	$363	$629
Less current portion	204	273

Long-term obligation	$159	$356

Maturities on long-term debt obligations at December 31, 2013 are as follows:

Years Ending December 31,
(in thousands)
2014	$204
2015	148
2016	11
2017	-
2018	-
$363

The Company’s revolving line of credit expired September 30, 2013. There were no advances made under the line of credit during 2013.

Note 9 – Employee Benefit Plans

The Company maintains a 401(k) retirement plan that covers most of its employees. Under the plan, a full-time or regular part-time (over 20 hours/week) employee becomes a participant after completing six months of employment. Employees may elect to contribute up to 50 percent of regular gross pay, subject to federal law limits on the dollar amount that participants may contribute to the plan, each calendar year. The Company matches part of the employee contributions and may make a discretionary contribution to the plan. Total employer contributions were approximately $0.6 million, $0.5 million and $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company also sponsors a defined contribution retirement plan that covers the employees of Proto Labs Limited. Total employer contributions were immaterial for each of the years ended December 31, 2013, 2012 and 2011.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Note 10 – Stock-Based Compensation

The Company has two equity incentive plans: the 2000 Stock Option Plan (2000 Plan) and the 2012 Long-Term Incentive Plan (2012 Plan). Upon the adoption of the 2012 Plan on February 21, 2012, all shares that were reserved under the 2000 Plan but not issued were assumed by the 2012 Plan. No additional shares will be issued under the 2000 Plan. Under the 2012 Plan, the Company has the ability to grant stock options, stock appreciation rights (SARs), restricted stock, stock units, other stock-based awards and cash incentive awards. Awards under the 2012 Plan have a maximum term of ten years from the date of grant. The compensation committee of the board of directors may provide that the vesting or payment of any award will be subject to the attainment of specified performance measures in addition to the satisfaction of any continued service requirements, and the compensation committee will determine whether such measures have been achieved. The per share exercise price of stock options and SARs granted under the 2012 Plan generally may not be less than the fair market value of a share of our common stock on the date of the grant.

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

Employees purchased 30,690 and 86,419 shares of common stock at an average exercise price of $36.74 and $13.60 during 2013 and 2012, respectively. As of December 31, 2013, 1,382,891 shares remained available for future issuance under the ESPP.

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

The expected term represents the weighted average period that the Company’s stock options are expected to be outstanding. The expected term is based on the observed and expected time to post-vesting exercise of options by employees and non-employee directors and considers the impact of post-vesting award forfeitures. Prior to its IPO, the Company estimated the fair value of its common stock using the assistance of an independent third-party valuation specialist using the income and market approach. As the Company operated as a private company with a limited market for its stock from the Company’s inception to the completion of its IPO on February 29, 2012, the Company estimates its stock price volatility based on the volatility of a peer group of comparable publicly traded companies for which historical information is available. The Company bases the risk-free interest rate that it uses in the Black-Scholes option pricing model on U.S. Treasury instruments with maturities similar to the expected term of the award being valued. The Company has never paid and does not anticipate paying, any cash dividends in the foreseeable future and, therefore, the Company uses an expected dividend yield of zero in the option pricing model. In order to properly attribute compensation expense, the Company is required to estimate pre-vesting forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting forfeitures and record stock-based compensation expense for those awards that are expected to vest. If the Company’s actual forfeiture rate is materially different from its estimate, stock-based compensation expense could be significantly different from what has been recorded. The Company allocates stock-based compensation expense on a straight-line basis over the requisite service period.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

The following table summarizes stock-based compensation expense for the years ended December 31, 2013, 2012 and 2011, respectively:

	Year Ended December 31,
(in thousands)	2013	2012	2011

Stock options and other	$3,084	$2,539	$1,130
Employee stock purchase plan	377	500	-
Total stock-based compensation expense	$3,461	$3,039	$1,130

Cost of revenue	$316	$335	$78
Operating expenses:
Marketing and sales	610	418	215
Research and development	754	486	274
General and administrative	1,781	1,800	563
Total stock-based compensation expense	$3,461	$3,039	$1,130

Income tax benefits	(847)	(844)	(338)

Total stock-based compensation expense, net of tax	$2,614	$2,195	$792

The following table provides the assumptions used in the Black-Scholes option pricing model for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013			2012			2011

Risk-free interest rate	1.03	-	1.98%	0.95	-	1.16%	3.68%
Expected life (years)	5.50	-	6.50	5.50	-	6.50	5.00
Expected volatility	49.36	-	53.54%	53.00	-	53.14%	47.32%
Expected dividend yield		0%			0%		0%
Weighted average grant date fair value		$25.86			$14.79		$8.99

Proto Labs, Inc.

Notes to Consolidated Financial Statements

The following table summarizes stock option activity and the weighted average exercise price for the years ended December 31, 2013, 2012 and 2011:

	Stock Options	Weighted- Average Exercise Price

Options outstanding at January 1, 2011	2,039,338	$5.25
Granted	224,000	20.07
Exercised	(164,038)	0.29
Cancelled	-	-
Options outstanding at December 31, 2011	2,099,300	6.18
Granted	259,800	28.67
Exercised	(667,243)	2.41
Cancelled	(500)	30.58
Options outstanding at December 31, 2012	1,691,357	11.11
Granted	187,615	49.69
Exercised	(695,777)	7.79
Cancelled	(39,945)	23.48
Options outstanding at December 31, 2013	1,143,250	$19.03

Exercisable at December 31, 2013	458,219	$9.46

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

The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011, was $33.2 million, $19.6 million and $2.5 million, respectively. The aggregate intrinsic value represents the cumulative difference between the fair market value of the underlying common stock and the option exercise prices.

For options outstanding at December 31, 2013, the weighted-average remaining contractual term was 7.0 years and the aggregate intrinsic value was $59.6 million. For options exercisable at December 31, 2013, the weighted-average remaining contractual term was 5.7 years and the aggregate intrinsic value was $28.3 million. Refer to the table below for additional information.

The following table summarizes information about stock options outstanding at December 31, 2013:

			Options Outstanding, Vested and Expected to Vest			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)

$0.57	to	$5.56	200,466	3.36	$3.54	168,266	$3.15
	$7.86		445,675	6.97	7.86	210,475	7.86
	$20.07		116,600	7.47	20.07	28,867	20.07
$30.58	to	$36.41	200,979	8.41	31.16	50,611	31.04
$47.08	to	$78.28	179,530	9.22	49.81	-	-

The fair value of share-based payment transactions is recognized in the consolidated statements of comprehensive income. As of December 31, 2013, there was $6.5 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 2.6 years. The total fair value of options vested was $2.4 million, $1.3 million and $5.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

The following table presents the assumptions used to estimate the fair value of the ESPP during the years ended December 31, 2013 and 2012:

	Year ended December 31,
	2013			2012

Risk-free interest rate	0.11	-	0.13%	0.13	-	0.16%
Expected life (months)		6.00		6.00	-	8.50
Expected volatility	39.80	-	53.32%	53.00	-	53.14%
Expected dividend yield		0%			0%

Note 11 – Commitments

The Company leases property from third parties. The Company leases a portion of its U.S. facilities, and the lease term expires in July 2017. The Company leases office and manufacturing space in the United Kingdom, and the initial term expires in February 2016. The Company also leases office space in France, Germany and Italy with terms expiring at various times from 2014 to 2019. The Company leases an office and manufacturing space in Japan, and the initial term expires in November 2021. The Company has the ability to terminate this lease, with no penalty, upon six months’ notice.

As a condition of the lease of the UK facility, the Company received a rent holiday for the full year of 2011. The expense related to the full term of the lease is being recognized on a straight-line basis in accordance with ASC 840, Leases (ASC 840).

In addition to those property leases described above, the Company has acquired capital equipment under capital leases.

Future minimum commitments under non-cancelable leases at December 31, 2013, are as follows:

	Capital Leases	Operating Leases
	(in thousands)
Years Ending December 31,
2014	$222	$1,242
2015	154	1,206
2016	11	664
2017	-	483
2018	-	378
After 2018	-	1,340
Total future minimum lease payments	387	$5,313
Less interest cost	24
Net present value of minimum lease payments	$363

Rental expense was approximately $1.2 million, $1.3 million and $0.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Note 12 – Accumulated Other Comprehensive Income

Other comprehensive income (loss) is comprised entirely of foreign currency translation adjustments. The following table presents the changes in accumulated other comprehensive income balances for the years ending December 31, 2013, 2012 and 2011, respectively:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Foreign currency translation adjustment, net of tax
Balance at beginning of period	$(928)	$(738)	$(458)
Other comprehensive income before reclassifications	(163)	(190)	(280)
Amounts reclassified from accumulated other comprehensive income	-	-	-
Net current-period other comprehensive income	(163)	(190)	(280)
Balance at end of period	$(1,091)	$(928)	$(738)

Note 13 – Income Taxes

The Company is subject to income tax in multiple jurisdictions and the use of estimates is required to determine the provision for income taxes. For the years ended December 31, 2013, 2012 and 2011, the Company recorded an income tax provision of $16.3 million, $10.9 million and $8.8 million, respectively. The effective income tax rate for the years ended December 31, 2013, 2012 and 2011 was 31.6 percent, 31.3 percent and 32.8 percent, respectively.

The provision for income taxes is based on income before income taxes reported for financial statement purposes. The components of income before income taxes are as follows:

	Year Ended December 31,
(in thousands)	2013	2012	2011

Domestic	$45,659	$34,653	$26,699
Foreign	5,919	316	56
Total	$51,578	$34,969	$26,755

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Significant components of the provision for income taxes for the following periods are as follows:

	Year Ended December 31,
(in thousands)	2013	2012	2011

Current:
Federal	$13,934	$10,288	$5,561
State	379	217	291
Foreign	1,762	761	700
Deferred
Federal	168	(398)	2,211
State	(39)	65	9
Foreign	(335)	(1,060)	(1,018)
Valuation Allowance	432	1,071	1,029
Total	$16,301	$10,944	$8,783

A reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2013	2012	2011

Federal tax statutory rate	35.0%	35.0%	35.0%
State tax (net of federal benefit)	0.6	0.8	0.7
Qualified subsidiary election	(0.8)	(3.5)	(3.8)
Valuation allowance against deferred tax assets	0.8	3.5	3.8
Research and development credit	(1.8)	(0.4)	(0.3)
Foreign rate differential	(1.6)	(1.1)	(0.7)
Tax reserves	0.6	0.0	0.0
Domestic manufacturing deduction	(1.1)	(2.9)	(1.7)
Provision to return	0.2	(0.1)	(0.1)
Miscellaneous	(0.3)	0.0	(0.1)
Total	31.6%	31.3%	32.8%

          On January 2, 2013, the American Taxpayer Relief Act of 2012 (the Act) was signed into law. Included in the Act was the extension of the research and development credit for years 2012 and 2013. As the Act was enacted during 2013, the federal portion of the 2012 research and development credit was recognized in the first quarter of 2013. The Company recorded a tax benefit of $0.5 million for the 2012 federal research credit, which translated to an effective income tax rate reduction of 0.9 percent for the year ended December 31, 2013.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Significant components of deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2013	2012

Deferred tax assets:
Accrued expenses	$243	$327
Warrants and stock options	1,434	1,034
Intangibles	112	117
Inventories	136	114
Other assets	217	211
Net operating loss	3,240	3,931
Less valuation allowance	(3,642)	(4,065)
Total deferred tax assets	1,740	1,669
Deferred tax liabilities:
Depreciation	(4,941)	(4,406)
Total deferred tax liabilities	(4,941)	(4,406)
Net deferred tax liability	$(3,201)	$(2,737)

The Company has recorded no U.S. deferred taxes related to the undistributed earnings of its non-U.S. subsidiaries as of December 31, 2013. Such amounts are intended to be reinvested outside of the United States indefinitely. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings. At December 31, 2013, 2012 and 2011, the Company had accumulated undistributed earnings in non-U.S. subsidiaries of $11.8 million, $6.4 million and $3.6 million, respectively.

As of December 31, 2013, the Company had estimated net operating loss carry forwards of $8.5 million for tax purposes. The net operating losses relate to Japan and can be carried forward for nine years but are limited to 80 percent of taxable income. The net operating losses begin to expire at various dates between 2014 and 2022. Our Japan operations are taxed both by local authorities and in the U.S. Accordingly, a portion of Japan’s net operating losses have been recognized as a benefit in the U.S.

The Company establishes valuation allowances for deferred tax assets when, after consideration of all positive and negative evidence, it is considered more-likely-than-not that a portion of the deferred tax assets will not be realized. The Company's valuation allowances of $3.6 million and $4.1 million at December 31, 2013 and December 31, 2012, respectively, reduce the carrying value of deferred tax assets associated with certain net operating loss carry forwards and other assets with insufficient positive evidence for recognition. The decrease in the valuation allowance is attributable to fluctuations in foreign currency.

The Company files a U.S. federal income tax return and income tax returns in various states and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state, or foreign income tax examinations by tax authorities for years before 2010.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

The Company has liabilities related to unrecognized tax benefits totaling $0.7 million and $0.4 million at December 31, 2013 and 2012, respectively, that if recognized would result in a reduction of the Company’s effective tax rate. The liabilities are classified as other long-term liabilities in the accompanying consolidated balance sheets. The Company does not anticipate that total unrecognized tax benefits will materially change in the next twelve months. The Company recognizes interest and penalties related to income tax matters in income tax expense and reports the liability in current or long-term income taxes payable as appropriate. Interest and penalties were immaterial for each of the years ended December 31, 2013, 2012 and 2011. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2013	2012

Balance at beginning of period	$392	$392
Additions for tax positions of current year	64	-
Additions for tax positions of prior years	239	-
Balance at period end	$695	$392

Note 14 – Warrants

At December 31, 2011 the Company had issued and outstanding fully vested warrants for the purchase of up to 105,000 shares at an exercise price of $1.79 per share. During 2012, all of the warrants outstanding were exercised, resulting in the issuance of 105,000 shares of common stock. No common stock warrants remained outstanding at December 31, 2013 or 2012, respectively.

Note 15 – Redeemable Convertible Preferred Stock and Redeemable Common Stock

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

Note 16 – Litigation

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

Note 17 – Segment and Geographic Information

The Company’s CEO, who is the Company’s chief operating decision maker, makes decisions to operate the business and allocate resources based on review of operating results at the consolidated level. As a result, the Company has determined that it has only one operating segment, and therefore, one reportable segment.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

The Company’s revenue is derived from its Protomold injection molding and Firstcut computer numerical control (CNC) machining services. Total revenue by service is as follows:

	Year Ended December 31,
(in thousands)	2013	2012	2011

Revenue:
Protomold	$115,069	$90,371	$74,090
First Cut	48,043	35,620	24,849

Total revenue	$163,112	$125,991	$98,939

Revenue from external customers based on the billing location of the end user customer and long-lived assets by geographic region are as follows:

	Year Ended December 31,
(in thousands)	2013	2012	2011

Revenue:
United States	$119,870	$94,866	$73,010
International	43,242	31,125	25,929
Total revenue	$163,112	$125,991	$98,939

	December 31,
(in thousands)	2013	2012

Long-lived assets:
United States	$48,381	$37,869
International	7,720	7,447
Total long-lived assets	$56,101	$45,316

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time frames specified in the SEC’s rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (1992 framework). Based on the assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is effective. The Company’s registered public accounting firm’s attestation report on the Company’s internal control over financial reporting is provided in Part II, Item 8 of this Annual Report on Form 10-K.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item with respect to Item 401 relating to executive officers is contained in Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant” and with respect to other information relating to our directors will be set forth in our 2014 Proxy Statement under the caption “Proposal 1 — Election of Directors,” which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

The information required by this item under Item 405 of Regulation S-K is incorporated herein by reference to the section titled “Corporate Governance — Section 16(a) Beneficial Ownership Reporting Compliance” of our 2014 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The information required by this item under Items 407 (c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference to the section titled “Corporate Governance” of our 2014 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Item 11. Executive Compensation

Information related to this item is incorporated herein by reference to the sections titled “Compensation Discussion and Analysis,” “Corporate Governance — Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” of our 2014 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information related to security ownership required by this item is incorporated herein by reference to the section titled “Security Ownership of Certain Beneficial Owners and Management” of our 2014 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. Information related to our equity compensation plans required by this item is incorporated herein by reference to the section titled “Compensation Discussion and Analysis – Information Regarding Equity-Based Compensation Plans” of our 2014 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference to the sections titled “Corporate Governance — Certain Relationships and Related Party Transactions,” and “Corporate Governance — Director Independence” of our 2014 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference to the section titled “Fees Paid to Independent Registered Public Accounting Firm” of our 2014 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements

See Index to Consolidated Financial Statement at Item 8 herein.

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

Proto Labs, Inc.

Date: February 28, 2014	/s/ Victoria M. Holt
Victoria M. Holt
President and Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2014	/s/ John R. Judd
John R. Judd
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: February 28, 2014	/s/ Victoria M. Holt
Victoria M. Holt
President and Chief Executive Officer and Director (Principal Executive Officer)

Date: February 28, 2014	/s/ John R. Judd
John R. Judd

Chief Financial Officer

(Principal Financial and Accounting Officer)

Chairman of the Board of Directors:

Lawrence J. Lukis*

Directors:

Bradley A. Cleveland*

Matthew Blodgett*

Rainer Gawlick*

John Goodman*

Douglas W. Kohrs*

Margaret A. Loftus*

Brian K. Smith*

Sven A. Wehrwein*

*Victoria M. Holt, by signing her name hereto, does hereby sign this document on behalf of each of the above named officers and directors of the registrant pursuant to powers of attorney duly executed by such persons and filed as an exhibit hereto.

Date: February 28, 2014	/s/ Victoria M. Holt
Victoria M. Holt
President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1(1)	Third Amended and Restated Articles of Incorporation of Proto Labs, Inc.
3.2(2)	Amended and Restated By-Laws of Proto Labs, Inc.
4.1(3)	Form of certificate representing common shares of Proto Labs, Inc.
10.1(4)#	2012 Long-Term Incentive Plan
10.2(5)#	Form of Incentive Stock Option Agreement under 2012 Long-Term Incentive Plan
10.3(6)#	Form of Non-Statutory Stock Option Agreement (Directors) under 2012 Long-Term Incentive Plan
10.4(7)#	Form of Non-Statutory Stock Option Agreement (U.S. Employees) under 2012 Long-Term Incentive Plan
10.5(8)#	Form of Non-Statutory Stock Option Agreement (U.K. Employees) under 2012 Long-Term Incentive Plan
10.6(9)#	Employee Stock Purchase Plan
10.7(10)	Stock Subscription Warrant issued to John B. Tumelty
10.8(11)#	2000 Stock Option Plan, as amended
10.9(12)#	Form of Incentive Stock Option Agreement under 2000 Stock Option Plan
10.10(13)#	Form of Non-Statutory Stock Option Agreement (Directors) under 2000 Stock Option Plan
10.11(14)#	Form of Non-Statutory Stock Option Agreement (U.S. Employees) under 2000 Stock Option Plan
10.12(15)#	Form of Non-Statutory Stock Option Agreement (U.S. Employees) under 2000 Stock Option Plan
10.13(16)#	Form of Non-Statutory Stock Option Agreement (U.K. Employees) under 2000 Stock Option Plan
10.14(17)#	Executive Employment Agreement, dated as of June 1, 2011, between Proto Labs, Inc. and John R. Judd
10.15(18)	Amended and Restated Credit Agreement, dated as of September 30, 2011, between Proto Labs, Inc. and Wells Fargo Bank, N.A.
10.16(19)	Amendment, dated as of February 10, 2012, between Proto Labs, Inc., and Lawrence J. Lukis, Protomold Investment Company, LLC and North Bridge Growth Equity I, L.P.
10.17(20)#	Letter Agreement, dated as of September 9, 2010, between Proto Labs, Inc., and Thomas Pang
10.18(21)	Voting Agreement, dated as of August 1, 2008, among Proto Labs, Inc., the Investors named on Schedule A thereto, and the Key Holders named on Schedule B thereto
10.19(22)	Amendment No. 1 to Voting Agreement, dated as of May 31, 2011, among Proto Labs, Inc., North Bridge Growth Equity I, L.P., Protomold Investment Company, LLC, and Lawrence Lukis
10.20(23)	Right of First Refusal and Co-Sale Agreement, dated as of August 1, 2008, among Proto Labs, Inc., the Investors named on Schedule A thereto, and the Key Holders named on Schedule B thereto
10.21(24)	Management Rights Agreement, dated as of August 1, 2008, by Proto Labs, Inc.
10.22(25)	Amended and Restated Investors' Rights Agreement, dated as of July 19, 2011, among Proto Labs, Inc. and the Investors named on Schedule A thereto
10.23(26)#	Form of U.S. Severance Agreement
10.22(27)#	Form of UK Severance Agreement
21.1	Subsidiaries of Proto Labs, Inc.
23.1	Consent of Ernst & Young LLP
24.1	Powers of Attorney
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(2)	Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(3)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(4)	Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(5)	Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(6)	Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(7)	Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(8)	Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(9)	Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(10)	Incorporated by reference to Exhibit 99.7 to the Company’s Registration Statement on Form S-8 (File No. 333-179651), filed with the Commission on February 23, 2012.
(11)	Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(12)	Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(13)	Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(14)	Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(15)	Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(16)	Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(17)	Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(18)	Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on October 26, 2011.
(19)	Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(20)	Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(22)	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(23)	Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(24)	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(25)	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(26)	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K, filed with the Commission on March 1, 2013.
(27)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed with the Commission on May 8, 2013.

#	Indicates management contract or compensatory plan or arrangement.

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