Form 10-Q
period 2014-03-31
Proto Labs Inc
filed 2014-05-06
CIK 1443669

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

____________________________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                ☑Yes    ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                      ☑Yes    ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes    ☑No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: [ ] shares of Common Stock, par value $0.001 per share, were outstanding at April 30, 2014.

Proto Labs, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Proto Labs, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$44,201	$43,039
Short-term marketable securities	34,360	36,339
Accounts receivable, net of allowance for doubtful accounts of $98 and $90 as of March 31, 2014 and December 31, 2013, respectively	21,905	18,320
Inventory	5,346	5,166
Prepaid expenses and other current assets	4,406	3,569
Income taxes receivable	-	2,907
Deferred tax assets	456	455
Total current assets	110,674	109,795
Property and equipment, net	63,963	56,101
Long-term marketable securities	71,315	64,023
Other long-term assets	249	256
Total assets	$246,201	$230,175

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$10,405	$6,455
Accrued compensation	4,779	6,196
Accrued liabilities and other	1,304	808
Income taxes payable	145	-
Current portion of long-term debt obligations	208	204
Total current liabilities	16,841	13,663
Long-term deferred tax liabilities	3,779	3,682
Long-term debt obligations	106	159
Other long-term liabilities	999	1,028
Total liabilities	21,725	18,532

Shareholders' equity
Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding 0 shares as of each of March 31, 2014 and December 31, 2013	-	-
Common stock, $0.001 par value, authorized 150,000,000 shares; issued and outstanding 25,606,090 and 25,546,107 shares as of March 31, 2014 and December 31, 2013, respectively	26	26
Additional paid-in capital	169,420	166,861
Retained earnings	55,949	45,847
Accumulated other comprehensive income (loss)	(919)	(1,091)
Total shareholders' equity	224,476	211,643
Total liabilities and shareholders' equity	$246,201	$230,175

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Statements of Operations:
Revenue	$46,074	$37,313
Cost of revenue	17,050	14,034
Gross profit	29,024	23,279
Operating expenses
Marketing and sales	6,417	5,263
Research and development	3,456	2,628
General and administrative	4,703	3,994
Total operating expenses	14,576	11,885
Income from operations	14,448	11,394
Other income, net	103	3
Income before income taxes	14,551	11,397
Provision for income taxes	4,449	3,110
Net income	$10,102	$8,287

Net income per share:
Basic	$0.40	$0.33
Diluted	$0.39	$0.32

Shares used to compute net income per share:
Basic	25,573,851	25,014,907
Diluted	26,091,069	25,645,744

Comprehensive Income (net of tax)
Comprehensive income	$10,274	$7,380

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Operating activities
Net income	$10,102	$8,287
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,106	1,734
Stock-based compensation expense	998	865
Deferred taxes	107	148
Excess tax benefit from stock-based compensation	(897)	(4,067)
Amortization of held-to-maturity securities	482	304
Changes in operating assets and liabilities:
Accounts receivable	(3,554)	(1,929)
Inventories	(166)	(183)
Prepaid expenses and other	(828)	393
Income taxes	3,951	2,719
Accounts payable	3,929	1,115
Accrued liabilities and other	(964)	1,759
Net cash provided by operating activities	15,266	11,145

Investing activities
Purchases of property and equipment	(9,892)	(2,548)
Purchases of marketable securities	(32,385)	(41,088)
Proceeds from maturities of marketable securities	26,590	18,313
Net cash used in investing activities	(15,687)	(25,323)

Financing activities
Payments on debt	(50)	(92)
Proceeds from exercises of stock options and other	665	1,619
Excess tax benefit from stock-based compensation	897	4,067
Net cash provided by financing activities	1,512	5,594
Effect of exchange rate changes on cash and cash equivalents	71	(246)
Net increase (decrease) in cash and cash equivalents	1,162	(8,830)
Cash and cash equivalents, beginning of period	43,039	36,759
Cash and cash equivalents, end of period	$44,201	$27,929

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

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. For further information, refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission (SEC) on February 28, 2014.

The accompanying Consolidated Balance Sheet as of December 31, 2013 was derived from the audited Consolidated Financial Statements but does not include all disclosures required by U.S. GAAP for a full set of financial statements. This Form 10-Q should be read in conjunction with the Company’s Consolidated Financial Statements and Notes included in the Annual Report on Form 10-K filed on February 28, 2014 as referenced above.

Note 2 – Net Income per Common Share

Basic net income per share is computed based on the weighted-average number of common shares outstanding. Diluted net income per share is computed based on the weighted-average number of common shares outstanding, increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares. Potentially dilutive shares of common stock include stock options, restricted stock units and restricted stock awards granted under stock-based compensation plans and shares committed to be purchased under the employee stock purchase plan.

The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2014	2013

Net income	$10,102	$8,287

Basic - weighted-average shares outstanding:	25,573,851	25,014,907
Effect of dilutive securities:
Employee stock options and other	517,218	630,837
Diluted - weighted-average shares outstanding:	26,091,069	25,645,744
Net income per share:
Basic	$0.40	$0.33
Diluted	$0.39	$0.32

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 3 – Fair Value Measurements

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

A summary of financial assets as of March 31, 2014 and December 31, 2013 measured at fair value on a recurring basis follows:

	March 31, 2014			December 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Financial Assets:
Cash and cash equivalents
Money market mutual fund	$14,339	$-	$-	$5,524	$-	$-
Total	$14,339	$-	$-	$5,524	$-	$-

Note 4 – Marketable Securities

The Company invests in short-term and long-term agency, municipal, corporate, commercial paper and other debt securities. The securities are categorized as held-to-maturity and are recorded at amortized cost. Categorization as held-to-maturity is based on the Company’s ability and intent to hold these securities to maturity. Information regarding the Company’s short-term and long-term marketable securities as of March 31, 2014 and December 31, 2013 is as follows:

	March 31, 2014
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government agency securities	$24,476	$1	$(63)	$24,414
Corporate debt securities	37,314	30	(76)	37,268
Commercial paper	1,996	-	(15)	1,981
U.S. municipal securities	36,949	60	(10)	36,999
Certificates of deposit/time deposits	4,940	8	(2)	4,946
Total marketable securities	$105,675	$99	$(166)	$105,608

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

	December 31, 2013
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government agency securities	$21,713	$2	$(22)	$21,693
Corporate debt securities	29,480	30	(20)	29,490
U.S. municipal securities	44,474	49	(22)	44,501
Certificates of deposit/time deposits	4,695	5	(8)	4,692
Total marketable securities	$100,362	$86	$(72)	$100,376

Fair values for the corporate debt securities are primarily determined based on quoted market prices (Level 1).  Fair values for the U.S. municipal securities, U.S. government agency securities, certificates of deposit and commercial paper are primarily determined using dealer quotes or quoted market prices for similar securities (Level 2).

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

The March 31, 2014 balance of held-to-maturity debt securities by contractual maturity is shown in the following table at amortized cost. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in thousands)	March 31, 2014

Due in one year or less	$34,360
Due after one year through five years	71,315

Total marketable securities	$105,675

Note 5 – Inventory

Inventory consists primarily of raw materials, which are recorded at the lower of cost or market using the average-cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The Company’s inventory consists of the following:

(in thousands)	March 31, 2014	December 31, 2013

Raw materials	$4,996	$4,875
Work in process	535	410
Total inventory	5,531	5,285
Allowance for obsolescence	(185)	(119)

Inventory, net of allowance	$5,346	$5,166

Note 6 – Stock-Based Compensation

Under the 2012 Long-Term Incentive Plan (2012 Plan), the Company has the ability to grant stock options, stock appreciation rights (SARs), restricted stock, stock units, other stock-based awards and cash incentive awards. Awards under the 2012 Plan will have a maximum term of ten years from the date of grant. The compensation committee may provide that the vesting or payment of any award will be subject to the attainment of specified performance measures in addition to the satisfaction of any continued service requirements and the compensation committee will determine whether such measures have been achieved. The per share exercise price of stock options and SARs granted under the 2012 Plan generally may not be less than the fair market value of a share of our common stock on the date of the grant.

Employee Stock Purchase Plan

The Company’s 2012 Employee Stock Purchase Plan (ESPP), allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15 percent of their eligible compensation, subject to plan limitations. The ESPP provides for six-month offering periods ending May 15 and November 15, respectively. At the end of each offering period, employees are able to purchase shares at 85 percent of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period.

Stock-Based Compensation Expense

Stock-based compensation expense was $1.0 million and $0.9 million for the three months ended March 31, 2014 and 2013, respectively.

Stock Options

A summary of stock option activity for the three months ended March 31, 2014 is as follows:

	Stock Options	Weighted- Average Exercise Price

Options outstanding at December 31, 2013	1,143,250	$19.03
Granted	69,350	78.59
Exercised	(47,255)	14.06
Forfeited	(804)	30.58
Options outstanding at March 31, 2014	1,164,541	$22.77

Exercisable at March 31, 2014	434,412	$10.99

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

The weighted-average grant date fair value of options that were granted during the three months ended March 31, 2014 was $39.85.

The following table provides the assumptions used in the Black-Scholes pricing model valuation of options during the three months ended March 31, 2014 and 2013, respectively:

	Three Months Ended March 31,
	2014	2013

Risk-free interest rate	2.14%	1.27%
Expected life (years)	6.50	6.50
Expected volatility	49.30%	53.54%
Expected dividend yield	0%	0%

As of March 31, 2014, there was $9.0 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.8 years.

Restricted Stock

Restricted stock are non-vested stock that include grants of restricted stock awards (RSA) and grants of restricted stock units (RSU). During the three months ended March 31, 2014, the Company granted both RSA and RSU.

Non-vested restricted stock as of March 31, 2014 and changes during the three months ended March 31, 2014 were as follows:

	Stock Options	Weighted- Average Grant Date Fair Value Per Share

Restricted stock outstanding at December 31, 2013	-	$-
Granted	31,693	78.59
Vested	-	-
Forfeited	-	-
Restricted stock outstanding at March 31, 2014	31,693	$78.59

As of March 31, 2014, there was $2.4 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 4.5 years.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Employee Stock Purchase Plan

The following table presents the assumptions used to estimate the fair value of the ESPP during the three months ended March 31, 2014 and 2013, respectively:

	Three Months Ended March 31,
	2014	2013

Risk-free interest rate	0.11%	0.13%
Expected life (months)	6.00	6.00
Expected volatility	39.80%	53.14%
Expected dividend yield	0%	0%

Note 7 – Accumulated Other Comprehensive Income

Other comprehensive income (loss) is comprised entirely of foreign currency translation adjustments. The following table presents the changes in accumulated other comprehensive income balances during the three months ended March 31, 2014 and 2013, respectively:

	Three Months Ended March 31,
(in thousands)	2014	2013

Foreign currency translation adjustment, net of tax
Balance at beginning of period	$(1,091)	$(928)
Other comprehensive income before reclassifications	172	(907)
Amounts reclassified from accumulated other comprehensive income	-	-
Net current-period other comprehensive income	172	(907)
Balance at end of period	$(919)	$(1,835)

Note 8 – Income Taxes

The Company is subject to income tax in multiple jurisdictions and the use of estimates is required to determine the provision for income taxes. For the three months ended March 31, 2014 and 2013 the Company recorded an income tax provision of $4.4 million and $3.1 million, respectively. The income tax provision is based on the estimated annual effective tax rate for the year applied to pre-tax income. The effective income tax rate for the three months ended March 31, 2014 was 30.6 percent compared with 27.3 percent in the same period of the prior year.

The effective income tax rate for the three months ended March 31, 2014 differs from the U.S. federal statutory rate of 35 percent due primarily to the mix of revenue earned in domestic and foreign tax jurisdictions and deductions for which the Company qualifies.

On January 2, 2013, the American Taxpayer Relief Act of 2012 (the Act) was signed into law. Included in the Act was the extension of the research and development credit for years 2012 and 2013. As the Act was enacted during 2013, the federal portion of the 2012 research and development credit was recognized in the first quarter of 2013. As a result, during the three months ended March 31, 2013, the Company recorded a tax benefit of $0.3 million, which translated to an effective income tax rate reduction of 3.0 percent related to the federal research and development credit for 2012. Absent the impact of the Act, the effective income tax rates would have been similar for the three month periods ended March 31, 2014 and 2013, respectively.

The Company has liabilities related to unrecognized tax benefits totaling $0.7 million at March 31, 2014 and December 31, 2013. There were no material adjustments to the unrecorded tax benefits during the three months ended March 31, 2014, and the Company does not anticipate that total unrecognized tax benefits will materially change in the next twelve months. The Company recognizes interest and penalties related to income tax matters in income tax expense, and reports the liability in current or long-term income taxes payable as appropriate.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 9 – Revenue and Geographic Information

The Company’s revenue is derived from its Protomold injection molding and Firstcut computer numerical control (CNC) machining product lines. Total revenue by product line is as follows:

	Three Months Ended March 31,
(in thousands)	2014	2013

Revenue:
Protomold	$32,694	$26,880
Firstcut	13,380	10,433
Total revenue	$46,074	$37,313

Revenue to external customers based on the billing location of the end user customer and long-lived assets by geographic region are as follows:

	Three Months Ended March 31,
(in thousands)	2014	2013

Revenue:
United States	$33,022	$28,148
International	13,052	9,165
Total revenue	$46,074	$37,313

(in thousands)	March 31, 2014	December 31, 2013

Long-lived assets:
United States	$55,897	$48,381
International	8,066	7,720
Total long-lived assets	$63,963	$56,101

Note 10 – Subsequent Events

In April 2014, the Company acquired 100 percent of the shares of FineLine Prototyping, Inc., a leading provider of additive manufacturing services. Total consideration paid for this acquisition was $37 million, $34 million of which was paid in cash at the time of closing and up to an additional $3 million in cash based on the achievement of certain milestones related to the integration of FineLine’s and the Company’s businesses. The acquisition is not significant to the Company’s operating results.

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Key Financial Measures and Trends

Revenue

The Company’s operations are comprised of three geographic business units in the United States, Europe and Japan. Revenue within each of our business units is derived from our Firstcut and Protomold services. Firstcut revenue consists of sales of CNC-machined custom parts. Protomold revenue consists of sales of custom injection molds and injection-molded parts. Our historical and current efforts to increase revenue have been directed at gaining new customers and selling to our existing customer base by increasing marketing and selling activities, offering additional services such as the introduction of our Firstcut service in 2007, expanding internationally such as the opening of our Japanese plant in 2009, improving the usability of our services such as our web-centric applications, and expanding the breadth and scope of our products such as by adding more sizes and materials to our offerings. During the three months ended March 31, 2014, we served approximately 7,700 unique product developers, an increase of 18% over the same period in 2013.

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

General and administrative. General and administrative expense consists primarily of employee compensation, benefits, stock-based compensation, professional service fees related to accounting, tax and legal services and other related overhead. We expect general and administrative expense to increase on an absolute basis as we continue to grow and expand our operations.

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

	Three Months Ended March 31,				Change
(dollars in thousands)	2014		2013		$	%

Revenue	$46,074	100.0%	$37,313	100.0%	$8,761	23.5%
Cost of revenue	17,050	37.0	14,034	37.6	3,016	21.5
Gross profit	29,024	63.0	23,279	62.4	5,745	24.7
Operating expenses:
Marketing and sales	6,417	13.9	5,263	14.2	1,154	21.9
Research and development	3,456	7.5	2,628	7.0	828	31.5
General and administrative	4,703	10.2	3,994	10.7	709	17.8
Total operating expenses	14,576	31.6	11,885	31.9	2,691	22.6
Income from operations	14,448	31.4	11,394	30.5	3,054	26.8
Other income, net	103	0.2	3	-	100	*
Income before income taxes	14,551	31.6	11,397	30.5	3,154	27.7
Provision for income taxes	4,449	9.7	3,110	8.3	1,339	43.1
Net income	$10,102	21.9%	$8,287	22.2%	$1,815	21.9%

* Percentage change not meaningful

Stock-based compensation expense included in the statements of operations data above is as follows:

	Three Months Ended March 31,
(dollars in thousands)	2014	2013

Stock options and restricted stock	$912	$776
Employee stock purchase plan	86	89
Total stock-based compensation expense	$998	$865

Cost of revenue	$82	$71
Operating expenses:
Marketing and sales	195	150
Research and development	215	173
General and administrative	506	471
Total stock-based compensation expense	$998	$865

Comparison of Three Months Ended March 31, 2014 and 2013

Revenue

The Company’s revenue is derived from its Protomold injection molding and Firstcut computer numerical control (CNC) services. Total revenue by service and the related changes for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014		2013		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue
Protomold	$32,694	71.0%	$26,880	72.0%	$5,814	21.6%
Firstcut	13,380	29.0	10,433	28.0	2,947	28.2

Total revenue	$46,074	100.0%	$37,313	100.0%	$8,761	23.5%

Revenue by geographic region, based on the billing location of the end customer, is summarized as follows:

	Three Months Ended March 31,
	2014		2013		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue
United States	$33,022	71.7%	$28,148	75.4%	$4,874	17.3%
International	13,052	28.3	9,165	24.6	3,887	42.4

Total revenue	$46,074	100.0%	$37,313	100.0%	$8,761	23.5%

Our revenue increased $8.8 million, or 23.5%, for the three months ended March 31, 2014 compared with the same period in 2013. This revenue growth was driven by a 17.3% increase in United States revenue, 42.4% increase in international revenue, 21.6% increase in Protomold revenue and 28.2% increase in Firstcut revenue, in each case for the three months ended March 31, 2014 compared with the same period in 2013.

Our revenue growth in the three months ended March 31, 2014 was the result of increased volume and spending of the product developers we served. During the three months ended March 31, 2014, we served approximately 7,700 unique product developers, an increase of 18% over the same period in 2013. Average revenue per product developer also increased 4% during the three months ended March 31, 2014 compared to the same period in 2013.

Our revenue increases were primarily driven by increases in sales personnel and marketing activities. Our sales personnel focus on gaining new customer accounts and expanding the depth and breadth into existing customer accounts. Our marketing personnel focus on trade show and marketing activities that have proven to result in the greatest number of customer leads to support sales activity. International revenue was favorably impacted by $0.4 million in the three months ended March 31, 2014 compared to the same period in 2013 due to the strengthening of foreign currencies relative to the United States dollar. The effect of pricing changes on revenue was immaterial for the three months ended March 31, 2014 compared to the same period in 2013.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $3.0 million, or 21.5%, for the three months ended March 31, 2014 compared to the same period in 2013, which was slightly slower than the rate of revenue increase of 23.5% for the three months ended March 31, 2014 compared to the same period in 2013. The increase in cost of revenue was due to raw material and production cost increases of $0.6 million to support increased sales volumes, equipment and facility-related cost increases of $0.6 million and an increase in direct labor headcount resulting in personnel and related cost increases of $1.8 million.

Gross Profit and Gross Margin. Gross profit increased to $29.0 million, or 63.0% of revenues, for the three months ended March 31, 2014 from $23.3 million, or 62.4% of revenues, for the three months ended March 31, 2013 due to increases in revenue offset by the cost of revenue as discussed above. Gross margin increased primarily as a result of efficiencies gained through higher equipment utilization and continually refined manufacturing processes.

Operating Expenses, Other Income, Net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expense increased $1.2 million, or 21.9%, for the three months ended March 31, 2014 compared to the same period in 2013 due primarily to an increase in headcount resulting in personnel and related cost increases of $0.9 million and marketing program cost increases of $0.3 million. The increase in marketing program costs is the result of our focus and concentration on funding those programs which have proven to be the most effective in growing our business.

Research and Development. Our research and development expense increased $0.8 million, or 31.5%, for the three months ended March 31, 2014 compared to the same period in 2013 due to an increase in headcount resulting in personnel and related cost increases of $0.6 million and operating cost increases of $0.2 million.

General and Administrative. Our general and administrative expense increased $0.7 million, or 17.8%, for the three months ended March 31, 2014 compared to the same period in 2013 due to an increase in headcount resulting in personnel and related cost increases of $0.1 million, administrative cost increases of $0.2 million and professional service cost increases of $0.4 million. The increase in professional service costs is primarily attributable to compliance efforts in response to our first internal control audit under the requirements of Section 404 of the Sarbanes Oxley Act of 2002.

Other Income, Net. Other income, net increased $0.1 million for the three months ended March 31, 2014 compared to the same period in 2013 due to changes in foreign currency rates.

Provision for Income Taxes. Our effective tax rate of 30.6% for the three months ended March 31, 2014 increased by 3.3% when compared to our effective tax rate of 27.3% for the same period in 2013. The increase in our effective tax rate is due primarily to the American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013 and required that we recognize the federal portion of our 2012 research and development credit in the three months ended March 31, 2013. Refer to Footnote 8 for additional information. As a result of the change in effective tax rate as well as increased income attributable to the fluctuations described above, our income tax provision increased by $1.3 million to $4.4 million for the three months ended March 31, 2014 compared to our income tax provision of $3.1 million for the three months ended March 31, 2013.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(dollars in thousands)	2014	2013

Net cash provided by operating activities	$15,266	$11,145
Net cash used in investing activities	(15,687)	(25,323)
Net cash provided by financing activities	1,512	5,594
Effect of exchange rates on cash and cash equivalents	71	(246)
Net increase (decrease) in cash and cash equivalents	$1,162	$(8,830)

Sources of Liquidity

Historically we have financed our operations and capital expenditures primarily through cash flow from operations and, to a lesser extent, lease financing and the use of bank loans. We had cash and cash equivalents of $44.2 million as of March 31, 2014, an increase of $1.2 million from December 31, 2013. The increase in our cash was primarily due to proceeds received from exercises of stock options.

Cash Flows from Operating Activities

Cash provided by operating activities was $15.3 million for the three months ended March 31, 2014. We had net income of $10.1 million, which included non-cash charges consisting of $2.1 million in depreciation, $1.0 million in stock-based compensation, $0.5 million in amortization of held-to-maturity securities and $0.1 million in deferred taxes, partially offset by $0.9 million of excess tax benefit on stock-based compensation. Other sources of cash in operating activities totaled $2.4 million, which included an increase in income taxes payable of $4.0 million and increase in accounts payable of $3.9 million, which were partially offset by an increase in accounts receivable of $3.5 million, decrease in accrued liabilities and other of $1.0 million, increase in prepaid expenses and other of $0.8 million and increase in inventory of $0.2 million. These operating cash increases in accounts receivable, accounts payable, inventories and other reflect increases in revenue and the growth of our business.

Cash provided by operating activities was $11.1 million for the three months ended March 31, 2013. We had net income of $8.3 million, which included noncash charges consisting of $1.7 million in depreciation, $0.9 million in stock-based compensation, $0.3 million in amortization of held-to-maturity securities and $0.1 million in deferred taxes, offset by $4.1 million of excess tax benefit on stock-based compensation. Other sources of cash in operating activities totaled $3.9 million, which included an increase in income taxes payable of $2.7 million, increase in accrued liabilities and other of $1.8 million, increase in accounts payable of $1.1 million and a decrease in prepaid expenses and other of $0.4 million, which were partially offset by an increase in accounts receivable of $1.9 million and increase in inventories of $0.2 million. These operating cash increases in accounts receivable, accounts payable, inventories and other reflect increases in revenue and the growth of our business.

Cash Flows from Investing Activities

Cash used in investing activities was $15.7 million for the three months ended March 31, 2014, consisting of $9.9 million for the purchase of property and equipment and $32.4 million for the purchase of marketable securities, which were partially offset by $26.6 million in proceeds from the maturities and call redemptions of marketable securities.

Cash used in investing activities was $25.3 million for the three months ended March 31, 2013, consisting of $2.5 million for the purchase of property and equipment and $41.1 million for the purchase of marketable securities, which were partially offset by $18.3 million in proceeds from the maturities and call redemptions of marketable securities.

Cash Flows from Financing Activities

Cash provided by financing activities was $1.5 million for the three months ended March 31, 2014, consisting of excess tax benefit on stock-based compensation of $0.9 million and $0.7 million in proceeds from exercises of stock options, which were partially offset by $0.1 million for payments of debt.

Cash provided by financing activities was $5.6 million for the three months ended March 31, 2013, consisting of excess tax benefit on stock-based compensation of $4.1 million and $1.6 million in proceeds from exercises of stock options, which were partially offset by $0.1 million for payments of debt.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Critical Accounting Policies and Use of Estimates

We have adopted various accounting policies to prepare the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Our significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. There were no material changes in our significant accounting policies during the three months ended March 31, 2014.

Recent Accounting Pronouncements

There have been no accounting pronouncements issued or adopted in the period that apply to, or impact, the financial reporting of the Company.

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

Item 1A. Risk Factors

The risk factor discussed below updates the risk factors we previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Our acquisition of FineLine Prototyping, Inc. presents risks to our business and could harm our operating results and financial condition.

On April 23, 2014, we entered into a stock purchase agreement for the purchase of all of the outstanding shares of capital stock of FineLine Prototyping, Inc. At the closing, we paid cash consideration of $34 million to the sellers, which amount is subject to adjustment based on FineLine’s indebtedness and net working capital as of the closing date and FineLine’s expenses in connection with the transactions contemplated by the stock purchase agreement. The stock purchase agreement also provides that we will pay the sellers up to an additional $3 million if FineLine’s revenue for 2014 exceeds certain amounts and if certain milestones relating to the integration of FineLine’s and our businesses are achieved. FineLine provides additive manufacturing services. Our acquisition of FineLine subjects us to certain risks, including:

●

We have not previously provided additive manufacturing services and the complexity of our operations therefore has increased, and we may not be able to maintain or grow the newly acquired portion of our business as quickly or significantly as anticipated, or at all;

●	Integrating FineLine’s operations with our historic operations could divert management’s attention and cause our results of operations to suffer;
●	We may be unable to integrate successfully FineLine’s business and realize the anticipated benefits of the acquisition;
●	Our acquisition of FineLine includes significant goodwill, which could result in future impairment charges that would reduce our earnings;
●	Our acquisition of FineLine and the integration of its business may involve unexpected costs, unexpected liabilities or unexpected delays; and
●	Our acquisition of FineLine may harm relationships with FineLine’s customers, suppliers and employees.

Any failure to successfully address these challenges or risks could disrupt our business and harm our operating results and financial condition.

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit Number	Description of Exhibit
3.1(1)	Third Amended and Restated Articles of Incorporation of Proto Labs, Inc.
3.2(2)	Amended and Restated By-Laws of Proto Labs, Inc.
10.1(3)#	Executive Employment Agreement, dated February 6, 2014, by and between Proto Labs, Inc. and Victoria M. Holt
10.2(4)#	Form of Restricted Stock Agreement under 2012 Long-Term Incentive Plan for initial grant to Victoria M. Holt
10.3(5)#	Form of Restricted Stock Unit Agreement under 2012 Long-Term Incentive Plan (U.S. Employees)
10.4(6)#	Form of Restricted Stock Unit Agreement under 2012 Long-Term Incentive Plan (U.K. Employees)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012, and incorporated by reference herein.
(3)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35435), filed with the Commission on February 6, 2014, and incorporated by reference herein.
(4)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35435), filed with the Commission on February 6, 2014, and incorporated by reference herein.
(5)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35435), filed with the Commission on February 12, 2014, and incorporated by reference herein.
(6)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35435), filed with the Commission on February 12, 2014, and incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Proto Labs, Inc.
Date: May 6, 2014	/s/ Victoria M. Holt
Victoria M. Holt
President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2014	/s/ John R. Judd
John R. Judd
Chief Financial Officer (Principal Financial Officer)

 21