Form 10-Q/A
period 2014-03-31
Proto Labs Inc
filed 2014-05-06
CIK 1443669

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q/A

(Amendment No 1)

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,611,140 shares of Common Stock, par value $0.001 per share, were outstanding at April 30, 2014.

Explanatory Note

Proto Labs, Inc. (the “Company”) is filing this amendment to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (the “Original Form 10-Q”), filed with the U.S. Securities and Exchange Commission on May 6, 2014, to correct an error on the cover page. The cover page of the Original Form 10-Q inadvertently omitted the number of shares of the Company’s Common Stock outstanding as of April 30, 2014. The cover page of this Form 10-Q/A includes the number of shares of the Company’s Common Stock outstanding as of April 30, 2014. This Form 10-Q/A amends and restates in its entirety the Original Form 10-Q, but, except as specifically noted above, contains the same disclosure as is in the Original Form 10-Q.

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