Form 10-Q
period 2014-06-30
Proto Labs Inc
filed 2014-08-05
CIK 1443669

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,718,607 shares of Common Stock, par value $0.001 per share, were outstanding at July 31, 2014.

Proto Labs, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Proto Labs, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$22,854	$43,039
Short-term marketable securities	25,255	36,339
Accounts receivable, net of allowance for doubtful accounts of $132 and $90 as of June 30, 2014 and December 31, 2013, respectively	25,187	18,320
Inventory	5,755	5,166
Prepaid expenses and other current assets	5,135	3,569
Income taxes receivable	2,051	2,907
Deferred tax assets	459	455
Total current assets	86,696	109,795
Property and equipment, net	87,313	56,101
Goodwill	28,916	-
Other intangible assets, net	4,456	-
Long-term marketable securities	57,325	64,023
Other long-term assets	251	256
Total assets	$264,957	$230,175

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$11,818	$6,455
Accrued compensation	5,805	6,196
Accrued liabilities and other	3,491	808
Current portion of long-term debt obligations	194	204
Total current liabilities	21,308	13,663
Long-term deferred tax liabilities	3,731	3,682
Long-term debt obligations	77	159
Other long-term liabilities	759	1,028
Total liabilities	25,875	18,532

Shareholders' equity
Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding 0 shares as of each of June 30, 2014 and December 31, 2013	-	-
Common stock, $0.001 par value, authorized 150,000,000 shares; issued and outstanding 25,672,300 and 25,546,107 shares as of June 30, 2014 and December 31, 2013, respectively	26	26
Additional paid-in capital	172,538	166,861
Retained earnings	66,905	45,847
Accumulated other comprehensive income (loss)	(387)	(1,091)
Total shareholders' equity	239,082	211,643
Total liabilities and shareholders' equity	$264,957	$230,175

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Statements of Operations:
Revenue	$52,866	$39,749	$98,940	$77,062
Cost of revenue	20,183	14,896	37,233	28,930
Gross profit	32,683	24,853	61,707	48,132
Operating expenses
Marketing and sales	7,261	5,550	13,678	10,813
Research and development	3,914	2,751	7,370	5,379
General and administrative	5,534	3,923	10,237	7,917
Total operating expenses	16,709	12,224	31,285	24,109
Income from operations	15,974	12,629	30,422	24,023
Other income (expense), net	(66)	116	37	119
Income before income taxes	15,908	12,745	30,459	24,142
Provision for income taxes	4,952	4,134	9,401	7,244
Net income	$10,956	$8,611	$21,058	$16,898

Net income per share:
Basic	$0.43	$0.34	$0.82	$0.68
Diluted	$0.42	$0.33	$0.81	$0.66

Shares used to compute net income per share:
Basic	25,620,005	25,258,932	25,597,055	25,030,283
Diluted	26,146,848	25,850,247	26,132,265	25,627,382

Comprehensive Income (net of tax)
Comprehensive income	$11,488	$8,413	$21,762	$15,793

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013

Operating activities
Net income	$21,058	$16,898
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,683	3,582
Stock-based compensation expense	2,248	1,736
Deferred taxes	107	307
Excess tax benefit from stock-based compensation	(1,623)	(5,929)
Loss on disposal of property and equipment	-	59
Amortization of held-to-maturity securities	854	633
Changes in operating assets and liabilities:
Accounts receivable	(5,742)	(2,032)
Inventories	(306)	(360)
Prepaid expenses and other	(372)	1,715
Income taxes	2,431	3,066
Accounts payable	5,143	1,083
Accrued liabilities and other	(2,464)	(1,310)
Net cash provided by operating activities	26,017	19,448

Investing activities
Purchases of property and equipment	(31,625)	(6,069)
Acquisitions, net of cash acquired	(33,864)	-
Purchases of marketable securities	(38,463)	(57,310)
Proceeds from maturities of marketable securities	55,441	34,280
Net cash used in investing activities	(48,511)	(29,099)

Financing activities
Payments on debt	(954)	(166)
Acquisition-related contingent consideration	(400)	-
Proceeds from exercises of stock options and other	1,806	2,870
Excess tax benefit from stock-based compensation	1,623	5,929
Net cash provided by financing activities	2,075	8,633
Effect of exchange rate changes on cash and cash equivalents	234	(295)
Net decrease in cash and cash equivalents	(20,185)	(1,313)
Cash and cash equivalents, beginning of period	43,039	36,759
Cash and cash equivalents, end of period	$22,854	$35,446

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

Note 2 – Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue from the transfer of goods or services to customers in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. The Company is required to adopt the new pronouncement on January 1, 2017 using one of two retrospective application methods. The Company is evaluating the application method and the impact of this new standard on our financial statements.

There are no other new accounting pronouncements that are expected to have a significant impact on the Company’s consolidated financial statements.

Note 3 – Business Combinations

On April 23, 2014, the Company acquired 100% of the outstanding shares of FineLine Prototyping, Inc. (“FineLine”) for $33.9 million net cash consideration, which was funded with cash available in the United States and the sale of $15.5 million of held-to-maturity securities. Under the terms of the Agreement, the Company is obligated to make an additional cash payment of up to $3.0 million, contingent upon both the achievement of 2014 revenue goals and certain milestones relating to the integration of FineLine’s operations with the Company. The shares of FineLine acquired through the Stock Purchase Agreement (“Agreement”) were issued in a private transaction exempt from the registration under the Securities Act of 1933 and the operations of FineLine will be integrated into the operations of the Company.

FineLine is based in Raleigh, North Carolina and is a leading producer of parts using additive manufacturing technologies, often times referred to as 3D printing. FineLine produces high-quality parts using stereolithography (SLA), selective laser sintering (SLS) and direct metal laser sintering (DMLS) technologies to customers in a wide variety of industries, including medical, aerospace, computer/electronics, consumer products and industrial machinery, among others. Along with Protomold and Firstcut, the Company will offer these technologies to its customers under the Fineline product name.

Consistent with the provisions of Accounting Standards Codification (ASC) 805, Business Combinations (ASC 805), the Company accrued the contingent payment on the date of acquisition after determining its fair value of $3.0 million in arriving at $36.9 million of total consideration, net of cash acquired. The contingent consideration liability is reflected in accrued liabilities and other as of June 30, 2014 and continues to be remeasured to fair value at each reporting period with changes in fair value reflected in the Consolidated Statements of Comprehensive Income. As of June 30, 2014 the contingent consideration balance totaled $2.6 million.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed based on their estimated fair values as of the acquisition date, with any excess recorded as goodwill. The goodwill associated with the acquisition is deductible for tax purposes and represents the strategic and growth opportunities from strengthening the Company’s portfolio of rapid prototyping product offerings. The addition of additive manufacturing expands Proto Labs’ products to address a wider spectrum of need for the product developer. From concept models, to form and fit testing, to functional testing and short-run production, the acquisition of FineLine allows the Company to offer a broader range of quick-turn custom parts with speed, reliability and consistency.

The results of FineLine since the date of acquisition and pro forma disclosures of the consolidated results of the Company with the full year effects of FineLine have not been separately presented since the impact to the Company's results of operations was not material.

The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805. As of June 30, 2014, this allocation for FineLine remains preliminary as it relates to the valuation of certain working capital accounts, intangible assets and taxes. The preliminary allocation of the purchase price to assets acquired and liabilities assumed is as follows:

(in thousands)
Assets acquired:
Current assets	$1,248
Intangible assets	4,580
Goodwill	28,916
Other long-term assets	3,849
Total assets acquired	38,593

Liabilities assumed:
Current liabilities	1,729
Total liabilities assumed	1,729
Net assets acquired	36,864

Cash paid	34,468
Cash acquired	(604)
Net cash consideration	33,864
Contingent consideration	3,000
Total purchase consideration	$36,864

Note 4 – Goodwill and Other Intangible Assets

The changes in the carrying amount of Goodwill for the six months ended June 30, 2014 were as follows:

(in thousands)	Six Months Ended June 30, 2014
Balance as of the beginning of the period	$-
Goodwill acquired during the period	28,916
Balance as of the end of the period	$28,916

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Intangible assets other than Goodwill at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014			December 31, 2013
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Useful Life (in years)	Weighted Average Useful Life Remaining (in years)
Intangible Assets with finite lives:
Marketing assets	$930	$(15)	$915	$-	$-	$-	10	10
Non-compete agreement	190	(16)	174	-	-	-	2	2
Trade secrets	250	(8)	242	-	-	-	5	5
Internally developed software	680	(38)	642	-	-	-	3	3
Customer relationships	2,530	(47)	2,483	-	-	-	9	9
Total intangible assets	$4,580	$(124)	$4,456	$-	$-	$-

Amortization expense for intangible assets for each of the three and six months ended June 30, 2014 was $0.1 million. There was no amortization expense in the same periods of the prior year.

Estimated aggregated amortization expense based on the current carrying value of the amortizable intangible assets is as follows:

(in thousands)	Estimated Amortization Expense
Remaining 2014	$373
2015	746
2016	682
2017	500
2018	424
Thereafter	1,731
Total estimated amortization expense	$4,456

Note 5 – Net Income per Common Share

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

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2014	2013	2014	2013

Net income	$10,956	$8,611	$21,058	$16,898

Basic - weighted-average shares outstanding:	25,620,005	25,258,932	25,597,055	25,030,283
Effect of dilutive securities:
Employee stock options and other	526,843	591,315	535,210	597,099
Diluted - weighted-average shares outstanding:	26,146,848	25,850,247	26,132,265	25,627,382
Net income per share:
Basic	$0.43	$0.34	$0.82	$0.68
Diluted	$0.42	$0.33	$0.81	$0.66

Note 6 – Fair Value Measurements

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

A summary of financial assets as of June 30, 2014 and December 31, 2013 measured at fair value on a recurring basis follows:

	June 30, 2014			December 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Financial Assets:
Cash and cash equivalents
Money market mutual fund	$5,129	$-	$-	$5,524	$-	$-
Total	$5,129	$-	$-	$5,524	$-	$-

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 7 – Marketable Securities

The Company invests in short-term and long-term agency, municipal, corporate, commercial paper and other debt securities. The securities are categorized as held-to-maturity and are recorded at amortized cost. Categorization as held-to-maturity is based on the Company’s ability and intent to hold these securities to maturity. Information regarding the Company’s short-term and long-term marketable securities as of June 30, 2014 and December 31, 2013 is as follows:

	June 30, 2014
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government agency securities	$16,453	$3	$(20)	$16,436
Corporate debt securities	28,752	21	(35)	28,738
Commercial paper	1,998	-	-	1,998
U.S. municipal securities	30,222	69	(2)	30,289
Certificates of deposit/time deposits	5,155	9	(2)	5,162

Total marketable securities	$82,580	$102	$(59)	$82,623

	December 31, 2013
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government agency securities	$21,713	$2	$(22)	$21,693
Corporate debt securities	29,480	30	(20)	29,490
U.S. municipal securities	44,474	49	(22)	44,501
Certificates of deposit/time deposits	4,695	5	(8)	4,692

Total marketable securities	$100,362	$86	$(72)	$100,376

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

The June 30, 2014 balance of held-to-maturity debt securities by contractual maturity is shown in the following table at amortized cost. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in thousands)	June 30, 2014

Due in one year or less	$25,255
Due after one year through five years	57,325

Total marketable securities	$82,580

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 8 – Inventory

Inventory consists primarily of raw materials, which are recorded at the lower of cost or market using the average-cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.

The Company’s inventory consists of the following:

(in thousands)	June 30, 2014	December 31, 2013

Raw materials	$5,417	$4,875
Work in process	530	410
Total inventory	5,947	5,285
Allowance for obsolescence	(192)	(119)

Inventory, net of allowance	$5,755	$5,166

Note 9 – Stock-Based Compensation

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

Stock-Based Compensation Expense

Stock-based compensation expense was $1.2 million and $0.9 million for the three months ended June 30, 2014 and 2013, respectively, and $2.2 and $1.7 million for the six months ended June 30, 2014 and 2013, respectively.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Stock Options

A summary of stock option activity for the six months ended June 30, 2014 is as follows:

	Stock Options	Weighted- Average Exercise Price

Options outstanding at December 31, 2013	1,143,250	$19.03
Granted	108,860	72.70
Exercised	(103,648)	10.56
Forfeited	(3,604)	22.41
Options outstanding at June 30, 2014	1,144,858	$24.89

Exercisable at June 30, 2014	535,033	$15.36

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

The weighted-average grant date fair value of options that were granted during the six months ended June 30, 2014 was $32.73.

The following table provides the assumptions used in the Black-Scholes pricing model valuation of options during the six months ended June 30, 2014 and 2013, respectively:

	Six Months Ended June 30,
	2014			2013

Risk-free interest rate	0.43	-	2.14%	1.03	-	1.30%
Expected life (years)	2.00	-	6.50	5.50	-	6.50
Expected volatility	48.87	-	49.30%	53.32	-	53.54%
Expected dividend yield		0%			0%

As of June 30, 2014, there was $8.9 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.4 years.

Restricted Stock

Restricted stock are non-vested stock that include grants of restricted stock awards (RSA) and grants of restricted stock units (RSU). During the six months ended June 30, 2014, the Company granted both RSA and RSU.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Non-vested restricted stock as of June 30, 2014 and changes during the six months ended June 30, 2014 were as follows:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value Per Share

Nonvested restricted stock at December 31, 2013	-	$-
Granted	74,137	69.42
Vested	-	-
Forfeited	-	-
Nonvested restricted stock at June 30, 2014	74,137	$69.42

As of June 30, 2014, there was $4.8 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 4.0 years.

Employee Stock Purchase Plan

The following table presents the assumptions used to estimate the fair value of the ESPP during the six months ended June 30, 2014 and 2013, respectively:

	Six Months Ended June 30,
	2014			2013

Risk-free interest rate	0.01%	-	0.11%	0.11	-	0.13%
Expected life (months)		6.00			6.00
Expected volatility	39.16%	-	39.80%	53.14%	-	53.32%
Expected dividend yield		0%			0%

Note 10 – Accumulated Other Comprehensive Income

Other comprehensive income (loss) is comprised entirely of foreign currency translation adjustments. The following table presents the changes in accumulated other comprehensive income balances during the three and six months ended June 30, 2014 and 2013, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013

Foreign currency translation adjustment, net of tax
Balance at beginning of period	$(919)	$(1,835)	$(1,091)	$(928)
Other comprehensive income before reclassifications	532	(198)	704	(1,105)
Amounts reclassified from accumulated other comprehensive income	-	-	-	-
Net current-period other comprehensive income	532	(198)	704	(1,105)
Balance at end of period	$(387)	$(2,033)	$(387)	$(2,033)

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 11 – Income Taxes

The Company is subject to income tax in multiple jurisdictions and the use of estimates is required to determine the provision for income taxes. For the three months ended June 30, 2014 and 2013 the Company recorded an income tax provision of $5.0 million and $4.1 million, respectively. For the six months ended June 30, 2014 and 2013 the Company recorded an income tax provision of $9.4 million and $7.2 million, respectively. The income tax provision is based on the estimated annual effective tax rate for the year applied to pre-tax income. The effective income tax rate for the three months ended June 30, 2014 was 31.1 percent compared with 32.4 percent in the same period of the prior year. The effective income tax rate for the six months ended June 30, 2014 was 30.9 percent compared with 30.0 percent in the same period of the prior year.

The effective income tax rate for the three and six months ended June 30, 2014 differs from the U.S. federal statutory rate of 35 percent due primarily to the mix of revenue earned in domestic and foreign tax jurisdictions and deductions for which the Company qualifies.

On January 2, 2013, the American Taxpayer Relief Act of 2012 (the Act) was signed into law. Included in the Act was the extension of the research and development credit for years 2012 and 2013. As the Act was enacted during 2013, the federal portion of the 2012 research and development credit was recognized in the first quarter of 2013. As a result, during the three months ended March 31, 2013, the Company recorded a tax benefit of $0.3 million. Absent the impact of the Act, the effective income tax rates would have been similar for the six month periods ended June 30, 2014 and 2013, respectively.

The Company has liabilities related to unrecognized tax benefits totaling $0.7 million at each of June 30, 2014 and December 31, 2013. There were no material adjustments to the unrecorded tax benefits during the six months ended June 30, 2014, and the Company does not anticipate that total unrecognized tax benefits will materially change in the next twelve months. The Company recognizes interest and penalties related to income tax matters in income tax expense, and reports the liability in current or long-term income taxes payable as appropriate.

Note 12 – Revenue and Geographic Information

The Company’s revenue is derived from its Protomold molding, Firstcut computer numerical control (CNC) machining and Fineline additive manufacturing (3D printing) product lines. Total revenue by product line is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013

Revenue:
Protomold	$36,255	$27,924	$68,949	$54,804
Firstcut	14,478	11,825	27,858	22,258
Fineline	2,133	-	2,133	-
Total revenue	$52,866	$39,749	$98,940	$77,062

Revenue to external customers based on the billing location of the end user customer and long-lived assets by geographic region are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013

Revenue:
United States	$39,966	$30,106	$72,988	$58,254
International	12,900	9,643	25,952	18,808
Total revenue	$52,866	$39,749	$98,940	$77,062

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands)	June 30, 2014	December 31, 2013

Long-lived assets:
United States	$72,014	$48,381
International	15,299	7,720
Total long-lived assets	$87,313	$56,101

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

Overview

We are a leading online and technology-enabled manufacturer of quick-turn additive-manufactured (3D printed), CNC-machined and molded custom parts for prototyping and short-run production. We provide “Real Parts, Really Fast” to product developers worldwide, who are under increasing pressure to bring their finished products to market faster than their competition. We believe low-volume manufacturing has historically been an underserved market due to the inefficiencies inherent in the quotation, equipment set-up and non-recurring engineering processes required to produce custom parts. Our proprietary technology eliminates most of the time-consuming and expensive skilled labor conventionally required to quote and manufacture parts in low volumes, and our customers conduct nearly all of their business with us over the Internet. We target our services to the millions of product developers who use three-dimensional computer-aided design (3D CAD) software to design products across a diverse range of end-markets. Our primary manufacturing products currently include Fineline, which is our additive-manufacturing (3D printing) product line, Firstcut, which is our CNC machining product line, and Protomold, which is our molding product line.

Key Financial Measures and Trends

Revenue

The Company’s operations are comprised of three geographic business units in the United States, Europe and Japan. Revenue within each of our business units is derived from our Fineline, Firstcut and Protomold product lines. Fineline revenue consists of sales of additive-manufactured custom parts, often referred to as 3D printed parts. Firstcut revenue consists of sales of CNC-machined custom parts. Protomold revenue consists of sales of custom molds and molded parts. Our historical and current efforts to increase revenue have been directed at gaining new customers and selling to our existing customer base by:

●	increasing marketing and selling activities,
●

offering additional services such as the acquisition in April 2014 of FineLine Prototyping, Inc. leading to the offering of Fineline additive manufacturing technologies, often times referred to as 3D printing,

●	introducing our Firstcut product line in 2007,
●	expanding internationally such as the opening of our Japanese plant in 2009,
●	improving the usability of our services such as our web-centric applications, and
●	expanding the breadth and scope of our products such as by adding more sizes and materials to our offerings such as liquid silicon rubber (LSR) and metal injection molding (MIM).

Excluding product developers we gained through the acquisition of FineLine, during the three months ended June 30, 2014, we served approximately 8,200 unique product developers, an increase of 19% over the same period in 2013. Excluding product developers we gained through the acquisition of FineLine, during the six months ended June 30, 2014, we served approximately 12,100 unique product developers, an increase of 18% over the same period in 2013.

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

Our recent growth in operating expenses is mainly due to higher headcounts to support our growth and expansion, and we expect that trend to continue. Our business strategy is to continue to be a leading online and technology-enabled manufacturer of quick-turn additive-manufactured (3D printing), CNC-machined and molded custom parts for prototyping and short-run production. For us to achieve our goals, we anticipate continued substantial investments in technology and personnel, resulting in increased operating expenses.

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

General and administrative. General and administrative expense consists primarily of employee compensation, benefits, stock-based compensation, professional service fees related to accounting, tax and legal services, amortization of intangibles and other related overhead. We expect general and administrative expense to increase on an absolute basis as we continue to grow and expand our operations.

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

	Three Months Ended June 30,				Change		Six Months Ended June 30,				Change
(dollars in thousands)	2014		2013		$	%	2014		2013		$	%

Revenue	$52,866	100.0%	$39,749	100.0%	$13,117	33.0%	$98,940	100.0%	$77,062	100.0%	$21,878	28.4
Cost of revenue	20,183	38.2	14,896	37.5	5,287	35.5	37,233	37.6	28,930	37.5	8,303	28.7
Gross profit	32,683	61.8	24,853	62.5	7,830	31.5	61,707	62.4	48,132	62.5	13,575	28.2
Operating expenses:
Marketing and sales	7,261	13.7	5,550	13.9	1,711	30.8	13,678	13.8	10,813	14.0	2,865	26.5
Research and development	3,914	7.4	2,751	6.9	1,163	42.3	7,370	7.4	5,379	7.0	1,991	37.0
General and administrative	5,534	10.5	3,923	9.9	1,611	41.1	10,237	10.4	7,917	10.3	2,320	29.3
Total operating expenses	16,709	31.6	12,224	30.7	4,485	36.7	31,285	31.6	24,109	31.3	7,176	29.8
Income (expense) from operations	15,974	30.2	12,629	31.8	3,345	26.5	30,422	30.8	24,023	31.2	6,399	26.6
Other income, net	(66)	(0.1)	116	0.3	(182)	*	37	0.0	119	0.1	(82)	(68.9)
Income before income taxes	15,908	30.1	12,745	32.1	3,163	24.8	30,459	30.8	24,142	31.3	6,317	26.2
Provision for income taxes	4,952	9.4	4,134	10.4	818	19.8	9,401	9.5	7,244	9.4	2,157	29.8
Net income	$10,956	20.7%	$8,611	21.7%	$2,345	27.2%	$21,058	21.3%	$16,898	21.9%	$4,160	24.6%

*Percentage change not meaningful

Stock-based compensation expense included in the statements of operations data above is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013

Stock options and restricted stock	$1,147	$778	$2,060	$1,554
Employee stock purchase plan	103	93	188	182
Total stock-based compensation expense	$1,250	$871	$2,248	$1,736

Cost of revenue	$97	$73	$179	$144
Operating expenses:
Marketing and sales	240	151	435	301
Research and development	268	181	483	354
General and administrative	645	466	1,151	937
Total stock-based compensation expense	$1,250	$871	$2,248	$1,736

Comparison of Three Months Ended June 30, 2014 and 2013

Revenue

Revenue by product line and the related changes for the three months ended June 30, 2014 and 2014 were as follows:

	Three Months Ended June 30,
	2014		2013		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue
Protomold	$36,255	68.6%	$27,924	70.3%	$8,331	29.8%
Firstcut	14,478	27.4	11,825	29.7	2,653	22.4
Fineline	2,133	4.0	-	-	2,133	100.0

Total revenue	$52,866	100.0%	$39,749	100.0%	$13,117	33.0%

Revenue by geographic region, based on the billing location of the end customer, is summarized as follows:

	Three Months Ended June 30,
	2014		2013		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue
United States	$39,966	75.6%	$30,106	75.7%	$9,860	32.8%
International	12,900	24.4	9,643	24.3	3,257	33.8

Total revenue	$52,866	100.0%	$39,749	100.0%	$13,117	33.0%

Our revenue increased $13.1 million, or 33.0%, for the three months ended June 30, 2014 compared with the same period in 2013. This revenue growth was driven by a 32.8% increase in United States revenue, 33.8% increase in international revenue, 29.8% increase in Protomold revenue, 22.4% increase in Firstcut revenue and $2.1 million increase in revenue from the FineLine acquisition, in all cases for the three months ended June 30, 2014 compared with the same period in 2013.

Within our legacy Firstcut and Protomold product lines, our revenue growth in the three months ended June 30, 2014 was the result of increased number and spending of the product developers we served. During the three months ended June 30, 2014, excluding product developers who purchased Fineline products, we served approximately 8,200 unique product developers, an increase of 19.4% over the same period in 2013. Average revenue per product developer, excluding product developers who purchased Fineline products, also increased 6.9% during the three months ended June 30, 2014 compared to the same period in 2013.

Excluding revenue gained through the acquisition of FineLine, our revenue increases were primarily driven by increases in sales personnel and marketing activities. Our sales personnel focus on gaining new customer accounts and expanding the depth and breadth into existing customer accounts. Our marketing personnel focus on trade show and marketing activities that have proven to result in the greatest number of customer leads to support sales activity. International revenue was favorably impacted by $0.7 million in the three months ended June 30, 2014 compared to the same period in 2013 due to weakening of the United States dollar relative to certain foreign currencies, particularly the British Pound. The effect of pricing changes on revenue was immaterial for the three months ended June 30, 2014 compared to the same period in 2013.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $5.3 million, or 35.5%, for the three months ended June 30, 2014 compared to the same period in 2013, which was faster than the rate of revenue increase of 33.0% for the three months ended June 30, 2014 compared to the same period in 2013. The increase in cost of revenue was due to raw material and production cost increases of $1.8 million to support increased sales volumes, equipment and facility-related cost increases of $0.7 million and an increase in direct labor headcount resulting in personnel and related cost increases of $2.8 million.

Gross Profit and Gross Margin. Gross profit increased to $32.7 million, or 61.8% of revenues, for the three months ended June 30, 2014 from $24.9 million, or 62.5% of revenues, for the three months ended June 30, 2013 due to increases in revenue offset by the cost of revenue as discussed above. Gross margin decreased primarily as a result of additional costs incurred related to the integration of FineLine and the move to our new facility in Plymouth, Minnesota.

Operating Expenses, Other Income (Expense), net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expense increased $1.7 million, or 30.8%, for the three months ended June 30, 2014 compared to the same period in 2013 due primarily to an increase in headcount resulting in personnel and related cost increases of $1.3 million and marketing program cost increases of $0.4 million. The increase in marketing program costs is the result of our focus and concentration on funding those programs which have proven to be the most effective in growing our business. Marketing and sales expense as a percentage of revenue decreased to 13.7% for the three months ended June 30, 2014 from 14.0% during the same period in 2013, primarily due to the fixed nature of certain marketing and sales costs as well as focus on effective marketing spending as previously discussed.

Research and Development. Our research and development expense increased $1.2 million, or 42.3%, for the three months ended June 30, 2014 compared to the same period in 2013 due to an increase in headcount resulting in personnel and related cost increases of $1.0 million and operating cost increases of $0.2 million.

General and Administrative. Our general and administrative expense increased $1.6 million, or 41.1%, for the three months ended June 30, 2014 compared to the same period in 2013 due to an increase in headcount resulting in personnel and related cost increases of $0.7 million, stock-based compensation costs increases of $0.2 million, administrative cost increases of $0.1 million, intangible amortization expense cost increases of $0.1 and professional service cost increases of $0.5 million.

Other Income (Expense), net. Other income, net decreased $0.2 million for the three months ended June 30, 2014 compared to the same period in 2013 due to changes in foreign currency rates.

Provision for Income Taxes. Our effective tax rate of 31.1% for the three months ended June 30, 2014 decreased 1.3% when compared to 32.4% for the same period in 2013. The decrease in the effective tax rate is primarily due to an increase in tax benefit from the domestic manufacturing deduction projected for the tax year ending December 31, 2014. As a result of increased income attributable to the fluctuations described above, our income tax provision increased by $0.9 million to $5.0 million for the three months ended June 30, 2014 compared to our income tax provision of $4.1 million for the three months ended June 30, 2013.

Comparison of Six Months Ended June 30, 2014 and 2013

Revenue

Revenue by product line and the related changes for the six months ended June 30, 2014 and 2014 were as follows:

	Six Months Ended June 30,
	2014		2013		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue
Protomold	$68,949	69.7%	$54,804	71.1%	$14,145	25.8%
Firstcut	27,858	28.2	22,258	28.9	5,600	25.2
Fineline	2,133	2.1	-	-	2,133	100.0

Total revenue	$98,940	100.0%	$77,062	100.0%	$21,878	28.4%

Revenue by geographic region, based on the billing location of the end customer, is summarized as follows:

	Six Months Ended June 30,
	2014		2013		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	. $	%

Revenue
United States	$72,988	73.8%	$58,254	75.6%	$14,734	25.3%
International	25,952	26.2	18,808	24.4	7,144	38.0

Total revenue	$98,940	100.0%	$77,062	100.0%	$21,878	28.4%

Our revenue increased $21.9 million, or 28.4%, for the six months ended June 30, 2014 compared with the same period in 2013. This revenue growth was driven by a 25.3% increase in United States revenue, 38.0% increase in international revenue, 25.8% increase in Protomold revenue, 25.2% increase in Firstcut revenue and $2.1 in revenue from the FineLine acquisition, in each case for the six months ended June 30, 2014 compared with the same period in 2013.

Within our legacy Firstcut and Protomold product lines, our revenue growth in the six months ended June 30, 2014 was the result of increased number and spending of the product developers we served. During the six months ended June 30, 2014, excluding product developers who purchased Fineline products, we served approximately 12,100 unique product developers, an increase of 18.4% over the same period in 2013. Average revenue per product developer, excluding product developers who purchased Fineline products, also increased 6.1% during the six months ended June 30, 2014 compared to the same period in 2013.

Excluding revenue gained through the acquisition of FineLine, our revenue increases were primarily driven by increases in sales personnel and marketing activities. Our sales personnel focus on gaining new customer accounts and expanding the depth and breadth into existing customer accounts. Our marketing personnel focus on trade show and marketing activities that have proven to result in the greatest number of customer leads to support sales activity. International revenue was favorably impacted by $1.1 million in the six months ended June 30, 2014 compared to the same period in 2013 due to the weakening of United States dollar relative to certain foreign currency, particularly the British Pound. The effect of pricing changes on revenue was immaterial for the six months ended June 30, 2014 compared to the same period in 2013.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $8.3 million, or 28.7%, for the six months ended June 30, 2014 compared to the same period in 2013, which was slightly higher than the rate of revenue increase of 28.4% for the six months ended June 30, 2014. The increase in cost of revenue was due to raw material and production cost increases of $2.4 million to support increased sales volumes, equipment and facility-related cost increases of $1.3 million and an increase in direct labor headcount resulting in personnel and related cost increases of $4.6 million.

Gross Profit and Gross Margin. Gross profit increased to $61.7 million, or 62.4% of revenues, for the six months ended June 30, 2014 from $48.1 million, or 62.5% of revenues, for the six months ended June 30, 2013 due to increases in revenue offset by the cost of revenue as discussed above. Despite costs incurred related to the integration of FineLine and the move to our new facility in Plymouth, Minnesota, gross margins have remained similar in each of the six month periods ended June 30, 2014 and 2013.

Operating Expenses, Other Income (Expenses), Net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expense increased $2.9 million, or 26.5%, for the six months ended June 30, 2014 compared to the same period in 2013 due primarily to an increase in headcount resulting in personnel and related cost increases of $2.2 million and marketing program cost increases of $0.7 million. The increase in marketing program costs is the result of our focus and concentration on funding those programs which have proven to be the most effective in growing our business.

Research and Development. Our research and development expense increased $2.0 million, or 37.0%, for the six months ended June 30, 2014 compared to the same period in 2013 due to an increase in headcount resulting in personnel and related cost increases of $1.6 million and operating cost increases of $0.4 million.

General and Administrative. Our general and administrative expense increased $2.3 million, or 29.3%, for the six months ended June 30, 2014 compared to the same period in 2013 due to an increase in headcount resulting in personnel and related cost increases of $0.7 million, stock-based compensation costs increases of $0.2 million, administrative cost increases of $0.4 million, intangible amortization expense cost increases of $0.1 and professional service cost increases of $0.9 million.

Other Income (Expense), Net. Our other income, net decreased $0.1 million for the six months ended June 30, 2014 compared to the same period in 2013 due to foreign currency change decreases of $0.2 million, which were partially offset by investment interest income increases of $0.1 million.

Provision for Income Taxes. Our effective tax rate of 30.9% for the six months ended June 30, 2014 increased by 0.9% when compared to our effective tax rate of 30.0% for the same period in 2013. The increase in our effective tax rate is due primarily to the American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013 and required that we recognize the federal portion of our 2012 research and development credit in the first quarter of 2013. Refer to Footnote 11 for additional information. As a result of the change in effective tax rate as well as increased income attributable to the fluctuations described above, our income tax provision increased by $2.2 million to $9.4 million for the six months ended June 30, 2014 compared to our income tax provision of $7.2 million for the six months ended June 30, 2013.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the six months ended June, 2014 and 2013:

	Six Months Ended June 30,
(dollars in thousands)	2014	2013

Net cash provided by operating activities	$26,017	$19,448
Net cash used in investing activities	(48,511)	(29,099)
Net cash provided by financing activities	2,075	8,633
Effect of exchange rates on cash and cash equivalents	234	(295)
Net increase (decrease) in cash and cash equivalents	$(20,185)	$(1,313)

Sources of Liquidity

Historically we have financed our operations and capital expenditures primarily through cash flow from operations and, to a lesser extent, lease financing and the use of bank loans. We had cash and cash equivalents of $22.9 million as of June 30, 2014, a decrease of $20.2 million from December 31, 2013. The decrease in our cash was primarily due to the purchase of FineLine Prototyping, Inc. as discussed in Footnote 3.

Cash Flows from Operating Activities

Cash provided by operating activities was $26.0 million for the six months ended June 30, 2014. We had net income of $21.1 million, which included non-cash charges consisting of $4.7 million in depreciation and amortization, $2.2 million in stock-based compensation, $0.8 million in amortization of held-to-maturity securities and $0.1 million in deferred taxes, partially offset by $1.6 million of excess tax benefit on stock-based compensation. Other uses of cash in operating activities totaled $1.3 million, which included an increase in accounts receivable of $5.6 million, increase in inventory of $0.3 million, increase in prepaid expenses and other of $0.4 million and a decrease in accrued liabilities of $2.4 which were partially offset by a decrease in accounts payable of $5.0 million and a decrease in income taxes payable of $2.4 million. These operating cash increases in accounts receivable, accounts payable, inventories and other reflect increases in revenue and the growth of our business.

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

Cash Flows from Investing Activities

Cash used in investing activities was $48.5 million for the six months ended June 30, 2014, consisting of $31.6 million for the purchase of property and equipment, $33.9 million for the payments on business acquisitions and $38.5 million for the purchase of marketable securities, which were partially offset by $55.5 million in proceeds from the maturities, sales and call redemptions of marketable securities.

Cash used in investing activities was $29.1 million for the six months ended June 30, 2013, consisting of $6.1 million for the purchase of property and equipment and $57.3 million for the purchase of marketable securities, which were partially offset by $34.3 million in proceeds from the maturities and call redemptions of marketable securities.

Cash Flows from Financing Activities

Cash provided by financing activities was $2.1 million for the six months ended June 30, 2014, consisting of proceeds from exercises of stock options of $1.8 million and $1.6 million in excess tax benefit on stock-based compensation, which were partially offset by $0.9 million for payments of debt and $0.4 million for payments of acquisition-related contingent consideration.

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

Critical Accounting Policies and Use of Estimates

We have adopted various accounting policies to prepare the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Our significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. There were no material changes in our significant accounting policies, with the following change made to goodwill and intangible assets, during the six months ended June 30, 2014.

 Goodwill

We recognize goodwill in accordance with ASC 350, Intangibles - Goodwill and Other (ASC 350). Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment annually in the fourth quarter of each year, and is tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment charge for goodwill is recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount.

Other Intangible Assets

We recognize other intangibles assets in accordance with ASC 350, Intangibles - Goodwill and Other (ASC 350). Other intangible assets include internally developed software, customer relationships and other intangible assets acquired from an independent party. Other intangible assets with a definite life are amortized over a period ranging from two to 10 years on a straight line basis. Other intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss recorded is calculated by the excess of the asset’s carrying value over its fair value.

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

On April 23, 2014, we entered into a stock purchase agreement for the purchase of all of the outstanding shares of capital stock of FineLine Prototyping, Inc. At the closing, we paid cash consideration of $34.5 million to the sellers, which amount is subject to adjustment based on FineLine’s indebtedness and net working capital as of the closing date and FineLine’s expenses in connection with the transactions contemplated by the stock purchase agreement. The stock purchase agreement also provides that we will pay the sellers up to an additional $3 million if FineLine’s revenue for 2014 exceeds certain amounts and if certain milestones relating to the integration of FineLine’s and our businesses are achieved. FineLine provides additive manufacturing (3D printing) services. Our acquisition of FineLine subjects us to certain risks, including:

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

Proto Labs, Inc.

Date: August 5, 2014	/s/ Victoria M. Holt
Victoria M. Holt
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2014	/s/ John R. Judd
John R. Judd
Chief Financial Officer
(Principal Financial Officer)