Form 10-Q
period 2014-09-30
Proto Labs Inc
filed 2014-11-04
CIK 1443669

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

or

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

Large accelerated filer☑		Accelerated filer ☐
Non-accelerated filer☐	(Do not check if a smaller reporting company)	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,821,479 shares of Common Stock, par value $0.001 per share, were outstanding at October 31, 2014.

Proto Labs, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

 Proto Labs, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$34,268	$43,039
Short-term marketable securities	24,212	36,339
Accounts receivable, net of allowance for doubtful accounts of $105 and $90 as of September 30, 2014 and December 31, 2013, respectively	25,460	18,320
Inventory	5,705	5,166
Prepaid expenses and other current assets	4,278	3,569
Income taxes receivable	3,223	2,907
Deferred tax assets	452	455
Total current assets	97,598	109,795
Property and equipment, net	87,962	56,101
Goodwill	28,916	-
Other intangible assets, net	4,269	-
Long-term marketable securities	60,449	64,023
Other long-term assets	232	256
Total assets	$279,426	$230,175

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$7,973	$6,455
Accrued compensation	8,154	6,196
Accrued liabilities and other	3,804	808
Current portion of long-term debt obligations	164	204
Total current liabilities	20,095	13,663
Long-term deferred tax liabilities	4,112	3,682
Long-term debt obligations	42	159
Other long-term liabilities	854	1,028
Total liabilities	25,103	18,532

Shareholders' equity
Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding 0 shares as of each of September 30, 2014 and December 31, 2013	-	-
Common stock, $0.001 par value, authorized 150,000,000 shares; issued and outstanding 25,816,096 and 25,546,107 shares as of September 30, 2014 and December 31, 2013, respectively	26	26
Additional paid-in capital	178,767	166,861
Retained earnings	77,290	45,847
Accumulated other comprehensive income (loss)	(1,760)	(1,091)
Total shareholders' equity	254,323	211,643
Total liabilities and shareholders' equity	$279,426	$230,175

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Statements of Operations:
Revenue	$54,574	$42,008	$153,514	$119,070
Cost of revenue	21,492	16,053	58,725	44,983
Gross profit	33,082	25,955	94,789	74,087
Operating expenses
Marketing and sales	7,351	5,409	21,029	16,222
Research and development	4,555	3,026	11,925	8,405
General and administrative	5,733	4,118	15,970	12,035
Total operating expenses	17,639	12,553	48,924	36,662
Income from operations	15,443	13,402	45,865	37,425
Other income (expense), net	(56)	31	(19)	149
Income before income taxes	15,387	13,433	45,846	37,574
Provision for income taxes	5,003	4,561	14,404	11,804
Net income	$10,384	$8,872	$31,442	$25,770

Net income per share:
Basic	$0.40	$0.35	$1.23	$1.03
Diluted	$0.40	$0.34	$1.20	$1.00

Shares used to compute net income per share:
Basic	25,757,593	25,384,940	25,651,156	25,121,941
Diluted	26,200,741	26,002,240	26,109,539	25,794,950

Comprehensive Income (net of tax)
Comprehensive income	$9,011	$9,678	$30,773	$25,471

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013

Operating activities
Net income	$31,442	$25,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,696	5,528
Stock-based compensation expense	3,561	2,595
Deferred taxes	487	(61)
Excess tax benefit from stock-based compensation	(4,383)	(8,198)
Loss on disposal of property and equipment	-	111
Amortization of held-to-maturity securities	1,194	1,007
Changes in operating assets and liabilities:
Accounts receivable	(6,302)	(2,242)
Inventories	(339)	(380)
Prepaid expenses and other	(706)	1,545
Income taxes	4,032	6,099
Accounts payable	1,414	1,564
Accrued liabilities and other	1,908	1,562
Net cash provided by operating activities	40,004	34,900

Investing activities
Purchases of property and equipment	(35,928)	(12,976)
Acquisitions, net of cash acquired	(33,864)	-
Purchases of marketable securities	(47,338)	(82,657)
Proceeds from sales and maturities of marketable securities	61,896	50,663
Net cash used in investing activities	(55,234)	(44,970)

Financing activities
Payments on debt	(1,005)	(211)
Acquisition-related contingent consideration	(800)	-
Proceeds from exercises of stock options and other	3,962	4,635
Excess tax benefit from stock-based compensation	4,383	8,198
Net cash provided by financing activities	6,540	12,622
Effect of exchange rate changes on cash and cash equivalents	(81)	71
Net increase (decrease) in cash and cash equivalents	(8,771)	2,623
Cash and cash equivalents, beginning of period	43,039	36,759
Cash and cash equivalents, end of period	$34,268	$39,382

The accompanying notes are an integral part of these consolidated financial statements.

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

Note 2 – Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue from the transfer of goods or services to customers in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. The Company is required to adopt the new pronouncement on January 1, 2017 using one of two retrospective application methods. The Company is evaluating the application method and the impact of this new standard on our financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. The Company is required to adopt the new pronouncement for the annual period ending after December 15, 2016, with early adoption permitted. We believe the impact of ASU 2014-15 will not affect the Company.

There are no other new accounting pronouncements that are expected to have a significant impact on the Company’s consolidated financial statements.

Note 3 – Business Combinations

On April 23, 2014, the Company acquired 100% of the outstanding shares of FineLine Prototyping, Inc. (“FineLine”) for $33.9 million net cash consideration, which was funded with cash available in the United States and the sale of $15.5 million of held-to-maturity securities. The shares of FineLine acquired through the Stock Purchase Agreement (“Agreement”) were initially issued in a private transaction exempt from the registration under the Securities Act of 1933 and the operations of FineLine will be integrated into the operations of the Company. Under the terms of the Agreement, the Company is obligated to make an additional cash payment of up to $3.0 million, contingent upon both the achievement of 2014 revenue goals and certain milestones relating to the integration of FineLine’s operations with the Company.

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

Consistent with the provisions of Accounting Standards Codification (ASC) 805, Business Combinations (ASC 805), the Company accrued the contingent payment on the date of acquisition after determining its fair value of $3.0 million in arriving at $36.9 million of total consideration, net of cash acquired. The contingent consideration liability is reflected in accrued liabilities and other as of September 30, 2014 and continues to be remeasured to fair value at each reporting period with changes in fair value reflected in the Consolidated Statements of Comprehensive Income. To date as of September 30, 2014, the Company has made payments of $0.8 million related to the attainment of milestones and as of September 30, 2014, the contingent consideration balance totaled $2.2 million.

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

The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805. As of September 30, 2014, this allocation for FineLine remains preliminary as it relates to the valuation of certain working capital accounts, intangible assets and taxes. The preliminary allocation of the purchase price to assets acquired and liabilities assumed is as follows:

(in thousands)
Assets acquired:
Current assets	$1,248
Intangible assets	4,580
Goodwill	28,916
Other long-term assets	3,849
Total assets acquired	38,593

Liabilities assumed:
Current liabilities	1,729
Total liabilities assumed	1,729
Net assets acquired	36,864

Cash paid	34,468
Cash acquired	(604)
Net cash consideration	33,864
Contingent consideration	3,000
Total purchase consideration	$36,864

Note 4 – Goodwill and Other Intangible Assets

The changes in the carrying amount of Goodwill for the nine months ended September 30, 2014 were as follows:

(in thousands)	Nine Months Ended September 30, 2014
Balance as of the beginning of the period	$-
Goodwill acquired during the period	28,916
Balance as of the end of the period	$28,916

Intangible assets other than Goodwill at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014			December 31, 2013
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Useful Life (in years)	Weighted Average Useful Life Remaining (in years)
Intangible Assets with finite lives:
Marketing assets	$930	$(39)	$891	$-	$-	$-	10.0	9.6
Non-compete agreement	190	(40)	150	-	-	-	2.0	1.6
Trade secrets	250	(21)	229	-	-	-	5.0	4.6
Internally developed software	680	(94)	586	-	-	-	3.0	2.6
Customer relationships	2,530	(117)	2,413	-	-	-	9.0	8.6
Total intangible assets	$4,580	$(311)	$4,269	$-	$-	$-

Amortization expense for intangible assets for the three and nine months ended September 30, 2014 was $0.2 million and $0.3 million, respectively. There was no amortization expense in the same periods of the prior year.

Estimated aggregated amortization expense based on the current carrying value of the amortizable intangible assets is as follows:

(in thousands)	Estimated Amortization Expense
Remaining 2014	$186
2015	746
2016	682
2017	500
2018	424
Thereafter	1,731
Total estimated amortization expense	$4,269

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

The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share amounts)	2014	2013	2014	2013

Net income	$10,384	$8,872	$31,442	$25,770

Basic - weighted-average shares outstanding:	25,757,593	25,384,940	25,651,156	25,121,941
Effect of dilutive securities:
Employee stock options and other	443,148	617,300	458,383	673,009
Diluted - weighted-average shares outstanding:	26,200,741	26,002,240	26,109,539	25,794,950
Net income per share:
Basic	$0.40	$0.35	$1.23	$1.03
Diluted	$0.40	$0.34	$1.20	$1.00

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

A summary of financial assets as of September 30, 2014 and December 31, 2013 measured at fair value on a recurring basis follows:

	September 30, 2014			December 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Financial Assets:
Cash and cash equivalents
Money market mutual fund	$4,917	$-	$-	$5,524	$-	$-
Total	$4,917	$-	$-	$5,524	$-	$-

Note 7 – Marketable Securities

The Company invests in short-term and long-term agency, municipal, corporate, commercial paper and other debt securities. The securities are categorized as held-to-maturity and are recorded at amortized cost. Categorization as held-to-maturity is based on the Company’s ability and intent to hold these securities to maturity. Information regarding the Company’s short-term and long-term marketable securities as of September 30, 2014 and December 31, 2013 is as follows:

	September 30, 2014
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government agency securities	$20,533	$-	$(48)	$20,485
Corporate debt securities	28,452	9	(61)	28,400
Commercial paper	1,999	-	-	1,999
U.S. municipal securities	28,268	54	(2)	28,320
Certificates of deposit/time deposits	5,409	6	(12)	5,403
Total marketable securities	$84,661	$69	$(123)	$84,607

	December 31, 2013
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government agency securities	$21,713	$2	$(22)	$21,693
Corporate debt securities	29,480	30	(20)	29,490
U.S. municipal securities	44,474	49	(22)	44,501
Certificates of deposit/time deposits	4,695	5	(8)	4,692
Total marketable securities	$100,362	$86	$(72)	$100,376

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

The September 30, 2014 balance of held-to-maturity debt securities by contractual maturity is shown in the following table at amortized cost. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

September 30,
(in thousands)	2014

Due in one year or less	$24,212
Due after one year through five years	60,449
Total marketable securities	$84,661

Note 8 – Inventory

Inventory consists primarily of raw materials, which are recorded at the lower of cost or market using the average-cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.

The Company’s inventory consists of the following:

	September 30,	December 31,
(in thousands)	2014	2013

Raw materials	$5,384	$4,875
Work in process	505	410
Total inventory	5,889	5,285
Allowance for obsolescence	(184)	(119)
Inventory, net of allowance	$5,705	$5,166

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

Stock-Based Compensation Expense

Stock-based compensation expense was $1.4 million and $0.9 million for the three months ended September 30, 2014 and 2013, respectively, and $3.6 and $2.6 million for the nine months ended September 30, 2014 and 2013, respectively.

Stock Options

A summary of stock option activity for the nine months ended September 30, 2014 is as follows:

		Weighted-
		Average
	Stock Options	Exercise Price

Options outstanding at December 31, 2013	1,143,250	$19.03
Granted	109,530	72.72
Exercised	(247,127)	13.74
Forfeited	(6,619)	26.13
Options outstanding at September 30, 2014	999,034	$26.18

Exercisable at September 30, 2014	394,085	$15.46

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

The weighted-average grant date fair value of options that were granted during the nine months ended September 30, 2014 was $32.76.

The following table provides the assumptions used in the Black-Scholes pricing model valuation of options during the nine months ended September 30, 2014 and 2013, respectively:

	Nine Months Ended September 30,
	2014	2013

Risk-free interest rate	0.43 - 2.14%	1.03 - 1.98%
Expected life (years)	2.00 - 6.50	5.50 - 6.50
Expected volatility	47.82 - 49.30%	49.36 - 53.54%
Expected dividend yield	0%	0%

As of September 30, 2014, there was $8.1 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.2 years.

Restricted Stock

Restricted stock includes non-vested shares issued pursuant to grants of restricted stock awards (RSA) and grants of restricted stock units (RSU). During the nine months ended September 30, 2014, the Company granted both RSA and RSU.

Non-vested restricted stock as of September 30, 2014 and changes during the nine months ended September 30, 2014 were as follows:

		Weighted-
		Average
		Grant Date
	Restricted	Fair Value
	Stock Awards	Per Share

Nonvested restricted stock at December 31, 2013	-	$-
Granted	74,467	69.45
Vested	(798)	62.68
Forfeited	-	-
Nonvested restricted stock at September 30, 2014	73,669	$69.52

As of September 30, 2014, there was $4.4 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 3.8 years.

Employee Stock Purchase Plan

The following table presents the assumptions used to estimate the fair value of the ESPP during the nine months ended September 30, 2014 and 2013, respectively:

	Nine Months Ended September 30,
	2014	2013

Risk-free interest rate	0.01 - 0.11%	0.11 - 0.13%
Expected life (months)	6.00	6.00
Expected volatility	39.16 - 39.80%	53.14% - 53.32%
Expected dividend yield	0%	0%

Note 10 – Accumulated Other Comprehensive Income

Other comprehensive income (loss) is comprised entirely of foreign currency translation adjustments. The following table presents the changes in accumulated other comprehensive income balances during the three and nine months ended September 30, 2014 and 2013, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013

Foreign currency translation adjustment, net of tax
Balance at beginning of period	$(387)	$(2,033)	$(1,091)	$(928)
Other comprehensive income before reclassifications	(1,373)	806	(669)	(299)
Amounts reclassified from accumulated other comprehensive income	-	-	-	-
Net current-period other comprehensive income	(1,373)	806	(669)	(299)
Balance at end of period	$(1,760)	$(1,227)	$(1,760)	$(1,227)

Note 11 – Income Taxes

The Company is subject to income tax in multiple jurisdictions and the use of estimates is required to determine the provision for income taxes. For the three months ended September 30, 2014 and 2013 the Company recorded an income tax provision of $5.0 million and $4.6 million, respectively. For the nine months ended September 30, 2014 and 2013 the Company recorded an income tax provision of $14.4 million and $11.8 million, respectively. The income tax provision is based on the estimated annual effective tax rate for the year applied to pre-tax income. The effective income tax rate for the three months ended September 30, 2014 was 32.5 percent compared with 34.0 percent in the same period of the prior year. The effective income tax rate for each of the nine months ended September 30, 2014 and 2013 was 31.4 percent.

The effective income tax rate for the three and nine months ended September 30, 2014 differs from the U.S. federal statutory rate of 35 percent due primarily to the mix of revenue earned in domestic and foreign tax jurisdictions and deductions for which the Company qualifies.

The Company had liabilities related to unrecognized tax benefits totaling $0.9 million at September 30, 2014 and $0.7 million December 31, 2013, all of which, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and penalties related to income tax matters in income tax expense, and reports the liability in current or long-term income taxes payable as appropriate.

During the quarter ended September 30, 2014, the Company decreased its prior year uncertain tax positions by $0.4 million due to the expiration of the statutes of limitations on the Company’s 2010 federal income tax return.  Also, during the quarter ended September 30, 2014, the Company increased its prior year and current year uncertain tax positions by $0.4 million and $0.5 million, respectively.  The increase was due to certain tax positions not meeting the more-like-than-not standard for accounting for uncertain tax positions under the Company’s current facts and circumstances.

Based upon the information available as of September 30, 2014, the Company anticipates the amount of uncertain tax positions will change in the next twelve months; however, the change cannot be estimated.

Note 12 – Revenue and Geographic Information

The Company’s revenue is derived from its Protomold molding, Firstcut computer numerical control (CNC) machining and Fineline additive manufacturing (3D printing) product lines. Total revenue by product line is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013

Revenue:
Protomold	$35,655	$29,534	$104,604	$84,338
Firstcut	15,549	12,474	43,407	34,732
Fineline	3,370	-	5,503	-
Total revenue	$54,574	$42,008	$153,514	$119,070

Revenue to external customers based on the billing location of the end user customer and long-lived assets by geographic region are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013

Revenue:
United States	$40,822	$30,561	$113,810	$88,816
International	13,752	11,447	39,704	30,254
Total revenue	$54,574	$42,008	$153,514	$119,070

	September 30,	December 31,
(in thousands)	2014	2013

Long-lived assets:
United States	$73,082	$48,381
International	14,880	7,720
Total long-lived assets	$87,962	$56,101

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

Key Financial Measures and Trends

Revenue

The Company’s operations are comprised of three geographic business units in the United States, Europe and Japan. Revenue within each of our business units is derived from our Fineline, Firstcut and Protomold product lines. Fineline revenue consists of sales of additive-manufactured custom parts, often referred to as 3D printed parts. Firstcut revenue consists of sales of CNC-machined custom parts. Protomold revenue consists of sales of custom molds and molded parts. Our historical and current efforts to increase revenue have been directed at gaining new customers and selling to our existing customer base by:

●	increasing marketing and selling activities;
●

offering additional services such as the acquisition in April 2014 of FineLine Prototyping, Inc. leading to the offering of Fineline additive manufacturing technologies, often times referred to as 3D printing;

●	introducing our Firstcut product line in 2007;
●	expanding internationally such as the opening of our Japanese plant in 2009;
●	improving the usability of our services such as our web-centric applications; and
●	expanding the breadth and scope of our products such as by adding more sizes and materials to our offerings such as liquid silicon rubber (LSR) and metal injection molding (MIM).

Excluding product developers we gained through the acquisition of FineLine, during the three months ended September 30, 2014, we served approximately 8,700 unique product developers, an increase of 19% over the same period in 2013. Excluding product developers we gained through the acquisition of FineLine, during the nine months ended September 30, 2014, we served approximately 15,900 unique product developers, an increase of 19% over the same period in 2013.

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

	Three Months Ended September 30,				Change		Nine Months Ended September 30,				Change
(dollars in thousands)	2014		2013		$	%	2014		2013		$	%

Revenue	$54,574	100.0%	$42,008	100.0%	$12,566	29.9%	$153,514	100.0%	$119,070	100.0%	$34,444	28.9%
Cost of revenue	21,492	39.4	16,053	38.2	5,439	33.9	58,725	38.3	44,983	37.8	13,742	30.5
Gross profit	33,082	60.6	25,955	61.8	7,127	27.5	94,789	61.7	74,087	62.2	20,702	27.9
Operating expenses:
Marketing and sales	7,351	13.5	5,409	12.9	1,942	35.9	21,029	13.7	16,222	13.6	4,807	29.6
Research and development	4,555	8.3	3,026	7.2	1,529	50.5	11,925	7.8	8,405	7.1	3,520	41.9
General and administrative	5,733	10.5	4,118	9.8	1,615	39.2	15,970	10.4	12,035	10.1	3,935	32.7
Total operating expenses	17,639	32.3	12,553	29.9	5,086	40.5	48,924	31.9	36,662	30.8	12,262	33.4
Income from operations	15,443	28.3	13,402	31.9	2,041	15.2	45,865	29.9	37,425	31.4	8,440	22.6
Other income (expense), net	(56)	(0.1)	31	0.1	(87)	*	(19)	-	149	0.1	(168)	*
Income before income taxes	15,387	28.2	13,433	32.0	1,954	14.5	45,846	29.9	37,574	31.5	8,272	22.0
Provision for income taxes	5,003	9.2	4,561	10.9	442	9.7	14,404	9.4	11,804	9.9	2,600	22.0
Net income	$10,384	19.0%	$8,872	21.1%	$1,512	17.0%	$31,442	20.5%	$25,770	21.6%	$5,672	22.0%

* Percentage change not meaningful

Stock-based compensation expense included in the statements of operations data above is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013

Stock options and restricted stock	$1,192	$756	$3,252	$2,310
Employee stock purchase plan	121	103	309	285
Total stock-based compensation expense	$1,313	$859	$3,561	$2,595

Cost of revenue	$103	$89	$282	$233
Operating expenses:
Marketing and sales	250	154	685	455
Research and development	287	201	770	555
General and administrative	673	415	1,824	1,352
Total stock-based compensation expense	$1,313	$859	$3,561	$2,595

Comparison of Three Months Ended September 30, 2014 and 2013

Revenue

Revenue by product line and the related changes for the three months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,
	2014		2013		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue
Protomold	$35,655	65.3%	$29,534	70.3%	$6,121	20.7%
Firstcut	15,549	28.5	12,474	29.7	3,075	24.7
Fineline	3,370	6.2	-	-	3,370	100.0
Total revenue	$54,574	100.0%	$42,008	100.0%	$12,566	29.9%

Revenue by geographic region, based on the billing location of the end customer, is summarized as follows:

	Three Months Ended September 30,
	2014		2013		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue
United States	$40,822	74.8%	$30,561	72.8%	$10,261	33.6%
International	13,752	25.2	11,447	27.2	2,305	20.1
Total revenue	$54,574	100.0%	$42,008	100.0%	$12,566	29.9%

Our revenue increased $12.6 million, or 29.9%, for the three months ended September 30, 2014 compared with the same period in 2013. This revenue growth was driven by a 33.6% increase in United States revenue, 20.1% increase in international revenue, 20.7% increase in Protomold revenue, 24.7% increase in Firstcut revenue and $3.4 million increase in revenue from the FineLine acquisition, in all cases for the three months ended September 30, 2014 compared with the same period in 2013.

Within our legacy Firstcut and Protomold product lines, our revenue growth in the three months ended September 30, 2014 was the result of increased number and spending of the product developers we served. During the three months ended September 30, 2014, excluding product developers who purchased Fineline products, we served approximately 8,700 unique product developers, an increase of 18.8% over the same period in 2013. Average revenue per product developer, excluding product developers who only purchased Fineline products, also increased 2.6% during the three months ended September 30, 2014 compared to the same period in 2013.

Excluding revenue gained through the acquisition of FineLine, our revenue increases were primarily driven by increases in sales personnel and marketing activities. Our sales personnel focus on gaining new customer accounts and expanding the depth and breadth into existing customer accounts. Our marketing personnel focus on trade show and marketing activities that have proven to result in the greatest number of customer leads to support sales activity. International revenue was favorably impacted by $0.6 million in the three months ended September 30, 2014 compared to the same period in 2013 due to weakening of the United States dollar relative to certain foreign currencies, particularly the British Pound. The effect of pricing changes on revenue was immaterial for the three months ended September 30, 2014 compared to the same period in 2013.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $5.4 million, or 33.9%, for the three months ended September 30, 2014 compared to the same period in 2013, which was faster than the rate of revenue increase of 29.9% for the three months ended September 30, 2014 compared to the same period in 2013. The increase in cost of revenue was due to raw material and production cost increases of $1.5 million to support increased sales volumes, equipment and facility-related cost increases of $0.9 million and an increase in direct labor headcount resulting in personnel and related cost increases of $3.0 million.

Gross Profit and Gross Margin. Gross profit increased to $33.1 million, or 60.6% of revenues, for the three months ended September 30, 2014 from $26.0 million, or 61.8% of revenues, for the three months ended September 30, 2013 due to increases in revenue offset by the cost of revenue as discussed above.  Gross margin decreased primarily as a result of our Fineline product line having a lower gross margin than our legacy Firstcut and Protomold product lines.

Operating Expenses, Other Income (Expense), net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expense increased $1.9 million, or 35.9%, for the three months ended September 30, 2014 compared to the same period in 2013 due primarily to an increase in headcount resulting in personnel and related cost increases of $1.3 million and marketing program cost increases of $0.6 million. The increase in marketing program costs is the result of our focus and concentration on funding those programs which have proven to be the most effective in growing our business.

Research and Development. Our research and development expense increased $1.5 million, or 50.5%, for the three months ended September 30, 2014 compared to the same period in 2013 due to an increase in headcount resulting in personnel and related cost increases of $1.3 million and operating cost increases of $0.2 million.

General and Administrative. Our general and administrative expense increased $1.6 million, or 39.2%, for the three months ended September 30, 2014 compared to the same period in 2013 due to an increase in headcount resulting in personnel and related cost increases of $0.7 million, stock-based compensation costs increases of $0.3 million, administrative cost increases of $0.2 million, intangible amortization expense cost increases of $0.2 and professional services cost increases of $0.2 million.

Other Income (Expense), net. Other income, net decreased $0.1 million for the three months ended September 30, 2014 compared to the same period in 2013 due to changes in foreign currency rates.

Provision for Income Taxes. Our effective tax rate of 32.5% for the three months ended September 30, 2014 decreased 1.5% when compared to 34.0% for the same period in 2013. The decrease in the effective tax rate is primarily due to our foreign rate differential and an increase in tax benefit from the domestic manufacturing deduction projected for the tax year ending December 31, 2014. As a result of increased income attributable to the fluctuations described above, our income tax provision increased by $0.4 million to $5.0 million for the three months ended September 30, 2014 compared to our income tax provision of $4.6 million for the three months ended September 30, 2013.

Comparison of Nine Months Ended September 30, 2014 and 2013

Revenue

Revenue by product line and the related changes for the nine months ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended September 30,
	2014		2013		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue
Protomold	$104,604	68.1%	$84,338	70.8%	$20,266	24.0%
Firstcut	43,407	28.3	34,732	29.2	8,675	25.0
Fineline	5,503	3.6	-	-	5,503	100.0
Total revenue	$153,514	100.0%	$119,070	100.0%	$34,444	28.9%

Revenue by geographic region, based on the billing location of the end customer, is summarized as follows:

	Nine Months Ended September 30,
	2014		2013		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue
United States	$113,810	74.1%	$88,816	74.6%	$24,994	28.1%
International	39,704	25.9	30,254	25.4	9,450	31.2
Total revenue	$153,514	100.0%	$119,070	100.0%	$34,444	28.9%

Our revenue increased $34.4 million, or 28.9%, for the nine months ended September 30, 2014 compared with the same period in 2013. This revenue growth was driven by a 28.1% increase in United States revenue, 31.2% increase in international revenue, 24.0% increase in Protomold revenue, 25.0% increase in Firstcut revenue and $5.5 million in revenue from the FineLine acquisition, in each case for the nine months ended September 30, 2014 compared with the same period in 2013.

Within our legacy Firstcut and Protomold product lines, our revenue growth in the nine months ended September 30, 2014 was the result of increased number and spending of the product developers we served. During the nine months ended September 30, 2014, excluding product developers who purchased Fineline products, we served approximately 15,900 unique product developers, an increase of 18.8% over the same period in 2013. Average revenue per product developer, excluding product developers who only purchased Fineline products, also increased 4.6% during the nine months ended September 30, 2014 compared to the same period in 2013.

Excluding revenue gained through the acquisition of FineLine, our revenue increases were primarily driven by increases in sales personnel and marketing activities. Our sales personnel focus on gaining new customer accounts and expanding the depth and breadth into existing customer accounts. Our marketing personnel focus on trade show and marketing activities that have proven to result in the greatest number of customer leads to support sales activity. International revenue was favorably impacted by $1.7 million in the nine months ended September 30, 2014 compared to the same period in 2013 due to the weakening of United States dollar relative to certain foreign currency, particularly the British Pound. The effect of pricing changes on revenue was immaterial for the nine months ended September 30, 2014 compared to the same period in 2013.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $13.7 million, or 30.5%, for the nine months ended September 30, 2014 compared to the same period in 2013, which was higher than the rate of revenue increase of 28.9% for the nine months ended September 30, 2014. The increase in cost of revenue was due to raw material and production cost increases of $3.8 million to support increased sales volumes, equipment and facility-related cost increases of $2.3 million and an increase in direct labor headcount resulting in personnel and related cost increases of $7.6 million.

Gross Profit and Gross Margin. Gross profit increased to $94.8 million, or 61.7% of revenues, for the nine months ended September 30, 2014 from $74.1 million, or 62.2% of revenues, for the nine months ended September 30, 2013 due to increases in revenue offset by the cost of revenue as discussed above.  Gross margin decreased primarily as a result of our Fineline product line having a lower gross margin than our legacy Firstcut and Protomold product lines and the move to our new facility in Plymouth, Minnesota.

Operating Expenses, Other Income (Expenses), Net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expense increased $4.8 million, or 29.6%, for the nine months ended September 30, 2014 compared to the same period in 2013 due primarily to an increase in headcount resulting in personnel and related cost increases of $3.5 million and marketing program cost increases of $1.3 million. The increase in marketing program costs is the result of our focus and concentration on funding those programs which have proven to be the most effective in growing our business.

Research and Development. Our research and development expense increased $3.5 million, or 41.9%, for the nine months ended September 30, 2014 compared to the same period in 2013 due to an increase in headcount resulting in personnel and related cost increases of $2.9 million and operating cost increases of $0.6 million.

General and Administrative. Our general and administrative expense increased $3.9 million, or 32.7%, for the nine months ended September 30, 2014 compared to the same period in 2013 due to an increase in headcount resulting in personnel and related cost increases of $1.5 million, professional services cost increases of $1.1 million, stock-based compensation costs increases of $0.5 million, administrative cost increases of $0.5 million, and intangible amortization expense cost increases of $0.3 million.

Other Income (Expense), Net. Our other income, net decreased $0.2 million for the nine months ended September 30, 2014 compared to the same period in 2013 due to foreign currency change decreases of $0.3 million, which were partially offset by investment interest income increases of $0.1 million.

Provision for Income Taxes. Our effective tax rate of 31.4% for the nine months ended September 30, 2014 was unchanged from our effective tax rate of 31.4% for the same period in 2013. Refer to Note 11 for additional information. As a result of the increased income attributable to the fluctuations described above, our income tax provision increased by $2.6 million to $14.4 million for the nine months ended September 30, 2014 compared to our income tax provision of $11.8 million for the nine months ended September 30, 2013.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the nine months ended September, 2014 and 2013:

	Nine Months Ended September 30,
(dollars in thousands)	2014	2013

Net cash provided by operating activities	$40,004	$34,900
Net cash used in investing activities	(55,234)	(44,970)
Net cash provided by financing activities	6,540	12,622
Effect of exchange rates on cash and cash equivalents	(81)	71
Net increase (decrease) in cash and cash equivalents	$(8,771)	$2,623

Sources of Liquidity

Historically we have financed our operations and capital expenditures primarily through cash flow from operations and, to a lesser extent, lease financing. We had cash and cash equivalents of $34.3 million as of September 30, 2014, a decrease of $8.8 million from December 31, 2013. The decrease in our cash was primarily due to the purchase of FineLine Prototyping, Inc. as discussed in Note 3 to the consolidated financial statements appearing in Part I, Item 1 in this Quarterly Report on Form 10-Q.

Cash Flows from Operating Activities

Cash provided by operating activities was $40.0 million for the nine months ended September 30, 2014. We had net income of $31.4 million, which included non-cash charges consisting of $7.7 million in depreciation and amortization, $3.6 million in stock-based compensation, $1.2 million in amortization of held-to-maturity securities and $0.5 million in deferred taxes, partially offset by $4.4 million of excess tax benefit on stock-based compensation. Other uses of cash in operating activities had no net impact on cash provided by operating activities, which included an increase in accounts receivable of $6.3 million, increase in inventory of $0.3 million and increase in prepaid expenses and other of $0.7 million, which were fully offset by an increase in accrued liabilities and other of $1.9 million, increase in accounts payable of $1.4 million and income taxes-related activity of $4.0 million resulting from the excess tax benefit described above partially offset by the increase in income taxes receivable. These operating cash increases in accounts receivable, accounts payable, inventories and other reflect increases in revenue and the growth of our business.

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

Cash Flows from Investing Activities

Cash used in investing activities was $55.2 million for the nine months ended September 30, 2014, consisting of $35.9 million for the purchase of property and equipment, $33.9 million for the payments on business acquisitions and $47.3 million for the purchase of marketable securities, which were partially offset by $61.9 million in proceeds from the maturities, sales and call redemptions of marketable securities.

Cash used in investing activities was $45.0 million for the nine months ended September 30, 2013, consisting of $13.0 million for the purchase of property and equipment and $82.7 million for the purchase of marketable securities, which were partially offset by $50.7 million in proceeds from the maturities and call redemptions of marketable securities.

Cash Flows from Financing Activities

Cash provided by financing activities was $6.5 million for the nine months ended September 30, 2014, consisting of proceeds from exercises of stock options of $3.9 million and $4.4 million in excess tax benefit on stock-based compensation, which were partially offset by $1.0 million for payments of debt and $0.8 million for payments of acquisition-related contingent consideration.

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

Critical Accounting Policies and Use of Estimates

We have adopted various accounting policies to prepare the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Our significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. There were no material changes in our significant accounting policies, with the following change made to goodwill and intangible assets during the nine months ended September 30, 2014.

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

Proto Labs, Inc.

Date: November 4, 2014	/s/ Victoria M. Holt
Victoria M. Holt
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2014	/s/ John R. Judd
John R. Judd
Chief Financial Officer
(Principal Financial Officer)