Form 10-K
period 2014-12-31
Proto Labs Inc
filed 2015-02-27
CIK 1443669

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of June 30, 2014 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $1.9 billion.

As of February 20, 2015, there were 25,872,439 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2015 Annual Meeting of Shareholders are incorporated by reference to Part III of this Annual Report on Form 10-K.

Special Note Regarding Forward Looking Statements

Statements contained in this Annual Report on Form 10-K regarding matters that are not historical or current facts are “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve known and unknown risks, uncertainties and other factors which may cause our results to be materially different than those expressed or implied in such statements. In particular, some of the risks associated with our business include:

•	the level of competition in our industry and our ability to compete;

•	our ability to respond to changes in our industry;

•	our ability to effectively grow our business and manage our growth;

•	our ability to continue to sell to existing and new customers;

•	our ability to meet product developers’ and engineers’ expectations regarding quick turnaround time, price and specifications for quality;

•	the adoption rate of e-commerce and 3D CAD software by product developers and engineers;

•	our ability to process a large volume of designs and identify significant opportunities in our business;

•	any failure to maintain and enhance our brand;

•	our ability to successfully identify, complete and integrate acquisitions or other strategic transactions;

•	the loss of key personnel or failure to attract, integrate and retain additional personnel;

•	system interruptions at our operating facilities;

•	possible unauthorized access to customers’ confidential information stored in our systems; and

•	our ability to protect our intellectual property and not infringe others’ intellectual property.

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

PART I

Item 1. Business

Overview

Proto Labs, Inc. was incorporated in Minnesota in 1999. The terms “Proto Labs,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Proto Labs, Inc. and its subsidiaries. We are a leading online and technology-enabled, quick-turn, on-demand manufacturer of custom parts for prototyping and short-run production. We manufacture parts for product developers and engineers worldwide who are under increasing pressure to bring their finished products to market faster than their competition. We utilize injection molding, computer numerical control (CNC) machining and additive manufacturing to manufacture custom parts for our customers. Our proprietary technology eliminates most of the time-consuming and expensive skilled labor conventionally required to quote and manufacture parts. Our customers conduct nearly all of their business with us over the Internet. We target our products to the millions of product developers and engineers who use three-dimensional computer-aided design (3D CAD) software to design products across a diverse range of end-markets. We have established our operations in the United States, Europe and Japan, which we believe are three of the largest geographic markets where these product developers and engineers are located. We believe our use of advanced technology enables us to offer significant advantages at competitive prices to many product developers and engineers and is the primary reason we have become a leading supplier of custom parts.

We believe custom parts manufacturing has historically been an underserved market due to the inefficiencies inherent in the quotation, equipment set-up and non-recurring engineering processes required to produce custom parts. Our customers typically order low volumes of custom parts for a variety of reasons, including:

•	they need a prototype to confirm the form, fit and function of one or more components of a product under development;

•	they need an initial supply of parts to support pilot production while their high-volume production mold is being prepared;

•	they need on-demand manufacturing due to disruptions in their manufacturing process;

•	their product will only be released in a limited quantity; or

•	they need end-of-life production support.

In each of these instances, we believe our solution provides product developers and engineers with an exceptional combination of speed, competitive pricing, ease of use and reliability that they typically cannot find among conventional custom parts manufacturers. Our technology enables us to ship parts in as little as the same day after receipt of a customer’s design submission.

Our manufacturing product lines currently include injection molding, CNC machining and additive manufacturing. We continually seek to expand the range of size and geometric complexity of the parts we can make with these processes, to extend the variety of materials we are able to support and to identify additional manufacturing processes to which we can apply our technology in order to better serve the evolving preferences and needs of product developers and engineers.

We have experienced significant growth since our inception in 1999. We have grown our total revenue from $64.9 million in 2010 to $209.6 million in 2014. We have grown our income from operations from $15.9 million in 2010 to $60.5 million in 2014.

Our increase in revenue and income from operations is due to our expansion of product lines offered. Product lines have expanded over the years by the introduction of:

•	plastic injection molding in 1999;

•	CNC machining through our Firstcut product line in 2007;

•	liquid silicone rubber (LSR) and metal injection molding (MIM) that expanded the breadth and scope of our injection molding product line in 2014; and

•

additive manufacturing technologies, often referred to as 3D printing, including stereolithography (SL), selective laser sintering (SLS), and direct metal laser sintering (DMLS), through our acquisition of FineLine Prototyping, Inc. (FineLine) in 2014.

Industry Overview

Our Industry

We serve product developers and engineers worldwide who bring new ideas to market in the form of products containing one or more custom parts. Many of these product developers and engineers use 3D CAD software to create digital models representing their custom part designs that are then used to create physical parts for concept modeling, prototyping, functional testing, market evaluation or production. Custom prototype parts play a critical role in the product development process, as they provide product developers and engineers with the ability to confirm their intended performance requirements and explore design alternatives.

Early in the product development process, additive rapid prototyping processes such as stereolithography, selective laser sintering, fused deposition modeling (FDM) or direct metal laser sintering can be used to quickly produce an approximate physical representation of a part, but these representations may not meet product developers’ and engineers’ requirements for dimensional accuracy, cosmetics or material properties. As an alternative or supplement to additive rapid prototyping, CNC machining can be used to produce low volumes of high-quality custom parts in either metal or plastic. For follow-on functional testing, market evaluation and production runs, parts are typically manufactured using injection molding. Both CNC machining and injection molding yield a finished product or part with the look, feel and performance of the finished product.

Our Solution

We have developed proprietary software and advanced manufacturing processes that automate much of the skilled labor conventionally required in quoting, production engineering and manufacturing of custom parts. We believe our interactive web-based interface and highly automated processes address the desires of many product developers and engineers for a fast, efficient and cost-effective means of obtaining custom parts and is the primary reason we have become a leading supplier of custom parts.

Key elements of our solution include:

Sophisticated Technology that Reduces Turnaround Time

Our web-based interface and proprietary software automate many of the manual and time-consuming processes typically required to obtain custom additive manufactured (3D printed), CNC-machined or injection-molded parts from conventional suppliers. This platform automates many aspects of the entire process from design submission through manufacturability analysis and feedback, quotation, order submission, mold design, tool path generation and mold or part manufacture. A prospective customer uploads a 3D CAD file of their required part through our website, and often within minutes our software analyzes the manufacturability of the product and, if we are able to make the part, returns a firm price quotation with any recommendations for design modifications. In the case of CNC machining, this manufacturability analysis identifies features that may be too fragile to be machined and areas that cannot be machined at all. For injection molding, problematic features such as undercuts, thin areas, thick areas and areas requiring geometry adjustments to allow the part to be ejected from the mold are identified. Many of our customers find this analysis particularly helpful, as it diagnoses and prevents potential problems prior to manufacturing. We can also provide a flow analysis to identify parts that may be so thin and large that plastic will solidify before the mold can be completely filled. Our manufacturability analysis plays a significant role in our automated pricing algorithms.

Our quoting system is highly interactive, enabling our prospective customers to change the material, finish, quantity or shipping schedule of orders, and to instantly receive an updated quotation. Once an order is received, our software automates much of the manual engineering and skilled labor required to manufacture parts that normally require skilled labor. As a result, in many cases we are able to quote orders in minutes and ship parts in as little as the same day ordered.

Scale to Process Large Numbers of Unique Part Designs

Our proprietary, highly scalable quoting technology addresses the manual processes conventionally involved in submitting a design, analyzing its manufacturability, making design revision recommendations and generating price quotations. This enables us to quickly analyze high volumes of 3D CAD part design submissions and provide feedback to our prospective product developer and engineer customers. In 2014 alone, we generated quotations for over 470,000 design submissions. Our proprietary manufacturing automation technology is also highly scalable, enabling us to process large numbers of unique designs and efficiently manufacture the related parts to meet the needs of product developers and engineers.

Enhanced Customer Experience

Our web-based customer interface provides a straightforward means of submitting 3D CAD part designs. Our proprietary manufacturability analysis then quickly analyzes whether a part design falls within our manufacturing capabilities. In many cases, our software provides suggested design modifications to enhance manufacturability, presented to the product developer or engineer in an interactive quotation containing a color-coded 3D representation of the part. This allows product developers and engineers to quickly determine the manufacturability of their parts, what they will cost and when they can be shipped. Our interactive quotations provide instant visibility into the impact of changing an order’s various parameters such as material, finish, quantity or shipping schedule. As a result, we provide product developers and engineers with an easy-to-use and consistent means of obtaining custom parts.

Attractive Custom Pricing

         Based on internal market research, we believe we generally have competitive pricing on custom orders. We believe this is a direct result of our technology and the efficiency of our operations, both of which were designed specifically for custom parts production. By limiting these costs, we can typically offer attractive pricing not normally possible in the custom parts market, and as a result, we can typically offer product developers and engineers competitive prices on custom manufactured parts.

Monitoring and Control

We have developed a proprietary, intranet-based monitoring and control system that allows us to monitor key aspects of our entire worldwide operations in real time using an easy to understand management dashboard. This system provides us with the ability to quickly react to new information across our organization.

Our Product Lines

Our Fineline, Firstcut and Protomold product lines offer many product developers and engineers the ability to quickly and efficiently outsource their quick-turn custom parts manufacturing. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the historical revenue generated by each of Fineline, Firstcut and Protomold.

Fineline

Our Fineline additive manufacturing product line, often referred to as 3D printing, includes SL, SLS and DMLS processes, which offers customers a wide-variety of high-quality, precision rapid prototyping. These processes create parts with a high level of accuracy, detail, strength and durability.

Firstcut

Our Firstcut product line uses commercially available CNC machines to cut plastic or metal blocks into one or more custom parts based on the 3D CAD model uploaded by the product developer or engineer. Our efficiencies derive from the automation of the programming of these machines and a proprietary fixturing process. The Firstcut product line is well suited to produce small quantities, typically in the range of one to 100 parts.

Protomold

Our Protomold product line uses our 3D CAD-to-CNC machining technology for the automated design and manufacture of thermoplastic, metal, or liquid silicone injection molds, which are then used to produce custom injection-molded parts on commercially available equipment. Our Protomold product line is used for prototype, on-demand and short-run production. Prototype quantities typically range from 25 to 100 parts. Because we retain possession of the molds, customers who need short-run production often come back to Protomold for additional quantities typically ranging up to 10,000 parts or more. They do so to support pilot production while their tooling for high-volume production is being prepared, because they need on-demand manufacturing due to disruptions in their manufacturing process, because their product will only be released in a limited quantity, or because they need end-of-life production support. These additional part orders typically occur on approximately half of the molds that we make, typically accounting for approximately half of our total Protomold revenue.

Our Process

The process for Fineline, Firstcut and Protomold begins when the product developer or engineer uploads one or more 3D CAD models representing the desired part geometry. Our proprietary software uses complex algorithms to analyze the 3D CAD geometry, analyze its manufacturability and support the creation of an interactive, web-based quotation containing pricing and manufacturability information. A link to the quotation is then e-mailed to the product developer or engineer, who can access the quotation, change a variety of order parameters and instantly see the effect on price before finalizing the order. For Fineline, the quote is reviewed to ensure the part is able to be built and then scheduled for production. For Firstcut, the tool paths are reviewed and routed to our high-speed CNC machining centers for execution. In the case of Protomold, our proprietary software supports the creation of the mold design and the tool paths required to manufacture the mold components, which are then routed to our CNC machining centers for execution. Once the mold is assembled, it is placed in one of our injection molding presses to create the required parts. For our Fineline product line, we ship parts in a few days from the date of design submission. For our Firstcut product line, we ship parts in as little as the same day as the order is received. For our Protomold product line, we ship parts in as little as one business day from design submission. We ship our parts via small parcel common carriers on standard terms and conditions.

 Our Growth Strategy

The principal elements of our growth strategy are to:

Expand the Customer Base

We plan to expand our customer base to include more product developers and engineers within the companies that have already used our product lines. Individual product developers and engineers typically make or influence the choice of vendor when sourcing custom parts. We believe a significant opportunity exists for us to leverage highly satisfied product developers and engineers to encourage others within the same organization to utilize our product lines. We have historically generated a significant number of new customers through word-of-mouth referrals from other product developers and engineers, and we plan to combine these referrals with the efforts of our marketing and sales force to identify and market our product lines to the colleagues of our existing customers.

We also plan to use our marketing and sales capabilities to continue to pursue product developers and engineers within companies who have not yet used our products. Our presence in geographic regions that have high populations of 3D CAD users provides us with a broad universe of potential new customer companies on which to focus our marketing and sales efforts.

We believe there may be opportunities to grow by identifying and expanding into select additional geographic markets. We currently operate in the United States, Europe and Japan, where we believe a substantial portion of the world’s product developers and engineers are located. We entered the European market in 2005 and launched operations in Japan in 2009. For 2014, revenue earned in these markets represents approximately 21% of our total revenue. While we currently do not have specific plans to expand into any particular geographic markets, we believe opportunities exist to serve the needs of product developers and engineers in select new geographic regions and we will continue to evaluate such opportunities if and when they arise.

We plan to further enhance the functionality and ease of use of our platform and expand the capabilities of our technology in order to further increase automation and meet the evolving needs of product developers and engineers worldwide. We believe product developers and engineers have come to expect advanced web-based tools and a fully integrated Internet platform from their vendors. We will continue to use the Internet to provide product developers and engineers with a standardized interface through which they can upload their 3D CAD models and obtain firm, interactive quotations quickly and efficiently.

Add Manufacturing Processes

We seek to identify additional manufacturing processes to which we can apply our technology and expertise to meet a greater range of product developers’ and engineers’ needs. Introducing new manufacturing processes can both attract new customers and provide us with a significant opportunity to cross-sell our existing product lines to our existing customer base. We regularly evaluate new manufacturing processes to offer to product developers and engineers and introduce such new processes when we are confident that a sufficient market demand exists and that we can offer the same advantages our customers have come to expect from us. See Item 6. “Selected Financial Data” for disclosure of our historical research and development expenses.

Examples of new manufacturing processes include Firscut, the acquisition of FineLine and the launch of metal injection molding and liquid silicone rubber injection molding. Our Firstcut product line was first introduced in the United States in 2007 and has grown to represent 29% of our total revenue in the year ended December 31, 2014. In April 2014, we added additive manufacturing technologies through our acquisition of FineLine Prototyping, Inc. During 2014, we introduced metal injection molding of steel alloys and stainless steel, and liquid silicone rubber injection molding to further expand our product offerings.

Broaden the Parts Envelope

We regularly analyze the universe of customer design submissions that we are currently unable to manufacture and focus a portion of our research and development efforts to expand the range of parts that we can produce. Since we first introduced our Protomold injection molding product line in 1999, we have steadily expanded the size and geometric complexity of the injection-molded parts we are able to manufacture, and we continue to extend the diversity of materials we are able to support. Similarly, since first introducing our Firstcut CNC machining product line in 2007, we have expanded the range of part sizes, design geometries and materials we can support. As we continue to expand the range of our existing process capabilities, we believe we will meet the needs of a broader set of product developers and engineers and consequently convert a higher number of quotation requests into orders.

Marketing

Our international, integrated marketing effort generates leads for our sales teams and seeks to strengthen our reputation as a leader in the field of quick-turn custom parts manufacturing. Much of our marketing activities occur over the Internet. We use marketing automation software to enhance the productivity of our sales and marketing teams and to track results of all campaigns to enhance our marketing return on investment.

We maintain brand awareness with product developers and engineers through the regular distribution of technical information including design guidelines, engineering white papers and a quarterly journal targeted at product developers and engineers. We also send out product giveaways that highlight technical aspects of injection molding we feel would be of interest to product developers and engineers. We believe these educational materials are key aspects of our lead generation efforts. In our Cool Idea! marketing program, we plan to award up to a total of $250,000 of our product lines to entrepreneurs with a “cool idea.” In addition to supporting entrepreneurs and innovative product development, we believe this program can generate good will, press coverage and word-of-mouth brand awareness.

Sales and Customer Service

We maintain an internal sales team trained in the basics of part design and the capabilities of our manufacturing product lines, as well as the key advantages of our product lines over alternate methods of custom parts manufacturing. We organize our sales team into complementary roles: business development, account management and national account management, with the former focused on selling to new customer companies and the latter two focused on expanding sales within existing customer companies. We believe our sales staff is adept at researching customer companies and networking to find additional product developers and engineers who may have a need for our products. We also have a team of customer service engineers who can support highly technical engineering discussions with product developers and engineers as required during the sales process. Our revenue is generated from a diverse customer base, with no single customer company representing more than 2% of our total revenue in 2014.

Competition

The market for custom parts manufacturing is fragmented, highly competitive and subject to rapid and significant technological change. Our potential competitors include:

•

Captive in-house manufacturing. Many larger companies undertaking product development have established additive rapid prototyping, CNC machining or injection molding capabilities internally to support prototyping or manufacturing requirements of their product developers and engineers.

•

Other custom parts manufacturers. There are thousands of alternative manufacturing machine shops, injection molding suppliers, and vendors worldwide. The size and scale of these businesses range from very small specialty shops to large, high-volume production manufacturers.

We believe that the key competitive factors in our industry include:

•	Speed: turnaround time for quotations and parts;

•	Price: mold and part pricing;

•	Service: overall customer experience, from web interface to post-sales support;

•	Capability: size and dimensional complexity of the part, various manufacturing processes offered, materials supported and post-processing provided;

•	Quality: dimensional accuracy, surface finish, material properties, color and cleanliness; and

•	Capacity: ability to support multiple part designs in parallel.

We believe that we have competitive strengths that position us favorably and have enabled us to become a leader in our markets. We also believe that substantially all of our current direct competitors are relatively small in terms of size of operations, revenue, number of customers and volume of parts sold, and generally lack our technological capabilities. However, our industry is evolving rapidly and other companies, including potentially larger and more established companies with developed technological capabilities, may begin to focus on custom parts manufacturing. These companies could more directly compete with us, along with our existing competitors, and both could also launch new products and product lines that we do not offer that may quickly gain market acceptance. Any of the foregoing could adversely affect our ability to attract customers.

Intellectual Property

We regard our patents, trademarks, service marks, trade dress, trade secrets, copyrights, domain names and other intellectual property as valuable to our business and rely on patent, trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, vendors and others to protect our proprietary rights. We register our patents, trademarks and service marks in the United States and other jurisdictions as we deem appropriate. As of December 31, 2014, we own and have applications pending for patents relating to various aspects of our quoting and manufacturing processes as follows:

	Issued	Applications
Jurisdiction	Patents	Pending
United States	16	2
United Kindgom	2	0
Germany	0	2

Our patents have expiration dates ranging from 2022 to 2032. We also own approximately 13 registered United States trademarks or service marks as of December 31, 2014, with corresponding registered protection in Europe and Japan for the most important of these marks such as PROTO LABS, PROTOMOLD, FIRSTCUT, PROTOQUOTE, FIRSTQUOTE and PROTOFLOW and corresponding registered protection in Australia, Canada and Mexico for PROTOMOLD. There can be no assurance that the steps we take to protect our proprietary rights will be adequate or that third parties will not infringe or misappropriate such rights. We have been subject to claims and expect to be subject to legal proceedings and claims from time to time in the ordinary course of our business. In particular, we may face claims from third parties that we have infringed their patents, trademarks or other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. Any unauthorized disclosure or use of our intellectual property could make it more expensive to do business and harm our operating results.

Employees

As of December 31, 2014, we had 1,077 full-time employees. None of our employees is covered by a collective bargaining agreement. We consider our current relationship with our employees to be good. We also regularly use independent contractors and other temporary employees across the organization to augment our regular staff. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

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

Executive Officers of the Registrant

Set forth below are the names of our current executive officers, their ages, titles, the year first appointed as an executive officer, and employment for the past five years:

Victoria M. Holt	57	President, Chief Executive Officer and Director
Robert Bodor	42	Vice President/General Manager - Americas
John A. Way	42	Chief Financial Officer and Executive Vice President of Development
Donald G. Krantz	59	Executive Vice President and Technology Officer
Jacqueline D. Schneider	50	Vice President of Global Sales
John B. Tumelty	44	Vice President/General Manager and Managing Director – Europe, Middle East and Africa

Executive officers of the Company are elected at the discretion of the board of directors with no fixed terms. There are no family relationships between or among any of the executive officers or directors of the Company.

Victoria M. Holt. Ms. Holt has been our President and Chief Executive Officer since February 2014. Prior to joining Proto Labs, Ms. Holt served as President and Chief Executive Officer of Spartech Corporation, a leading producer of plastic sheet, compounds and packaging products, from September 2010 until Spartech was purchased by PolyOne Corporation in March 2013. Prior to Spartech, Ms. Holt worked at PPG Industries, a leading coatings and specialty products company, serving as Senior Vice President, Glass and Fiber Glass, from May 2005 until September 2010. Ms. Holt also is a member of the Board of Directors of Waste Management, Inc.

Robert Bodor. Dr. Bodor has served as our Vice President/General Manager - Americas since January 2015. From July 2013 to January 2015, Dr. Bodor served as our Chief Technology Officer. From December 2012 to June 2013, Dr. Bodor served as our Director of Business Development. Prior to joining Proto Labs, from January 2011 to December 2012, Dr. Bodor held several roles at Honeywell, most recently leading SaaS business offerings for Honeywell’s Life Safety Division. From August 2009 to October 2010, Dr. Bodor served as Chief Technology Officer for Luma, LLC (formerly known as Inveni LLC), a web-based technology company. From September 2005 to August 2009, Dr. Bodor held various positions with McKinsey & Company, advising Fortune 500 companies in the high technology, industrial, and medical sectors, most recently as Engagement Manager.

John A. Way. Mr. Way has served as our Chief Financial Officer and Executive Vice President of Development since December 2014. From October 2013 to September 2014, Mr. Way served as Chief Financial Officer of Univita Health Inc., a privately held home healthcare service provider. From September 2012 to July 2013, Mr. Way served as Chief Financial Officer of Virtual Radiologic, a global telemedicine company. From October 2002 to November 2012, Mr. Way worked in senior financial positions at several divisions within UnitedHealth Group, including Chief Financial Officer of Optum Collaborative Care, SecureHorizons and OptumHealth. Before joining UnitedHealth, from 1996 to 2002, Mr. Way worked for PricewaterhouseCoopers LLP, including a two-year assignment in Germany.

Donald G. Krantz. Dr. Krantz has served as our Executive Vice President and Technology Officer since January 2015. From January 2007 to January 2015, Dr. Krantz served as our Chief Operating Officer. From November 2005 to January 2007, Dr. Krantz served as our Vice President of Development. Prior to joining Proto Labs, Dr. Krantz served in various roles at MTS Systems, Inc., a builder of custom precision testing and advanced manufacturing systems, including as a business unit Vice President, Vice President of Engineering, and most recently, Chief Technology Officer. Dr. Krantz was an Engineering Fellow at Alliant Techsystems and Honeywell, Inc., and was named the 2005 Distinguished Alumnus of the Department of Computer Science and Engineering at the University of Minnesota.

Jacqueline D. Schneider. Ms. Schneider has served as our Vice President of Global Sales since January 2015. From February 2007 to January 2015, Ms. Schneider served as our Vice President of Sales and Customer Service. From November 2005 to February 2007, Ms. Schneider served as National Sales Director for Comm-Works, LLC, a global technology provider.

John B. Tumelty. Mr. Tumelty has served as the Vice President/General Manager and Managing Director – Europe, Middle East and Africa since January 2015. Mr. Tumelty served as the Managing Director of Proto Labs, Limited from its inception in July 2005 to January 2015. Mr. Tumelty leads our company’s operations in Europe. From March 1997 to June 2005, Mr. Tumelty held various positions at Western Thomson Plastics Ltd, an automotive systems supplier, most recently as Managing Director.

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

The market for custom parts manufacturing is fragmented and highly competitive. We compete for customers with a wide variety of custom parts manufacturers and methods. Some of our current and potential competitors include captive in-house product lines, other custom parts manufacturers, and alternative manufacturing vendors such as those utilizing stereolithography, selective laser sintering, fused deposition modeling and 3D printing. Moreover, some of our existing and potential competitors are researching, designing, developing and marketing other types of products and product lines. We also expect that future competition may arise from the development of allied or related techniques for custom parts manufacturing that are not encompassed by our patents, from the issuance of patents to other companies that may inhibit our ability to develop certain products and from improvements to existing technologies. And our competitors may attempt to adopt and improve upon key aspects of our business model, such as development of technology that automates much of the manual labor conventionally required to quote and manufacture custom parts, implementation of interactive web-based and automated user interface and quoting systems and/or building scalable operating models specifically designed for efficient custom production. Third-party CAD software companies may develop software that mold-makers, injection molders and CNC machine shops could use to compete with our business model. Additive manufacturers may develop stronger, higher temperature resins or introduce other improvements that could more effectively compete with us on part quality. We may also, from time to time, establish alliances or relationships with other competitors or potential competitors. To the extent companies terminate such relationships and establish alliances and relationships with our competitors, our business could be harmed.

Existing and potential competitors may have substantially greater financial, technical, sales and marketing, manufacturing, distribution and other resources and name recognition than us, as well as experience and expertise in intellectual property rights and operating within certain international locations, any of which may enable them to compete effectively against us.

Though we plan to continue to expend resources to develop new technologies, processes and product lines, we cannot assure you that we will be able to maintain our current position or continue to compete successfully against current and future sources of competition. Our challenge in developing new products is finding product lines for which our automated quotation and manufacturing processes offer an attractive value proposition, and we may not be able to find any new product lines with potential economies of scale similar to our molding and machining product lines. If we do not keep pace with technological change and introduce new technologies, processes and product lines, the demand for our products and product lines may decline and our operating results may suffer.

Our success depends on our ability to deliver products and product lines that meet the needs of product developers and engineers and to effectively respond to changes in our industry.

We derive almost all of our revenue from the manufacture and sale to product developers and engineers of quick-turn low volumes of custom parts for prototyping, support of internal manufacturing and limited quantity product release. Our business has been and we believe will continue to be affected by changes in product developer and engineering requirements and preferences, rapid technological change, new product and product line introductions and the emergence of new standards and practices, any of which could render our technology, products and product lines less attractive, uneconomical or obsolete. To the extent that our customers’ need for quick-turn parts decreases for any reason, it would likely have a material adverse effect on our business and operating results and harm our competitive position. In addition, CAD simulation and other technologies may reduce the demand for physical prototype parts. Therefore, we believe that to remain competitive, we must continually expend resources to enhance and improve our technology, product offerings and product lines.

In particular, we plan to increase our research and development efforts and to continue to focus a significant portion of those efforts to further develop our technology in areas such as our interactive user interface and manufacturing processes, potentially introduce new manufacturing processes within the research and development initiative we refer to as Protoworks, and broaden the range of parts that we are able to manufacture. We believe successful execution of this part of our business plan is critical for our ability to compete in our industry and grow our business, and there are no guarantees we will be able to do so in a timely fashion, or at all. Broadening the range of parts we offer is of particular importance since limitations in manufacturability are the primary reason we are not able to fulfill many quotation requests. There are no guarantees that the resources devoted to executing on this aspect of our business plan will improve our business and operating results or result in increased demand for our products and product lines. Failures in this area could adversely impact our operating results and harm our reputation and brand. And even if we are successful in executing in these areas, our industry is subject to rapid and significant technological change, and our competitors may develop new technologies, processes and product lines that are superior to ours. Our research and development costs were approximately $16.6 million, $11.9 million and $9.1 million for the years ended December 31, 2014, 2013 and 2012, respectively, and there is no guarantee that these costs will enable us to maintain or grow our revenue profitability. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for additional discussion related to research and development costs.

Any failure to properly meet the needs of product developers and engineers or respond to changes in our industry on a cost-effective and timely basis, or at all, would likely have a material adverse effect on our business and operating results and harm our competitive position.

Our failure to meet our product developers’ and engineers’ expectations regarding quick turnaround time would adversely affect our business and results of operations.

We believe many product developers and engineers are facing increased pressure from global competitors to be first to market with their finished products, often resulting in a need for quick turnaround of custom parts. We believe our ability to quickly quote, manufacture and ship custom parts has been an important factor in our results to date. There are no guarantees we will be able to meet product developers’ and engineers’ increasing expectations regarding quick turnaround time, especially as we increase the scope of our operations. If we fail to meet our customers’ expectations regarding turnaround time in any given period, our business and results of operations will likely suffer.

Our failure to meet our product developers’ and engineers’ price expectations would adversely affect our business and results of operations.

Demand for our product lines is sensitive to price. We believe our competitive pricing has been an important factor in our results to date. Therefore, changes in our pricing strategies can have a significant impact on our business and ability to generate revenue. Many factors, including our production and personnel costs and our competitors’ pricing and marketing strategies, can significantly impact our pricing strategies. If we fail to meet our customers’ price expectations in any given period, demand for our products and product lines could be negatively impacted and our business and results of operations could suffer.

Our failure to meet our product developers’ and engineers’ quality specifications would adversely affect our business and results of operations.

We believe many product developers and engineers have a need for specific quality of quick-turn, on-demand custom parts. We believe our ability to create parts with the specifications of the product developers and engineers is an important factor in our results to date. If we fail to meet our customers’ specifications in any given period, demand for our products and product lines could be negatively impacted and our business and results of operations could suffer.

The strength of our brand is important to our business, and any failure to maintain and enhance our brand would hurt our ability to retain and expand our customer base as well as further penetrate existing customers.

Since our products and product lines are sold primarily through our websites, the success of our business depends upon our ability to attract new and repeat customers to our websites in order to increase business and grow our revenue. Customer awareness, and the perceived value, of our brand will depend largely on the success of our marketing efforts, as well as our ability to consistently provide quality custom parts within the required timeframes and positive customer experiences, which we may not do successfully. A primary component of our business strategy is the continued promotion and strengthening of our brand, and we have incurred and plan to continue to incur substantial expense related to advertising and other marketing efforts directed toward enhancing our brand. We have initiated marketing efforts through social media, but this method of marketing may not be successful and subjects us to a greater risk of inconsistent messaging and bad publicity. We may choose to increase our branding expense materially, but we cannot be sure that this investment will be profitable. If we are unable to successfully maintain and enhance our brand, this could have a negative impact on our business and ability to generate revenue.

Our business depends in part on our ability to process a large volume of new part designs from a diverse group of product developers and engineers and successfully identify significant opportunities for our business based on those submissions.

We believe the volume of new part designs we process and the size and diversity of our customer base give us valuable insight into the needs of our prospective customers. We utilize this industry knowledge to determine where we should focus our development resources. If the number of new part designs we process or the size and diversity of our customer base decrease, our ability to successfully identify significant opportunities for our business and meet the needs of product developers and engineers could be negatively impacted. In addition, even if we do continue to process a large number of new part designs and work with a significant and diverse customer base, there are no guarantees that any industry knowledge we extract from those interactions will be successfully utilized to help us identify significant business opportunities or better understand the needs of product developers and engineers.

The loss of one or more key members of our management team or personnel, or our failure to attract, integrate and retain additional personnel in the future, could harm our business and negatively affect our ability to successfully grow our business.

We are highly dependent upon the continued service and performance of the key members of our management team and other personnel. The loss of any of these individuals, each of whom is “at will” and may terminate his or her employment relationship with us at any time, could disrupt our operations and significantly delay or prevent the achievement of our business objectives. We believe that our future success will also depend in part on our continued ability to identify, hire, train and motivate qualified personnel. A possible shortage of qualified individuals in the regions where we operate might require us to pay increased compensation to attract and retain key employees, thereby increasing our costs. In addition, we face intense competition for qualified individuals from numerous companies, many of whom have substantially greater financial and other resources and name recognition than us. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing operational, managerial and other requirements, or we may be required to pay increased compensation in order to do so. Our failure to attract, hire, integrate and retain qualified personnel could impair our ability to achieve our business objectives.

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

Over the past several years, we have experienced rapid growth. For example, we have grown from 341 full-time employees as of January 1, 2010 to 1,077 full-time employees as of December 31, 2014. We have expanded internationally, including establishing manufacturing operations in Europe in 2005 and in Japan in late 2009. In 2014, we expanded our product lines with additive manufacturing technologies, often referred to as 3D printing, through our acquisition of FineLine Prototyping, Inc. We expect this growth to continue and the number of countries and facilities from which we operate to increase in the future. Our ability to effectively manage our anticipated growth and expansion of our operations will require us to do, among other things, the following:

•

enhance our operational, financial and management controls and infrastructure, human resource policies, and reporting systems and procedures, in particular as we continue to operate as a global organization;

•	effectively scale our operations, including accurately predicting the need for floor space, equipment and additional staffing;

•	successfully identify, recruit, hire, train, maintain, motivate and integrate additional employees; and

•	expand our international resources.

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

A key element to our continued growth is the ability to quickly and efficiently quote an increasing number of product developer and engineer submissions across geographies and to manufacture the related parts. This will require us to timely and effectively scale and adapt our existing technology, processes and infrastructure to meet the needs of our business. With respect to our websites and quoting technology, it may become increasingly difficult to maintain and improve their performance, especially during periods of heavy usage and as our solutions become more complex and our user traffic increases across geographies. Similarly, our manufacturing automation technology may not enable us to process the large numbers of unique designs and efficiently manufacture the related parts in a timely fashion to meet the needs of product developers and engineers as our business continues to grow. Any failure in our ability to timely and effectively scale and adapt our existing technology, processes and infrastructure could negatively impact our ability to retain existing customers and attract new customers, damage our reputation and brand, result in lost revenue, and otherwise substantially harm our business and results of operations.

Numerous factors may cause us not to maintain the revenue growth that we have historically experienced.

Although our revenue has grown from $64.9 million for the year ended December 31, 2010 to $209.6 million for the year ended December 31, 2014, we may not be able to maintain our historical rate of revenue growth. We believe that our continued revenue growth will depend on many factors, a number of which are out of our control, including among others, our ability to:

•	retain and further penetrate existing customer companies, as well as attract new customer companies;

•	consistently execute on custom part orders in a manner that satisfies product developers’ and engineers’ needs and provides them with a superior experience;

•	develop new technologies or manufacturing processes, and broaden the range of parts we offer;

•	successfully execute on our international strategy and expand into new geographic markets;

•	capitalize on product developer and engineer expectations for access to comprehensive, user-friendly e-commerce capabilities 24 hours per day/7 days per week;

•	increase the strength and awareness of our brand across geographies;

•	respond to changes in product developer and engineer needs, technology and our industry; and

•	react to challenges from existing and new competitors.

We cannot assure you that we will be successful in addressing the factors above and continuing to grow our business and revenue.

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

Our operating results and financial condition may fluctuate due to a number of factors, including those listed below and those identified throughout this “Risk Factors” section:

•	the development of new competitive systems or processes by others;

•	the entry of new competitors into our market whether by established companies or by new companies;

•	changes in the size and complexity of our organization, including our international operations;

•	levels of sales of our products and product lines to new and existing customers;

•	the geographic distribution of our sales;

•	changes in product developer and engineer preferences or needs;

•	changes in the amount that we invest to develop, acquire or license new technologies and processes, which we anticipate will generally increase and may fluctuate in the future;

•	delays between our expenditures to develop, acquire or license new technologies and processes, and the generation of sales related thereto;

•	our ability to timely and effectively scale our business during periods of sequential quarterly or annual growth;

•	limitations or delays in our ability to reduce our expenses during periods of declining sequential quarterly or annual revenue;

•	changes in our pricing policies or those of our competitors, including our responses to price competition;

•	changes in the amount we spend in our marketing and other efforts;

•	unexpected increases in expenses as compared to our related accounting accruals or operating plan;

•	the volatile global economy;

•	general economic and industry conditions that affect customer demand and product development trends;

•	interruptions to or other problems with our website and interactive user interface, information technology systems, manufacturing processes or other operations;

•	changes in accounting rules and tax and other laws; and

•	plant shutdowns due to a health pandemic or weather conditions.

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

The satisfactory performance, reliability, consistency, security and availability of our websites and interactive user interface, information technology systems, manufacturing processes and other operations are critical to our reputation and brand, and our ability to effectively service product developers and engineers. Any interruptions or other problems that cause any of our websites, interactive user interface or information technology systems to malfunction or be unavailable, or negatively impact our manufacturing processes or other operations, may damage our reputation and brand, result in lost revenue, cause us to incur significant costs seeking to remedy the problem and otherwise substantially harm our business and results of operations.

A number of factors or events could cause such interruptions or problems, including among others: human and software errors, design faults, challenges associated with upgrades, changes or new facets of our business, power loss, telecommunication failures, fire, flood, extreme weather, political instability, acts of terrorism, war, break-ins and security breaches, contract disputes, labor strikes and other workforce related issues, capacity constraints due to an unusually large number of product developers and engineers accessing our websites or ordering parts at the same time, and other similar events. These risks are augmented by the fact that our customers come to us largely for our quick-turn manufacturing capabilities and that accessibility and turnaround speed are often of critical importance to these product developers and engineers. We are dependent upon our facilities through which we satisfy all of our production demands and in which we house all of the computer hardware necessary to operate our websites and systems as well as managerial, customer service, sales, marketing and other similar functions, and we have not identified alternatives to these facilities or established fully redundant systems in multiple locations. However, we have back-up computing systems for each of our United States, European and Japanese operations. In addition, we are dependent in part on third parties for the implementation and maintenance of certain aspects of our communications and production systems, and therefore preventing, identifying and rectifying problems with these aspects of our systems is to a large extent outside of our control.

Moreover, the business interruption insurance that we carry may not be sufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business that may result from interruptions in our product lines as a result of system failures.

We depend on the continued growth of product developers’ and engineers’ e-commerce expectations when working with their custom parts manufacturers and their migration from 2D to 3D CAD software.

The business of selling custom parts over the Internet via an interactive web-based and automated user interface and quoting system is not widespread in our industry. Moreover, many product developers and engineers still utilize 2D CAD software. Concerns about privacy and technological and other problems may discourage some product developers and engineers from adopting the Internet as the medium for procuring their custom parts or adopting 3D CAD software, particularly in countries where e-commerce and 3D CAD software are not as prevalent as they are in our current markets or with product developers and engineers in industries not well suited to utilize our product lines, such as architecture. In order to expand our customer base, we must appeal to and procure customers who historically have used more traditional means of commerce and/or 2D CAD drawings to purchase their customer parts. If product developers and engineers are not sufficiently attracted to the value proposition of or satisfied with our web-based interface and quotation system, or product developers and engineers do not continue to migrate to 3D CAD software as we currently anticipate, our business could be adversely impacted.

Our business depends on the development and maintenance of the Internet infrastructure.

The success of our product lines will depend largely on the development and maintenance of the Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, and security, as well as timely development of complementary products, for providing reliable Internet access and services. The Internet has experienced, and is likely to continue to experience, significant growth in the numbers of users and amount of traffic. The Internet infrastructure may be unable to support such demands. In addition, increasing numbers of users, increasing bandwidth requirements, or problems caused by “viruses,” “worms,” malware and similar programs may harm the performance of the Internet. The backbone computers of the Internet have been the targets of such programs. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage generally as well as the level of usage of our product lines, which could adversely impact our business.

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

The prospects for economic growth in the United States and other countries remain uncertain and could worsen. Economic concerns and other issues such as reduced access to capital for businesses may cause product developers and engineers to further delay or reduce the product development projects that our business supports. Given the continued uncertainty concerning the global economy, we face risks that may arise from financial difficulties experienced by our suppliers, product developers and engineers and other related risks to our business.

We operate a global business that exposes us to additional risks.

We have established our operations in the United States, Europe and Japan and are seeking to further expand our international operations. As of December 31, 2014, we had sold products into approximately 60 countries. In addition to English, our website is available in British English, French, German, Italian, Japanese and Spanish. Our international revenue accounted for approximately 26%, 27% and 25% of our total revenue in the years ended December 31, 2014, 2013 and 2012, respectively. The future growth and profitability of our international business is subject to a variety of risks and uncertainties. Many of the following factors have adversely affected our international operations and sales to customers located outside of the United States and may again in the future:

•	difficulties in staffing and managing foreign operations, particularly in new geographic locations;

•	challenges in providing solutions across a significant distance, in different languages and among different cultures;

•	rapid changes in government, economic and political policies and conditions, political or civil unrest or instability, terrorism or epidemics, and other similar outbreaks or events;

•	fluctuations in foreign currency exchange rates;

•	differences in product developer and engineer preferences and means of procuring parts;

•

compliance with and changes in foreign laws and regulations, as well as U.S. laws affecting the activities of U.S. companies abroad, including those associated with export controls, tariffs and embargoes, other trade restrictions and antitrust and data privacy concerns;

•	different, complex and changing laws governing intellectual property rights, sometimes affording companies lesser protection in certain areas;

•	differing levels of use of the Internet or 3D CAD software;

•	seasonal reductions in business activity in certain parts of the world, particularly during the summer months in Europe;

•	higher costs of doing business internationally;

•	interruptions resulting from any events affecting raw material supply or manufacturing capabilities abroad;

•	protectionist laws and business practices that favor local producers and service providers;

•	taxation;

•	energy costs;

•	restrictions imposed by local labor practices and laws on our business and operations;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	transportation delays; and

•	increased payment risk and higher levels of payment fraud.

Our business depends on product developers’ and engineers’ demand for our product lines, the general economic health of current and prospective customers, and companies’ desire or ability to make investments in new products. A deterioration of global, regional or local political, economic or social conditions could affect potential customers in ways that reduce demand for our product lines, disrupt our manufacturing and sales plans and efforts or otherwise negatively impact our business. Acts of terrorism, wars, public health issues and increased energy costs could disrupt commerce in ways that could impair our ability to get products to our customers and increase our manufacturing and delivery costs. We have not undertaken hedging transactions to cover our foreign currency exposure, and changes in foreign currency exchange rates may negatively impact reported revenue and expenses. In addition, our sales are often made on unsecured credit terms, and a deterioration of political, economic or social conditions in a given country or region could reduce or eliminate our ability to collect accounts receivable in that country or region. In any of these events, our results of operations could be materially and adversely affected.

If a natural or man-made disaster strikes any of our manufacturing facilities, we will be unable to manufacture our products for a substantial amount of time and our sales will decline.

We manufacture all of our products in eight manufacturing facilities, two of which are located in each of Maple Plain, Minnesota and Raleigh, North Carolina, one of which is located in each of Rosemount, Minnesota; Plymouth, Minnesota; Telford, United Kingdom; and Yamato-Shi, Kanagawa, Japan. These facilities and the manufacturing equipment we use would be costly to replace and could require substantial lead time to repair or replace. Our facilities may be harmed by natural or man-made disasters, including, without limitation, earthquakes, floods, tornadoes, fires, hurricanes, tsunamis and nuclear disasters.

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

Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We rely primarily on patents, licenses, trademarks and trade secrets, as well as non-disclosure agreements and other methods, to protect our proprietary technologies and processes globally. Despite our efforts to protect our proprietary technologies and processes, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies and processes. We cannot assure you that any of our existing or future patents will not be challenged, invalidated or circumvented. As such, any rights granted under these patents may not provide us with meaningful protection. We may not be able to obtain foreign patents corresponding to our United States patents. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If our patents and other intellectual property do not adequately protect our technology, our competitors may be able to offer product lines similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents. Any of the foregoing events would lead to increased competition and lower revenue or gross margin, which would adversely affect our net income.

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

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, restrictions on imports and exports, customs, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access and the characteristics and quality of products and product lines. It is not clear how existing laws governing issues such as property use and ownership, sales and other taxes, fraud, libel and personal privacy apply to the Internet and e-commerce, especially where these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. Those laws that do reference the Internet are being interpreted by the courts and their applicability and reach are therefore uncertain. The costs of compliance with these regulations may increase in the future as a result of changes in the regulations or the interpretation of them. Further, any failures on our part to comply with these regulations may subject us to significant liabilities. Those current and future laws and regulations or unfavorable resolution of these issues may substantially harm our business and results of operations.

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to complement our growth strategy, increase market share in our current markets or expand into other markets, or broaden our technology, intellectual property or product line capabilities. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing shareholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.

Any acquisition, strategic relationship, joint venture or investment could disrupt our business and harm our operating results and financial condition.

Our business and our customer base have been built primarily through organic growth. However, from time to time, we may selectively pursue acquisitions, strategic relationships, joint ventures or investments that we believe may allow us to complement our growth strategy, increase market share in our current markets or expand into other markets, or broaden our technology, intellectual property or product line capabilities. For example, in April 2014, we acquired FineLine for total consideration (net of cash acquired) of approximately $36.9 million to enable us to offer our customers additive manufacturing processes. We cannot forecast the number, timing or size of any future acquisitions or other similar strategic transactions, or the effect that any such transactions might have on our operating or financial results. We have limited experience engaging in these types of transactions. And such transactions may be complex, time consuming and expensive, and may present numerous challenges and risks including:

•	an acquired company, asset or technology not furthering our business strategy as anticipated;

•	difficulties entering and competing in new product or geographic markets and increased competition, including price competition;

•	integration challenges;

•	challenges in working with strategic partners and resolving any related disagreements or disputes;

•	high valuation for a company, asset or technology, or changes in the economic or market conditions or assumptions underlying our decision to make an acquisition;

•	significant problems or liabilities, including increased intellectual property and employment related litigation exposure, associated with acquired businesses, assets or technologies;

•	acquisition of a significant amount of goodwill, which could result in future impairment charges that would reduce our earnings; and

•	requirements to record substantial charges and amortization expense related to certain purchased intangible assets, deferred stock compensation and other items, as well as other charges or expenses.

Any one of these challenges or risks could impair our ability to realize any benefit from our acquisitions, strategic relationships, joint ventures or investments after we have expended resources on them, as well as divert our management’s attention. And any failure to successfully address these challenges or risks could disrupt our business and harm our operating results and financial condition. Moreover, any such transaction may not be viewed favorably by investors or stakeholders.

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

We currently, and will continue to, license certain technologies from third parties. While these licenses are not material to our financial results, their function in our business is integral to our operations. We cannot be certain that these third-party licenses will be available to us on commercially reasonable terms or that we will be able to successfully integrate the technology into our solutions. These third-party licenses may expose us to increased risk, including risks associated with the assimilation of new technology sufficient to offset associated acquisition and maintenance costs. The inability to obtain any of these licenses could result in delays in solution development until equivalent technology can be identified and integrated. Any such delays in services could cause our business, operating results and financial condition to suffer.

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

As a manufacturer of CNC-machined and injection-molded custom parts, we are required to meet certain regulatory standards, including International Organization for Standardization, or ISO, 9001:2008 for our manufacturing facilities in Minnesota. In North Carolina, we are required to meet ISO 9001:2008 standards for our plastics manufacturing and AS9100 standards for our metals manufacturing. If any regulatory inspection reveals that we are not in compliance with applicable standards, regulators may take action against us, including issuing a warning letter, imposing fines on us, requiring a recall of the parts we manufactured or closing our manufacturing facilities. If any of these actions were to occur, it could harm our reputation as well as our business, financial condition and operating results. In addition, we may need to obtain additional certifications in the future and there are no guarantees we would be able to do so on a timely basis, if at all. Moreover, obtaining and maintaining required regulatory certifications can be costly and divert management’s attention.

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

In the year ended December 31, 2014, our common stock had traded as high as $94.23 and as low as $54.97. The market for our common stock may become less active, liquid or orderly, which could depress the trading price of our common stock. Some of the factors, many of which are outside of our control, that may cause the market price of our common stock to fluctuate include:

•	fluctuations in our financial condition and operating results;

•	our ability to retain and attract customers and increase net sales;

•	pricing pressures due to competition or otherwise and changes in gross margins;

•	changes in general economic and market conditions, economic uncertainty and changes in product development activity levels;

•	announcements by us or our competitors of technological innovations or new product or product lines offerings or significant acquisitions;

•	timing, effectiveness, and costs of expansion and upgrades of our offerings, systems and infrastructure;

•	changes in key personnel;

•	success in entry into new markets and expansion efforts;

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

Our failure to maintain proper and effective internal controls over financial reporting and otherwise comply with Section 404 of the Sarbanes-Oxley Act or prevent or detect misstatements in our financial statements in the future could harm our business and cause a decrease in our stock price.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We believe that our facilities are well maintained and of sufficient capacity to support our current operations. We have facilities in the following regions:

United States

Our corporate headquarters are located in Maple Plain, Minnesota in a facility we own encompassing approximately 95,000 square feet of office space. We also own a nearby facility encompassing approximately 35,000 square feet of manufacturing space. We lease an additional facility on a property adjacent to our headquarters that encompasses approximately 40,000 square feet of manufacturing space. The lease for this facility expires in 2017, subject to our option to renew for up to two additional five-year terms. We own a facility in Rosemount, Minnesota that encompasses approximately 130,000 square feet of manufacturing and office space. We also own a facility in Plymouth, Minnesota that encompasses approximately 170,000 square feet of manufacturing and office space. In April 2014, we purchased FineLine Protyping, Inc. (FineLine) in Raleigh, North Carolina. FineLine leases two facilities. One facility is approximately 10,000 square feet, and the lease for this facility is expires in 2018. The other facility is approximately 10,000 feet, and the lease for the facility expires in 2018 with the option to extend the lease for three successive periods of five years each.

Europe

Our European operations are headquartered in Telford, United Kingdom in a facility we own encompassing approximately 135,000 square feet of office and manufacturing space. We also lease office space in Mosbach, Germany; Le Bourget du Lac, France; and Novara, Italy for sales and customer service and technical support staff.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has traded on the New York Stock Exchange (NYSE) under the symbol “PRLB” since February 24, 2012. Prior to that date, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low intraday sales prices for our common stock as reported on the NYSE:

	Fiscal 2014		Fiscal 2013
	High	Low	High	Low

First Quarter	$84.00	$62.09	$53.91	$37.23
Second Quarter	$83.06	$58.06	$67.40	$43.61
Third Quarter	$94.23	$68.88	$80.66	$61.46
Fourth Quarter	$73.46	$54.97	$89.97	$65.52

On February 20, 2015, the last reported sale price of our common stock on the NYSE was $71.27 per share. As of February 20, 2015, we had 15 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

Outstanding Equity Awards

The following table summarizes, as of December 31, 2014, information about shares of our common stock that may be issued under equity compensation plans approved by shareholders and plans not approved by shareholders:

Plan Category	Number of shares to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares in first column)

Equity compensation plans approved by shareholders(1)(2)	1,075,561	$24.60	6,386,433(3)
Equity compensation plans not approved by shareholders	None	N/A	None

(1)	Includes the 2000 Stock Option Plan, the 2012 Long-Term Incentive Plan and our Employee Stock Purchase Plan

(2)

The 2012 Long-Term Incentive Plan contains an "evergreen" provision, pursuant to which the number of shares of common stock reserved for issuance under the 2012 Long-Term Incentive Plan shall be increased on January 1 of each year beginning in 2012 and ending on (and including) January 1, 2021 in an amount equal to the lesser of (a) 3% of the total number of our shares outstanding as of December 31 of the immediately preceding calendar year and (b) a number of shares determined by our board of directors.

(3)	Includes 1,357,498 shares remaining available for issuance as of December 31, 2014 under our Employee Stock Purchase Plan.

Performance Graph

The following graph shows a comparison from February 24, 2012 (the date our common stock commenced trading on the NYSE) through December 31, 2014 of the cumulative total return for our common stock, the S&P 500 Index and the Russell 2000 Index. We have selected the Russell 2000 Index because the Russell 2000 Index measures the performance of the small market capitalization segment of U.S. equity instruments and we are a member company included in the Russell 2000 Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the S&P 500 Index and the Russell 2000 Index assume reinvestment of dividends.

Proto Labs Inc.
Total Return Performance
Index Value
600.00
500.00
400.00
300.00
200.00
100.00
0.00
02/23/12
06/30/12
12/31/12
06/30/13
12/31/13
06/30/14
12/31/14
Proto Labs, Inc.
S&P 500
Russell 2000

	Period Ending
Index	02/23/12	06/30/12	12/31/12	06/30/13	12/31/13	06/30/14	12/31/14
Proto Labs, Inc.	100.00	179.75	246.38	406.06	444.88	512.00	419.75
S&P 500	100.00	99.90	104.60	117.81	135.56	143.77	151.01
Russell 2000	100.00	96.29	102.43	117.88	140.33	143.86	145.28

Unregistered Sales of Equity Securities and Issuer Purchases of Equity Securities

We did not sell any unregistered equity securities or purchase any of our securities during the year ended December 31, 2014.

Item 6. Selected Financial Data

The following tables set forth selected consolidated financial data for the periods and at the dates indicated. The selected consolidated statements of comprehensive income data for the years ended December 31, 2014, 2013 and 2012 and selected consolidated balance sheets data as of December 31, 2014 and 2013 are derived from our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The selected consolidated statements of comprehensive income data for the years ended December 31, 2011 and 2010 and selected consolidated balance sheet data as of December 31, 2012, 2011 and 2010 are derived from our audited consolidated financial statements not included in this report.

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

	Year Ended December 31,
(in thousands, except share and per share amounts)	2014	2013	2012	2011	2010

Consolidated Statements of Comprehensive Income Data
Revenue	$209,583	$163,112	$125,991	$98,939	$64,919
Cost of revenue	81,182	61,410	49,853	39,324	25,443
Gross profit	128,401	101,702	76,138	59,615	39,476
Operating expenses:
Marketing and sales	29,144	22,386	18,098	15,752	10,867
Research and development	16,607	11,863	9,137	5,222	4,281
General and administrative	22,122	16,154	13,957	11,772	7,629
Loss on impairment of foreign subsidiary assets	-	-	-	-	773
Total operating expenses	67,873	50,403	41,192	32,746	23,550
Income from operations	60,528	51,299	34,946	26,869	15,926
Other income (expense), net	3	279	23	(114)	(213)
Income before income taxes	60,531	51,578	34,969	26,755	15,713
Provision for income taxes	18,896	16,301	10,944	8,783	4,762
Net income	41,635	35,277	24,025	17,972	10,951
Less: dividends on redeemable preferred stock	-	-	-	(4,179)	(4,179)
Less: undistributed earnings allocated to preferred shareholders	-	-	-	(4,507)	(2,377)
Net income attributable to common shareholders(1)	$41,635	$35,277	$24,025	$9,286	$4,395

Net income per share(1)
Basic	$1.62	$1.40	$1.03	$0.75	$0.40
Diluted	$1.60	$1.36	$0.98	$0.67	$0.34
Weighted average shares outstanding(1)
Basic	25,692,699	25,198,556	23,373,593	12,352,004	11,079,432
Diluted	26,100,320	25,859,741	24,443,665	13,939,072	13,051,458
Other Comprehensive Income (Loss) (net of tax)
Foreign currency translation adjustments	$(1,838)	$(163)	$(190)	$(280)	$(214)
Comprehensive income	$39,797	$35,114	$23,835	$17,692	$10,737

Other Financial Data:
Non-GAAP net income (unaudited)(2)	$45,242	$37,891	$26,220	$18,764	$11,226

Stock-based compensation expense included in the statements of comprehensive income data above is as follows:

	Year Ended December 31,
(in thousands)	2014	2013	2012	2011	2010

Stock options and grants	$4,386	$3,084	$2,539	$1,130	$331
Employee stock purchase plan	423	377	500	-	-
Total stock-based compensation expense	$4,809	$3,461	$3,039	$1,130	$331

Cost of revenue	$386	$316	$335	$78	$39
Operating expenses:
Marketing and sales	927	610	418	215	84
Research and development	1,048	754	486	274	73
General and administrative	2,448	1,781	1,800	563	135
Total stock-based compensation expense	$4,809	$3,461	$3,039	$1,130	$331

	Year Ended December 31,
(in thousands)	2014	2013	2012	2011	2010

Consolidated Balance Sheets Data
Cash and cash equivalents	$43,329	$43,039	$36,759	$8,135	$6,101
Working capital	89,585	96,132	78,617	18,138	10,424
Total assets	287,514	230,175	172,722	62,326	38,354
Total liabilities	21,975	18,532	16,023	15,675	11,730
Redeemable convertible preferred stock and redeemable common stock	-	-	-	66,894	62,715
Total shareholders' equity (deficit)	$265,539	$211,643	$156,699	$(20,243)	$(36,091)

(1)

See Note 3 of Notes to Consolidated Financial Statements for an explanation of the method used to calculate net income per basic and diluted share attributable to common shareholders and weighted average shares outstanding for the years ended December 31, 2014, 2013 and 2012, respectively.

(2)

The measure of non-GAAP net income presented is net income adjusted for stock-based compensation and amortization expenses. See “Non-GAAP Net Income” below for more information and for a reconciliation of non-GAAP net income to net income, the most directly comparable measure calculated and presented in accordance with GAAP.

Non-GAAP Net Income

To provide investors with additional information regarding our financial results, we have disclosed in the table above non-GAAP net income, adjusted for stock-based compensation and amortization expenses, which is a non-GAAP financial measure. We have provided a reconciliation below of non-GAAP net income, adjusted for stock-based compensation and amortization expenses, to net income, the most directly comparable measure calculated and presented in accordance with GAAP.

We have included non-GAAP net income, adjusted for stock-based compensation and amortization expenses, in this Annual Report on Form 10-K because it is a key measure used by our management and board of directors to understand and evaluate operating performance and trends and provides a useful measure for period-to-period comparisons of our business. Accordingly, we believe that non-GAAP net income, adjusted for stock-based compensation and amortization expenses, provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

The following table presents a reconciliation of non-GAAP net income, adjusted for stock-based compensation and amortization expenses, to net income for each of the periods indicated:

	Year Ended December 31,
	2014	2013	2012	2011	2010
(in thousands)	(unaudited)
Non-GAAP net income, adjusted for stock-based compensation and amortization expenses:
GAAP net income	$41,635	$35,277	$24,025	$17,972	$10,951
Add back: Stock-based compensation expense
Cost of revenue	386	316	335	78	39
Marketing and sales	927	610	418	215	84
Research and development	1,048	754	486	274	73
General and administrative	2,448	1,781	1,800	563	135
Total stock-based compensation expense	4,809	3,461	3,039	1,130	331
Income tax benefits on stock-based compensation expense	(1,524)	(847)	(844)	(338)	(56)
Add back: Amortization expense
General and administrative	496	-	-	-	-
Income tax benefits on amortization expense	(174)	-	-	-	-
Non-GAAP net income adjusted for stock-based compensation and amortization expenses	$45,242	$37,891	$26,220	$18,764	$11,226

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

Overview

We are a leading online and technology-enabled manufacturer of quick-turn, on-demand additive manufactured (3D printed), CNC-machined and injection-molded custom parts for prototyping and short-run production. We provide “Real Parts, Really Fast” to product developers and engineers worldwide, who are under increasing pressure to bring their finished products to market faster than their competition. We believe custom parts manufacturing has historically been an underserved market due to the inefficiencies inherent in the quotation, equipment set-up and non-recurring engineering processes required to produce custom parts. Our proprietary technology eliminates most of the time-consuming and expensive skilled labor conventionally required to quote and manufacture parts in low volumes, and our customers conduct nearly all of their business with us over the Internet. We target our product lines to the millions of product developers and engineers who use 3D CAD software to design products across a diverse range of end-markets. Our primary manufacturing product lines currently include Protomold, which is our injection molding product line, Firstcut, which is our CNC machining product line, and Fineline, which is our additive-manufactured (3D printing) product line.

We have experienced significant growth since our inception. Since we first introduced our Protomold injection molding product line in 1999, we have steadily expanded the size and geometric complexity of the injection-molded parts we are able to manufacture, and we continue to extend the diversity of materials we are able to support. Similarly, since first introducing our Firstcut CNC machining product line in 2007, we have expanded the range of part sizes, design geometries and materials we can support. Also, since the acquisition of Fineline Prototyping, Inc. (FineLine) and the introduction of our Fineline product line, we have expanded the number of process types we offer to include stereolithography (SLA), selective laser sintering (SLS) and direct metal laser sintering (DMLS). We also continually seek to enhance other aspects of our technology and manufacturing processes, including our interactive web-based and automated user interface and quoting system. We intend to continue to invest significantly to enhance our technology and manufacturing processes and expand the range of our existing capabilities with the aim of meeting the needs of a broader set of product developers and engineers. As a result of the factors described above, many of our customers tend to return to Proto Labs to meet their ongoing needs, with approximately 87%, 86% and 84% of our revenue in 2014, 2013 and 2012, respectively, derived from existing customers, excluding customers gained through the acquisition of FineLine, who had placed orders with us in prior years.

We have established our operations in the United States, Europe and Japan, which we believe are three of the largest geographic markets where product developers and engineers are located. We entered the European market in 2005 and launched operations in Japan in late 2009. As of December 31, 2014, we had sold products into approximately 60 countries. Our revenue outside of the United States accounted for approximately 26%, 27% and 25% of our consolidated revenue in the years ended December 31, 2014, 2013 and 2012, respectively. We intend to continue to expand our international sales efforts and believe opportunities exist to serve the needs of product developers and engineers in select new geographic regions.

We have grown our total revenue from $64.9 million in 2010 to $209.6 million in 2014. During this period, our operating expenses increased from $23.6 million in 2010 to $67.9 million in 2014. We have grown our income from operations from $15.9 million in 2010 to $60.5 million in 2014. Our recent growth in revenue and income from operations has been accompanied by increased cost of revenues and operating expenses. We expect to increasingly invest in our operations to support anticipated future growth as discussed more fully below.

In addition, we believe that a number of trends affecting our industry have affected our results of operations and may continue to do so. For example, we believe that many of our target product developer and engineer customers have increasing e-commerce expectations, are facing increased pressure to accelerate the time to market for their products and continue to migrate from using 2D CAD to using 3D CAD for their design needs. We believe we continue to be well positioned to benefit from these trends, given our proprietary technology that enables us to automate and integrate the majority of activities involved in procuring custom parts, starting with our elegant web interface through which a product developer or engineer submits a 3D CAD part design. While our business may be positively affected by these trends, our results may also be favorably or unfavorably impacted by other trends that affect product developer and engineer orders for custom parts in low volumes, including, among others, changes in product developer and engineer preferences or needs, developments in our industry and among our competitors and factors impacting new product development volume such as economic conditions. For a more complete discussion of the risks facing our business, see Item 1A. “Risk Factors.”

Key Financial Measures and Trends

Revenue

Our operations are comprised of three geographic business units in the United States, Europe and Japan. Revenue is derived from our Protomold, Firstcut and Fineline product lines. Protomold revenue consists of sales of custom injection molds and injection-molded parts. Firstcut revenue consists of sales of CNC-machined custom parts. Fineline revenue consists of sales of additive-manufactured parts, often referred to as 3D printed parts. Our revenue is generated from a diverse customer base, with no single customer company representing more than 2% of our total revenue in 2014. Our historical and current efforts to increase revenue have been directed at gaining new customers and selling to our existing customer base by increasing marketing and selling activities, offering additional product lines such as the introduction of our Firstcut product line in 2007 and Fineline through our acquisition of FineLine Prototyping, Inc. in 2014, expanding internationally such as the opening of our Japanese office in 2009, improving the usability of our product lines such as our web-centric applications, and expanding the breadth and scope of our products such as by adding more sizes and materials to our offerings.

During 2014, we served approximately 9,840 existing product developers and engineers, an increase of 26% over the comparable period in 2013, and approximately 11,710 new product developers and engineers, an increase of 41% over the comparable period in 2013. During 2013, we served approximately 7,820 existing product developers and engineers, an increase of 30% over the comparable period in 2012, and approximately 8,300 new product developers and engineers, an increase of 12% over the comparable period in 2012. During 2012, we served approximately 6,020 existing product developers and engineers, an increase of 38% over the comparable period in 2011, and approximately 7,430 new product developers and engineers, an increase of 23% over the comparable period in 2011.

Cost of Revenue, Gross Profit and Gross Margin

Cost of revenue consists primarily of raw materials, equipment depreciation, employee compensation, benefits, stock-based compensation, facilities costs and overhead allocations associated with the manufacturing process for molds and custom parts. We expect cost of revenue to increase in absolute dollars, but remain relatively constant as a percentage of total revenue.

Our business model requires that we invest in our capacity well in advance of demand to ensure we can fulfill the expectations for quick delivery of our products to our customers. Therefore, during each of 2014 and 2013 we made significant investments in additional factory space and infrastructure in the United States. We expect to continue to grow in future periods, which will result in the need for additional investments in factory space and equipment. We expect that these additional costs for factory and equipment expansion can be absorbed by revenue growth, and allow gross margins to remain relatively consistent over time.

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

Our gross margins vary between geographic markets due primarily to the costs associated with starting new factories, available capacity and our operating maturity in these markets. We believe that over time and with growth and maturity of our international business, gross margins will be generally consistent through all our markets.

Operating Expenses

Operating expenses consist of marketing and sales, research and development and general and administrative expenses. Personnel-related costs are the most significant component of the marketing and sales, research and development and general and administrative expense categories.

Our recent growth in operating expenses is mainly due to higher headcounts to support our growth and expansion, and we expect that trend to continue. Our business strategy is to continue to be a leading online and technology-enabled manufacturer of quick-turn, on-demand additive-manufactured (3D printing), CNC-machined and injection-molded custom parts for prototyping and short-run production. For us to achieve our goals, we anticipate continued substantial investments in technology and personnel, resulting in increased operating expenses.

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

Research and development. Research and development expense consists primarily of employee compensation, benefits, stock-based compensation, depreciation on equipment, outside services and other related overhead. All of our research and development costs have been expensed as incurred. We expect research and development expense to increase in the future as we seek to enhance and expand our product line offerings.

General and administrative. General and administrative expense consists primarily of employee compensation, benefits, stock-based compensation, professional service fees related to accounting, tax and legal and other related overhead. We expect general and administrative expense to increase in the future as we continue to grow and expand as a global organization.

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

	Year Ended						Year Ended
	December 31,				Change		December 31,				Change
(dollars in thousands)	2014		2013		$	%	2013		2012		$	%

Revenue	$209,583	100.0%	$163,112	100.0%	$46,471	28.5%	$163,112	100.0%	$125,991	100.0%	$37,121	29.5%
Cost of revenue	81,182	38.7	61,410	37.6	19,772	32.2	61,410	37.6	49,853	39.6	11,557	23.2
Gross profit	128,401	61.3	101,702	62.4	26,699	26.3	101,702	62.4	76,138	60.4	25,564	33.6
Operating expenses:
Marketing and sales	29,144	13.9	22,386	13.7	6,758	30.2	22,386	13.7	18,098	14.4	4,288	23.7
Research and development	16,607	7.9	11,863	7.3	4,744	40.0	11,863	7.3	9,137	7.2	2,726	29.8
General and administrative	22,122	10.6	16,154	9.9	5,968	36.9	16,154	9.9	13,957	11.1	2,197	15.7
Total operating expenses	67,873	32.4	50,403	30.9	17,470	34.7	50,403	30.9	41,192	32.7	9,211	22.4
Income from operations	60,528	28.9	51,299	31.5	9,229	18.0	51,299	31.5	34,946	27.7	16,353	46.8
Other income, net	3	0.0	279	0.1	(276)	*	279	0.1	23	0.1	256	*
Income before income taxes	60,531	28.9	51,578	31.6	8,953	17.4	51,578	31.6	34,969	27.8	16,609	47.5
Provision for income taxes	18,896	9.0	16,301	10.0	2,595	15.9	16,301	10.0	10,944	8.7	5,357	48.9
Net income	$41,635	19.9%	$35,277	21.6%	$6,358	18.0%	$35,277	21.6%	$24,025	19.1%	$11,252	46.8%

*	Percentage change not meaningful

Stock-based compensation expense included in the statements of comprehensive income data above is as follows:

	Year Ended December 31,
(dollars in thousands)	2014	2013	2012

Stock options and grants	$4,386	$3,084	$2,539
Employee stock purchase plan	423	377	500
Total stock-based compensation expense	$4,809	$3,461	$3,039

Cost of revenue	$386	$316	$335
Operating expenses:
Marketing and sales	927	610	418
Research and development	1,048	754	486
General and administrative	2,448	1,781	1,800
Total stock-based compensation expense	$4,809	$3,461	$3,039

Comparison of Years Ended December 31, 2014 and 2013

Revenue

Revenue and the related changes for 2014 and 2013 were as follows:

	Year Ended December 31,
	2014		2013		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue
Protomold	$140,282	66.9%	$115,069	70.5%	$25,213	21.9%
Firstcut	59,914	28.6	48,043	29.5	11,871	24.7
Fineline	9,387	4.5	-	-	9,387	100.0
Total revenue	$209,583	100.0%	$163,112	100.0%	$46,471	28.5%

Revenue by geographic region, based on the billing location of the end customer, is summarized as follows:

	Year Ended December 31,
	2014		2013		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue
United States	$156,033	74.4%	$119,870	73.5%	$36,163	30.2%
International	53,550	25.6	43,242	26.5	10,308	23.8
Total revenue	$209,583	100.0%	$163,112	100.0%	$46,471	28.5%

Our revenue increased $46.5 million, or 28.5%, for 2014 compared to 2013. By geographic region, this revenue growth was driven by a 30.2% increase in United States revenue and a 23.8% increase in international revenue. By product line, this revenue growth was driven by a 21.9% increase in Protomold revenue and a 24.7% increase in Firstcut revenue, in each case for 2014 compared to 2013, as well as $9.4 million in revenue from the FineLine acquisition.

Our revenue growth in 2014 was the result of increased volume of the product developers and engineers we served. During 2014, we served approximately 21,550 unique product developers and engineers, an increase of 34% over 2013. Average revenue per product developer or engineer decreased 4% during 2014 as compared to 2013.

In addition to revenue gained through the acquisition of FineLine, our revenue increases were primarily driven by increases in sales personnel and marketing activities. Our sales personnel focus on gaining new customer accounts and expanding the depth and breadth into existing customer accounts. Our marketing personnel focus on marketing activities that have proven to result in the greatest number of customer leads to support sales activity. International revenue was negatively impacted by $0.1 million in 2014 compared to 2013 due to strengthening of the United States dollar relative to certain foreign currencies. The effect of pricing changes on revenue was immaterial for 2014 compared to 2013.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $19.8 million, or 32.2%, for 2014 compared to 2013, which was greater than the rate of revenue increase of 28.5% for 2014 compared to 2013. The increase in cost of revenue was due to raw material and production cost increases of $5.8 million to support increased sales volumes, equipment and facility-related cost increases of $3.5 million and an increase in direct labor headcount resulting in personnel and related cost increases of $10.5 million.

Gross Profit and Gross Margin. Gross profit increased from $101.7 million, or 62.4% of revenues, in 2013 to $128.4 million, or 61.3% of revenues, in 2014 primarily due to increasing revenue growth as noted above. Gross margin decreased primarily as a result of our Fineline product line having a lower gross margin than our legacy Firstcut and Protomold product lines and the cost of increased capacity, which has not been fully leveraged.

Operating Expenses, Other Income, Net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expense increased $6.8 million, or 30.2%, for 2014 compared to 2013 due to an increase in headcount resulting in personnel and related cost increases of $4.9 million and marketing program cost increases of $1.9 million. The increase in marketing program costs is the result of our focus and concentration on funding those programs which have proven to be the most effective in growing our business.

Research and Development. Our research and development expense increased $4.7 million, or 40.0%, for 2014 compared to 2013 due to an increase in headcount resulting in personnel and related cost increases of $4.0 million and other operating cost increases of $0.7 million.

General and Administrative. Our general and administrative expense increased $6.0 million, or 36.9%, for 2014 compared to 2013 due to an increase in headcount resulting in personnel and related cost increases of $2.1 million, facility and administrative cost increases of $1.4 million, professional service cost increases of $1.3 million for outside legal and accounting services, stock-based compensation cost increases of $0.7 million and intangible amortization expenses of $0.5 million.

Other Income, Net. Other income, net decreased $0.3 million for 2014 compared with 2013 due to $0.4 million in unfavorable changes in foreign currency rates partially offset by $0.1 million increase in interest income.

Provision for Income Taxes. Our income tax provision increased $2.6 million for 2014 compared to 2013 due an increase of taxable income. Our effective tax rate decreased marginally to 31.2% in 2014 from 31.6% in 2013 due primarily to the mix of revenue earned in domestic and foreign tax jurisdictions and deductions for which we qualify in the current year.

Comparison of Years Ended December 31, 2013 and 2012

Revenue

Revenue and the related changes for 2013 and 2012 were as follows:

	Year Ended December 31,
	2013		2012		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue
Protomold	$115,069	70.5%	$90,371	71.7%	$24,698	27.3%
Firstcut	48,043	29.5	35,620	28.3	12,423	34.9
Total revenue	$163,112	100.0%	$125,991	100.0%	$37,121	29.5%

Revenue by geographic region, based on the billing location of the end customer, is summarized as follows:

	Year Ended December 31,
	2013		2012		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue
United States	$119,870	73.5%	$94,866	75.3%	$25,004	26.4%
International	43,242	26.5	31,125	24.7	12,117	38.9
Total revenue	$163,112	100.0%	$125,991	100.0%	$37,121	29.5%

Our revenue increased $37.1 million, or 29.5%, for 2013 compared to 2012. By geographic region, this revenue growth was driven by a 26.4% increase in United States revenue and a 38.9% increase in international revenue. By product line, this revenue growth was driven by a 27.3% increase in Protomold revenue and a 34.9% increase in Firstcut revenue, in each case for 2013 compared to 2012.

Our revenue growth in 2013 was the result of increased volume and spending of the product developers and engineers we served. During 2013, we served approximately 16,120 unique product developers and engineers, an increase of 20% over 2012. Average revenue per product developer or engineer also increased 8% during 2013 as compared to 2012.

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

Research and Development. Our research and development expense increased $2.7 million, or 29.8%, for 2013 compared to 2012 due to an increase in headcount resulting in personnel and related cost increases of $2.2 million and other operating cost increases of $0.6 million, which were partially offset by a decrease in professional services of $0.1 million.

General and Administrative. Our general and administrative expense increased $2.2 million, or 15.7%, for 2013 compared to 2012 due to an increase in headcount resulting in personnel and related cost increases of $0.8 million, facility and administrative cost increases of $0.6 million and professional service cost increases of $0.8 million for outside legal and accounting services.

Other Income, Net. Other income, net increased $0.3 million for 2013 compared with 2012 due to an increase in interest income of $0.4 million partially offset by $0.1 million due to unfavorable changes in foreign currency rates.

Provision for Income Taxes. Our income tax provision increased $5.4 million for 2013 compared to 2012 due to an increase of taxable income. Our effective tax rate increased marginally to 31.6% in 2013 from 31.3% in 2012 due primarily to the mix of revenue earned in domestic and foreign tax jurisdictions and deductions for which we qualify in the current year.

Selected Quarterly Results of Operations Data

The following tables set forth selected unaudited quarterly results of operations data for 2014 and 2013 as well as the percentage that each line item represents of total revenue. This unaudited quarterly information has been prepared on the same basis as our annual audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K and includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary to present fairly the financial information for the fiscal quarters presented. The quarterly data should be read in conjunction with our selected financial data and consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. Operating results for any quarter are not necessarily indicative of results for a full-year period, and the historical results presented below are not necessarily indicative of the results to be expected in any future period.

	Three Months Ended
(in thousands, except share and per share amounts)	Dec. 31, 2014	Sep. 30, 2014	Jun. 30, 2014	Mar. 31, 2014	Dec. 31, 2013	Sep. 30, 2013	Jun. 30, 2013	Mar. 31, 2013
	(unaudited)
Consolidated Statements of Comprehensive Income Data:
Revenue	$56,069	$54,574	$52,866	$46,074	$44,042	$42,008	$39,749	$37,313
Cost of revenue	22,457	21,492	20,183	17,050	16,427	16,053	14,896	14,034
Gross profit	33,612	33,082	32,683	29,024	27,615	25,955	24,853	23,279
Operating expenses:
Marketing and sales	8,115	7,351	7,261	6,417	6,164	5,409	5,550	5,263
Research and development	4,682	4,555	3,914	3,456	3,458	3,026	2,751	2,628
General and administrative	6,152	5,733	5,534	4,703	4,119	4,118	3,923	3,994
Total operating expenses	18,949	17,639	16,709	14,576	13,741	12,553	12,224	11,885
Income from operations	14,663	15,443	15,974	14,448	13,874	13,402	12,629	11,394
Other income (expense), net	22	(56)	(66)	103	129	31	116	3
Income before income taxes	14,685	15,387	15,908	14,551	14,003	13,433	12,745	11,397
Provision for income taxes	4,492	5,003	4,952	4,449	4,496	4,561	4,134	3,110
Net income	$10,193	$10,384	$10,956	$10,102	$9,507	$8,872	$8,611	$8,287

Net income per share:
Basic	$0.39	$0.40	$0.43	$0.40	$0.37	$0.35	$0.34	$0.33
Diluted	$0.39	$0.40	$0.42	$0.39	$0.36	$0.34	$0.33	$0.32

Shares used to compute net income per share:
Basic	25,815,973	25,757,593	25,620,005	25,573,851	25,506,107	25,384,940	25,258,932	25,014,907
Diluted	26,152,891	26,200,741	26,146,848	26,091,069	26,115,866	26,002,240	25,850,247	25,645,744

	Three Months Ended
	Dec. 31, 2014	Sep. 30, 2014	Jun. 30, 2014	Mar. 31, 2014	Dec. 31, 2013	Sep. 30, 2013	Jun. 30, 2013	Mar. 31, 2013
	(unaudited)
Consolidated Statements of Comprehensive Income Data:
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue	40.1	39.4	38.2	37.0	37.3	38.2	37.5	37.6
Gross profit	59.9	60.6	61.8	63.0	62.7	61.8	62.5	62.4
Operating expenses:
Marketing and sales	14.5	13.5	13.7	13.9	14.0	12.9	13.9	14.2
Research and development	8.3	8.3	7.4	7.5	7.8	7.2	6.9	7.0
General and administrative	10.9	10.5	10.5	10.2	9.3	9.8	9.9	10.7
Total operating expenses	33.7	32.3	31.6	31.6	31.1	29.9	30.7	31.9
Income from operations	26.2	28.3	30.2	31.4	31.6	31.9	31.8	30.5
Other income (expense), net	0.0	(0.1)	(0.1)	0.2	0.3	0.1	0.3	0.0
Income before income taxes	26.2	28.2	30.1	31.6	31.9	32.0	32.1	30.5
Provision for income taxes	8.0	9.2	9.4	9.7	10.2	10.9	10.4	8.3
Net income	18.2%	19.0%	20.7%	21.9%	21.6%	21.1%	21.7%	22.2%

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(dollars in thousands)	2014	2013	2012

Net cash provided by operating activities	$57,210	$48,441	$25,675
Net cash used in investing activities	(63,499)	(58,481)	(79,617)
Net cash provided by financing activities	7,036	16,111	82,786
Effect of exchange rates on cash and cash equivalents	(457)	209	(220)
Net increase in cash and cash equivalents	$290	$6,280	$28,624

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

We had cash and cash equivalents of $43.3 million as of December 31, 2014, an increase of $0.3 million from December 31, 2013. The increase in our cash was due primarily to cash generated through operations and exercises of stock options, which were partially reduced by investment activity. We had cash and cash equivalents of $43.0 million as of December 31, 2013, an increase of $6.3 million from December 31, 2012. The increase in our cash was due primarily to cash generated through operations and exercises of stock options, which were partially reduced by investment activity. We had cash and cash equivalents of $36.8 million as of December 31, 2012, an increase of $28.6 million from December 31, 2011. The increase in our cash was due primarily to cash received from the initial public offering and follow-on offering of our common stock and generated through operations and partially reduced by investment activity

As of December 31, 2014, the amount of cash and cash equivalents held by foreign subsidiaries was $10.1 million. If these funds are needed for our domestic operations, we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We believe that our existing cash and cash equivalents together with cash generated from operations will be sufficient to meet our working capital expenditure requirements for at least the next 12 months.

Cash Flows from Operating Activities

Cash flow from operating activities during 2014 primarily consisted of net income of $41.6 million, adjusted for certain non-cash items, including depreciation and amortization of $11.1 million and stock-based compensation expense of $4.8 million, partially offset by excess tax benefit from stock-based compensation expense of $4.5 million. The cash flow from operating activities during 2014 compared to 2013 increased $8.8 million due to increases in net income of $6.4 million, depreciation and amortization of $3.5 million, stock-based compensation expense of $1.3 million and a decrease in excess tax benefit from stock-based compensation of $5.4 million, which were partially offset by decreases in deferred taxes of $2.3 million and changes in operating assets and liabilities of $5.5 million.

Cash flow from operating activities during 2013 primarily consisted of net income of $35.3 million, adjusted for certain non-cash items, including depreciation and amortization of $7.6 million and stock-based compensation expense of $3.5 million, partially offset by excess tax benefit from stock-based compensation expense of $9.9 million. The cash flow from operating activities during 2013 compared to 2012 increased $22.8 million due to increases in net income of $11.3 million, changes in operating assets and liabilities of $11.2 million, depreciation and amortization of $1.5 million, amortization of held-to-maturity securities of $1.1 million, deferred taxes of $1.0 million and stock-based compensation expense of $0.4 million, which were partially offset by an increase in excess tax benefit from stock-based compensation of $3.7 million.

Cash flow from operating activities during 2012 primarily consisted of net income of $24.0 million, adjusted for certain non-cash items, including depreciation and amortization of $6.1 million and stock-based compensation expense of $3.0 million, partially offset by excess tax benefit from stock-based compensation expense of $6.2 million and changes in operating assets and liabilities of $1.2 million.

Cash Flows from Investing Activities

Cash used in investing activities was $63.5 million for the year ended December 31, 2014, consisting of $43.5 million for purchases of property and equipment primarily to expand our production capacity, $33.9 million for payments on business acquisitions and $60.2 million for purchases of marketable securities, which were partially offset by $74.1 million in proceeds from maturities and call redemption of marketable securities.

Cash used in investing activities was $58.5 million for the year ended December 31, 2013, consisting of $18.8 million for purchases of property and equipment primarily to expand our production capacity and $106.3 million for purchases of marketable securities, which were partially offset by $66.6 million in proceeds from maturities and call redemption of marketable securities.

Cash used in investing activities was $79.6 million for the year ended December 31, 2012, consisting of $17.4 million for purchases of property and equipment primarily to expand our production capacity and $84.6 million for purchases of marketable securities, which were partially offset by $22.4 million in proceeds from maturities and call redemption of marketable securities.

Cash Flows from Financing Activities

Cash provided by financing activities was $7.0 million for the year ended December 31, 2014, consisting of excess tax benefit on stock-based compensation of $4.5 million and $4.8 million in proceeds from exercises of stock options, partially offset by $1.1 million for payments of debt and $1.2 million for payments of acquisition-related contingent consideration.

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

Our future capital requirements will depend on many factors, including the following:

•	the revenue generated by Protomold, Firstcut and Fineline product lines;

•	costs of operations, including costs relating to expansion and growth;

•	the emergence of competing or complementary technological developments;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual product rights, or participating in litigation-related activities; and

•	the acquisition of businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

Our annual capital expenditures generally have varied between approximately 8% and 19% of annual revenue. We believe future capital expenditures, excluding any expenditures for buildings we might purchase for our operations, are likely to vary between approximately 8% and 12% of annual revenue.

Contractual Obligations

As of December 31, 2014, our contractual obligations and the effect such obligations are expected to have on our liquidity and cash flows in future periods were as follows:

		Payment Due by Period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating leases	$4,580	$906	$1,640	$986	$1,048
Capital leases	165	154	11	-	-
Total	$5,218	$1,095	$2,310	$875	$938

The table above reflects only payment obligations that are fixed and determinable. Our commitments for operating leases relate to three of our United States facilities as well as our European sales and Japanese facilities. Our commitments for capital leases relate to equipment financing for our European operation. There have been no new material lease agreements entered into during the year ended December 31, 2014.

Financing Arrangements

The following table summarizes our financing arrangements as of December 31, 2014 and 2013:

	December 31,
(in thousands)	2014	2013

Various obligations under capital leases, with interest rates from 6.8% to 7.4%, due in various monthly installments, including interest, through various dates through January 2016, secured by equipment	$149	$363
Less current portion	139	204
Long-term obligation	$10	$159

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

Critical Accounting Policies and Use of Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenue, expenses and related disclosures. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, goodwill, other intangible assets, stock-based compensation, allowance for doubtful accounts, inventory valuation, and income taxes. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Management has discussed the development, selection and disclosure of these estimates with the audit committee of our board of directors. Our actual results may differ significantly from these estimates under different assumptions or conditions.

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

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (ASC) 605, Revenue Recognition (ASC 605), which states that revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price to the buyer is fixed or determinable, and (4) collectability is reasonably assured.

Revenue is recognized upon transfer of title and risk of loss, which is generally upon the shipment of parts in our Protomold, Firstcut and Fineline product lines.

Goodwill

We recognize goodwill in accordance with ASC 350, Intangibles - Goodwill and Other. Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment annually in the fourth quarter of each year, and is tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment charge for goodwill is recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount. As of December 31, 2014 no impairment charges for goodwill have been recognized.

Other Intangible Assets

We recognize other intangibles assets in accordance with ASC 350, Intangibles - Goodwill and Other. Other intangible assets include internally developed software, customer relationships and other intangible assets acquired from an independent party. Other intangible assets with a definite life are amortized over a period ranging from two to 10 years on a straight line basis. Other intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. As of December 31, 2014 no impairment charges for intangible assets have been recognized.

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

The fair value of each new employee and non-employee director option awarded was estimated on the date of grant for the periods below using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2014	2013	2012

Risk-free interest rate	0.43 - 2.14%	1.03 - 1.98%	0.95 - 1.16%
Expected life (years)	2.00 - 6.50	5.50 - 6.50	5.50 - 6.50
Expected volatility	47.29 - 49.30%	49.36 - 53.54%	53.00 - 53.14%
Expected dividend yield	0%	0%	0%
Weighted average grant date fair value	$32.65	$25.86	$14.79

Our Employee Stock Purchase Plan (ESPP) became effective on February 23, 2012. The ESPP allows eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15 percent of their eligible compensation, subject to plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85 percent of the lower of the fair market value of our common stock on the first trading day of the offering period or on the last trading day of the offering period.

The fair value of each offering period was estimated using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2014	2013	2012

Risk-free interest rate	0.01- 0.11%	0.11 - 0.13%	0.13 - 0.16%
Expected life (months)	6.00	6.00	6.00 - 8.50
Expected volatility	37.64 - 39.80%	39.80 - 53.32%	53.00 - 53.14%
Expected dividend yield	0%	0%	0%

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

We recognize stock-based compensation expense on a straight-line basis over the requisite service period. We recorded stock-based compensation expense of $4.8 million, $3.5 million and $3.0 million during the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, we had $7.5 million of unrecognized stock-based compensation costs related to unvested stock options, net of estimated forfeitures, that are expected to be recognized over a weighted average period of 3.1 years. We issued options to purchase 116,050, 187,615 and 259,800 shares of our common stock in 2014, 2013 and 2012, respectively. In addition, employees purchased 25,393, 30,690 and 86,419 shares of common stock under the ESPP at an average exercise price of $52.22, $36.74 and $13.60 during 2014, 2013 and 2012, respectively.

In future periods, our stock-based compensation expense is expected to increase due to the issuance of additional stock-based awards to continue to attract and retain employees and non-employee directors and our existing unrecognized stock-based compensation.

Allowance for Doubtful Accounts

We carry our accounts receivable at the invoiced amount less an allowance for doubtful accounts. On a periodic basis, we evaluate our accounts receivable and establish an allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions taking into account the history of write-offs and collections. A receivable is considered past due if payment has not been received within the period agreed upon in the invoice. Accounts receivable are written off after all collection efforts have been exhausted. To date, we have not incurred any write-offs of accounts receivable significantly different than the amounts reserved. We believe appropriate reserves have been established, but they may not be indicative of future write-offs. Our allowance for doubtful accounts as of December 31, 2014 and 2013 was $0.2 million and $0.1 million, respectively. Our allowance for doubtful accounts has increased due increased sales growth.

The following table summarizes changes to the allowance for doubtful accounts for the years ended December 31, 2014 and 2013:

(in thousands)	Balance at Beginning of Period	Charged to Expenses	Write-offs	Balance at End of Period

Year ended December 31, 2014	$90	$284	$176	$198
Year ended December 31, 2013	$154	$42	$106	$90

Inventory Valuation and Inventory Reserves

Inventory consists primarily of raw materials, which are recorded at the lower of cost or market, using the average- cost method, which approximates first-in, first-out, or FIFO, cost. We periodically review our inventory for slow-moving, damaged and discontinued items and provide reserves to reduce such items identified to their recoverable amounts. Our inventory allowance for obsolescence as of December 31, 2014 and 2013 was $0.2 million and $0.1 million, respectively.

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes (ASC 740). Under this method, we determine tax assets and liabilities based upon the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities and equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax basis of assets or liabilities and their reported amounts in the financial statements. Because we assume that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, giving rise to a deferred tax asset or liability. We establish a valuation allowance for any portion of our deferred tax assets that we believe will not be recognized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, ASC 740 provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Including interest and penalties, we have established a liability for uncertain tax positions of $1.4 million as of December 31, 2014.

Recent Accounting Pronouncements

         In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue from the transfer of goods or services to customers in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. The Company is required to adopt the new pronouncement on January 1, 2017 using one of two retrospective application methods. The Company is evaluating the application method and the impact of this new standard on our financial statements.

        In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. The Company is required to adopt the new pronouncement on January 1, 2017, with early adoption permitted. We believe the impact of ASU 2014-15 will not affect the Company.

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

Foreign Currency Risk

As a result of our foreign operations, we have revenue and expenses, assets and liabilities that are denominated in foreign currencies. We generate revenue in the British Pound, Euro and Yen. Our production costs are incurred in the British Pound and Yen. A number of our employees are located in Europe and Japan. Therefore, a portion of our payrolls and operating expenses are incurred and paid in the British Pound, Euro and Yen. Our operating results and cash flows are adversely impacted when the United States dollar appreciates relative to other foreign currencies. Additionally, our operating results and cash flows are adversely impacted when the British Pound appreciates relative to the Euro. As we expand internationally, our results of operations and cash flows will become increasingly subject to changes in foreign exchange rates. We have not used any forward contracts or currency borrowings to hedge our exposure to foreign currency exchange risk. Foreign currency risk can be quantified by estimating the change in cash flows resulting from a hypothetical 10% adverse change in foreign exhange rates. We believe such a change would not have a material impact on our results of operations.

Item 8. Financial Statements and Supplementary Data

Proto Labs, Inc.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders Proto Labs, Inc.

We have audited the accompanying consolidated balance sheets of Proto Labs, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Proto Labs, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Proto Labs, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2015, expressed an unqualified opinion thereon.

                                                                                                                                                                     /s/ Ernst & Young LLP

Minneapolis, Minnesota

February 27, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders Proto Labs, Inc.

We have audited Proto Labs, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Proto Labs, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include certain elements of the internal controls of FineLine Prototyping, Inc., the results of which are included in the 2014 consolidated financial statements of Proto Labs, Inc. and constituted approximately 3% of total assets as of December 31, 2014, and 5% of total revenues for the year then ended. Our audit of internal control over financial reporting of Proto Labs, Inc. also did not include an evaluation of the internal control over financial reporting of FineLine Prototyping, Inc.

In our opinion, Proto Labs, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, shareholders’ equity (deficit), and cash flows for the three years in the period ended December 31, 2014, and our report dated February 27, 2015, expressed an unqualified opinion thereon.

                                                                                                                                                                      /s/ Ernst & Young LLP

Minneapolis, Minnesota

February 27, 2015

Proto Labs, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2014	2013

Assets
Current assets
Cash and cash equivalents	$43,329	$43,039
Short-term marketable securities	30,706	36,339
Accounts receivable, net of allowance for doubtful accounts of $198 and $90 as of December 31, 2014 and December 31, 2013, respectively	24,226	18,320
Inventory	6,194	5,166
Prepaid expenses and other current assets	3,406	3,569
Income taxes receivable	-	2,907
Deferred tax assets	483	455
Total current assets	108,344	109,795
Property and equipment, net	91,626	56,101
Goodwill	28,916	-
Other intangible assets, net	4,083	-
Long-term marketable securities	54,318	64,023
Other long-term assets	227	256
Total assets	$287,514	$230,175

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$7,882	$6,455
Accrued compensation	6,067	6,196
Accrued liabilities and other	2,718	808
Income taxes payable	1,953	-
Current portion of long-term debt obligations	139	204
Total current liabilities	18,759	13,663
Long-term deferred tax liabilities	1,846	3,682
Long-term debt obligations	10	159
Other long-term liabilities	1,360	1,028
Total liabilities	21,975	18,532

Shareholders' equity
Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding 0 shares as of December 31, 2014 and December 31, 2013, respectively	-	-
Common stock, $0.001 par value, authorized 150,000,000 shares; issued and outstanding 25,838,110 and 25,546,107 shares as of December 31, 2014 and December 31, 2013, respectively	26	26
Additional paid in capital	180,960	166,861
Retained earnings	87,482	45,847
Accumulated other comprehensive loss	(2,929)	(1,091)
Total shareholders' equity	265,539	211,643
Total liabilities and shareholders' equity	$287,514	$230,175

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2014	2013	2012

Statements of Operations:
Revenue	$209,583	$163,112	$125,991
Cost of revenue	81,182	61,410	49,853
Gross profit	128,401	101,702	76,138
Operating expenses
Marketing and sales	29,144	22,386	18,098
Research and development	16,607	11,863	9,137
General and administrative	22,122	16,154	13,957
Total operating expenses	67,873	50,403	41,192
Income from operations	60,528	51,299	34,946
Other income, net	3	279	23
Income before income taxes	60,531	51,578	34,969
Provision for income taxes	18,896	16,301	10,944
Net income	$41,635	$35,277	$24,025

Net income per share:
Basic	$1.62	$1.40	$1.03
Diluted	$1.60	$1.36	$0.98

Shares used to compute net income per share:
Basic	25,692,699	25,198,556	23,373,593
Diluted	26,100,320	25,859,741	24,443,665

Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustments	$(1,838)	$(163)	$(190)
Comprehensive income	$39,797	$35,114	$23,835

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.

Consolidated Statements of Shareholders' Equity (Deficit)

(In thousands, except share and per share amounts)

	Common Stock
			Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings (Deficit)	Income (Loss)	Total

Balance at January 1, 2012	9,706,270	$10	$8,229	$(27,744)	$(738)	$(20,243)
Common shares issued upon initial public offering	4,945,000	5	71,525	-	-	71,530
Common shares issued upon follow-on offering	100,000	-	2,451	-	-	2,451
Common shares issued upon conversion of redeemable convertible preferred stock	5,991,790	6	66,069	-	-	66,075
Common shares issued upon conversion of redeemable common stock	3,189,648	3	816	-	-	819
Common shares issued on exercise of options and other	870,932	1	2,974	-	-	2,975
Excess tax benefit from stock option exercises	-	-	6,218	-	-	6,218
Preferred stock dividends	-	-	(14,289)	14,289	-	-
Stock-based compensation expense	-	-	3,039	-	-	3,039
Net income	-	-	-	24,025	-	24,025
Other comprehensive income (loss)
Foreign currency translation adjustment	-	-	-	-	(190)	(190)
Comprehensive income						23,835
Balance at December 31, 2012	24,803,640	25	147,032	10,570	(928)	156,699
Common shares issued on exercise of options and other	742,467	1	6,495	-	-	6,496
Excess tax benefit from stock option exercises	-	-	9,873	-	-	9,873
Stock-based compensation expense	-	-	3,461	-	-	3,461
Net income	-	-	-	35,277	-	35,277
Other comprehensive income (loss)
Foreign currency translation adjustment	-	-	-	-	(163)	(163)
Comprehensive income						35,114
Balance at December 31, 2013	25,546,107	26	166,861	45,847	(1,091)	211,643
Common shares issued on exercise of options and other	292,003	-	4,820	-	-	4,820
Excess tax benefit from stock option exercises	-	-	4,470	-	-	4,470
Stock-based compensation expense	-	-	4,809	-	-	4,809
Net income	-	-	-	41,635	-	41,635
Other comprehensive income (loss)
Foreign currency translation adjustment	-	-	-	-	(1,838)	(1,838)
Comprehensive income						39,797
Balance at December 31, 2014	25,838,110	$26	$180,960	$87,482	$(2,929)	$265,539

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2014	2013	2012

Operating activities
Net income	$41,635	$35,277	$24,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,138	7,569	6,080
Stock-based compensation expense	4,809	3,461	3,039
Deferred taxes	(1,875)	467	(583)
Excess tax benefit from stock-based compensation	(4,470)	(9,873)	(6,218)
Loss on disposal of property and equipment	-	110	154
Amortization of held-to-maturity securities	1,517	1,468	369
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,304)	(2,470)	(4,372)
Inventories	(896)	(579)	(829)
Prepaid expenses and other	107	1,630	(1,887)
Income taxes	9,373	8,845	4,314
Accounts payable	1,435	1,651	306
Accrued liabilities and other	(259)	885	1,277
Net cash provided by operating activities	57,210	48,441	25,675

Investing activities
Purchases of property and equipment	(43,507)	(18,753)	(17,397)
Cash used for acquisitions	(33,864)	-	-
Purchases of marketable securities	(60,186)	(106,298)	(84,588)
Proceeds from maturities of marketable securities	74,058	66,570	22,368
Net cash used in investing activities	(63,499)	(58,481)	(79,617)

Financing activities
Proceeds from initial public offering, net of offering costs	-	-	71,530
Proceeds from follow-on offering, net of offering costs	-	-	2,451
Payments on debt	(1,054)	(258)	(388)
Acquisition-related contingent consideration	(1,200)	-	-
Proceeds from exercises of stock options and other	4,820	6,496	2,975
Excess tax benefit from stock-based compensation	4,470	9,873	6,218
Net cash provided by financing activities	7,036	16,111	82,786
Effect of exchange rate changes on cash and cash equivalents	(457)	209	(220)
Net increase in cash and cash equivalents	290	6,280	28,624
Cash and cash equivalents, beginning of period	43,039	36,759	8,135
Cash and cash equivalents, end of period	$43,329	$43,039	$36,759

Supplemental cash flow disclosure
Cash paid for interest	$19	$35	$63
Cash paid for taxes	$11,549	$6,593	$7,990

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Note 1 — Nature of Business

Organization and business

Proto Labs, Inc. and its subsidiaries (Proto Labs, the Company, we, us, or our) is an online and technology-enabled manufacturer of quick-turn, on-demand additive manufactured (3D printed), computer numerical control (CNC) machined and injection-molded custom parts for prototyping and short-run production. The Company’s customers are product developers and engineers throughout the world who require a faster and less expensive way to obtain low volumes of parts. The Company’s proprietary technology eliminates most of the time-consuming and expensive skilled labor conventionally required to quote and manufacture parts in low volumes, and its customers conduct nearly all of their business with the Company over the Internet. The Company targets its product lines to the millions of product developers and engineers who use three-dimensional (3D) computer-aided design (CAD) software to design products across a diverse range of end-markets. The Company has established operations in the United States, Europe and Japan, which the Company believes are among the largest geographic markets where these product developers and engineers are located. The Company’s primary manufacturing product lines currently include Fineline, which is an additive manufacturing (3D printing) product line, Firstcut, which is a CNC machining product line, and Protomold, which is an injection molding product line. Proto Labs, Inc. is located in Maple Plain, Minnesota. The Company’s subsidiaries, Proto Labs Limited, Proto Labs G.K. and PL Euro Services, Ltd. are located in Telford, United Kingdom; Yamato-Shi, Kanagawa, Japan; Mosbach, Germany; Le Bourget du Lac, France; and Novara, Italy.

Note 2 — Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Proto Labs Limited, Proto Labs G.K., and PL Euro Services, Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Stock split

On February 21, 2012, the Company executed a 14-for-1 forward stock split of the Company’s common stock. The consolidated financial statements for all periods and dates presented give effect to the stock split.

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

Cash and cash equivalents

Cash and cash equivalents include cash and other investments, including marketable securities, with maturities of three months or less at the date of purchase. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses on such accounts.

Marketable securities

Marketable securities include held-to-maturity debt securities recorded at amortized cost. The classification of marketable securities as current or non-current is dependent upon the security’s maturity date. Securities with maturities of three months or less at the time of purchase are categorized as cash equivalents as described above. The Company reviews impairments associated with its marketable securities in accordance with the measurement guidance provided by Accounting Standards Codification (ASC) 320, Investments – Debt and Equity Securities, when determining the classification of impairment as “temporary” or “other-than-temporary.” The factors used to differentiate between temporary and other-than-temporary include assessment of the quality of the security, credit ratings actions and management’s intent to hold the security to maturity as well as other factors.

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

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Goodwill

The Company recognizes goodwill in accordance with ASC 350, Intangibles - Goodwill and Other. Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment annually in the fourth quarter of each year, and is tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment charge for goodwill is recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount.

Other Intangible Assets

The Company recognizes other intangibles assets in accordance with ASC 350, Intangibles - Goodwill and Other. Other intangible assets include internally developed software, customer relationships and other intangible assets acquired from an independent party. Other intangible assets with a definite life are amortized over a period ranging from two to 10 years on a straight line basis. Other intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss recorded is calculated by the excess of the asset’s carrying value over its fair value.

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

Revenue recognition

The Company recognizes revenue when it is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Revenue is recognized upon transfer of title and risk of loss, which is generally upon the shipment of parts in our Fineline, Firstcut and Protomold product lines. Freight billed to customers is included in revenues, and all freight expenses paid by the Company are included in cost of revenue.

Income taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (ASC 740). Under this method, the Company determines tax assets and liabilities based upon the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities and equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax basis of assets or liabilities and their reported amounts in the financial statements. Because the Company assumes that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, giving rise to a deferred tax asset or liability. The Company establishes a valuation allowance for any portion of its deferred tax assets that the Company believes will not be recognized.

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

Proto Labs, Inc.

Notes to Consolidated Financial Statements

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

Advertising costs

Advertising is expensed as incurred and was approximately $8.5 million, $6.8 million and $5.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Research and development

Research and development expenses consist primarily of personnel and outside service costs related to the development of new processes and product lines, enhancement of existing product lines, quality assurance, and testing. The Company follows ASC 350-40, Internal-Use Software (ASC 350-40), in accounting for internally developed software. As of December 31, 2014, 2013 and 2012, all internal use software projects were in the post-implementation/operation stage and therefore, no software development costs were capitalized. Research and development costs were approximately $16.6 million, $11.9 million and $9.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Foreign currency translation/transactions

The Company translated the balance sheets of its foreign subsidiaries, Proto Labs Limited, Proto Labs G.K. and PL Euro Services, Ltd. at period-end exchange rates and the income statement at the average exchange rates in effect throughout the period. The Company has recorded the translation adjustment as a separate component of consolidated shareholders’ equity (deficit). Foreign currency transaction gains and losses are recognized in the consolidated statements of comprehensive income.

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

        In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. The Company is required to adopt the new pronouncement on January 1, 2017, with early adoption permitted. We believe the impact of ASU 2014-15 will not affect the Company.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

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

The following table presents the calculation of net income per basic and diluted share attributable to common shareholders:

	Year Ended December 31,
(in thousands, except share and per share amounts)	2014	2013	2012

Net Income	$41,635	$35,277	$24,025

Basic - weighted-average shares outstanding:	25,692,699	25,198,556	23,373,593
Effect of dilutive securities:
Employee stock options, warrants and other	407,621	661,185	1,070,072
Diluted - weighted-average shares outstanding:	26,100,320	25,859,741	24,443,665
Net income per share attributable to common shareholders:
Basic	$1.62	$1.40	$1.03
Diluted	$1.60	$1.36	$0.98

Note 4 – Business Combinations

On April 23, 2014, the Company acquired 100% of the outstanding shares of FineLine Prototyping, Inc. (FineLine) for $33.9 million net cash consideration, which was funded with cash available in the United States and the sale of $15.5 million of held-to-maturity securities. The shares of FineLine acquired through the Stock Purchase Agreement (the Agreement) were purchased in a private transaction exempt from registration under the Securities Act of 1933 and the operations of FineLine will be integrated into the operations of the Company. Under the terms of the Agreement, the Company is obligated to make additional cash payments totaling up to $3.0 million, contingent upon both the achievement of 2014 revenue goals and certain milestones relating to the integration of FineLine’s operations with the Company. As of December 31, 2014, the Company had made payments of $1.2 million related to the attainment of milestones and as of December 31, 2014, the contingent consideration balance totaled $1.8 million, which is classified under Accrued Liabilities and Other on the Consolidated Balance Sheet.

FineLine is based in Raleigh, North Carolina and is a leading producer of parts using additive manufacturing technologies, often times referred to as 3D printing. FineLine produces high-quality parts using stereolithography (SLA), selective laser sintering (SLS) and direct metal laser sintering (DMLS) technologies to customers in a wide variety of industries, including medical, aerospace, computer/electronics, consumer products and industrial machinery, among others. Along with Protomold and Firstcut, the Company offers these technologies to its customers under the Fineline product name.

Consistent with the provisions of ASC 805, Business Combinations (ASC 805), the Company accrued the contingent payment on the date of acquisition after determining its fair value of $3.0 million in arriving at $36.9 million of total consideration, net of cash acquired. The fair value of the contingent consideration was determined using Level 3 inputs based on the present value of various payment scenarios, weighted on the basis of probability. The contingent payment continues to be remeasured to fair value at each reporting period with changes in fair value reflected in the Consolidated Statements of Comprehensive Income.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed based on their estimated fair values as of the acquisition date, with any excess recorded as goodwill. The goodwill associated with the acquisition is deductible for tax purposes and represents the strategic and growth opportunities from strengthening the Company’s portfolio of rapid prototyping product offerings. The addition of additive manufacturing expands Proto Labs’ products to address a wider spectrum of needs for the product developer and engineer. From concept models, to form and fit testing, to functional testing and short-run production, the acquisition of FineLine allows the Company to offer a broader range of quick-turn, on-demand custom parts with speed, reliability and consistency.

The results of FineLine since the date of acquisition and pro forma disclosures of the consolidated results of the Company with the full year effects of FineLine have not been separately presented since the impact to the Company's results of operations was not material.

The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805. As of December 31, 2014, this allocation for FineLine is final as it relates to the valuation of certain working capital accounts, intangible assets and taxes. The final allocation of the purchase price to assets acquired and liabilities assumed is as follows:

(in thousands)
Assets acquired:
Current assets	$1,248
Intangible assets	4,580
Goodwill	28,916
Other long-term assets	3,849
Total assets acquired	38,593

Liabilities assumed:
Current liabilities	1,729
Total liabilities assumed	1,729
Net assets acquired	36,864

Cash paid	34,468
Cash acquired	(604)
Net cash consideration	33,864
Contingent consideration	3,000
Total purchase consideration	$36,864

Note 5 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2014 were as follows:

(in thousands)
Balance as of the beginning of the period	$-
Goodwill acquired during the period	28,916
Balance as of the end of the period	$28,916

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Intangible assets other than goodwill for the years ended December 31, 2014 and 2013 were as follows:

	Year Ended December 31, 2014			Year Ended December 31, 2013				Weighted Average Useful
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Useful Life (in years)	Life Remaining (in years)
Intangible assets with finite lives:
Marketing assets	$930	$(62)	$868	$-	$-	$-	10.0	9.3
Non-compete agreement	190	(63)	127	-	-	-	2.0	1.3
Trade secrets	250	(33)	217	-	-	-	5.0	4.3
Internally developed software	680	(151)	529	-	-	-	3.0	2.3
Customer relationships	2,530	(188)	2,342	-	-	-	9.0	8.3
Total intangible assets	$4,580	$(497)	$4,083	$-	$-	$-

Amortization expense for intangible assets for the year ended December 31, 2014 was $0.5 million. There was no amortization expense in the same period of the prior year.

Estimated aggregated amortization expense based on the current carrying value of the amortizable intangible assets is as follows:

(in thousands)	Estimated Amortization Expense
2015	$746
2016	682
2017	500
2018	424
2019	391
Thereafter	1,340
Total estimated amortization expense	$4,083

Proto Labs, Inc.

Notes to Consolidated Financial Statements

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

The Company’s cash equivalents measured at fair value as of December 31, 2014 and 2013, respectively, consist of money market mutual funds. The Company determines the fair value of these financial assets using Level I inputs.

A summary of financial assets measured at fair value on a recurring basis is as follows:

	December 31, 2014			December 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Financial Assets:
Cash and cash equivalents
Money market mutual fund	$6,129	$-	$-	$5,524	$-	$-
Total	$6,129	$-	$-	$5,524	$-	$-

Note 7 – Marketable Securities

The Company invests in short-term and long-term agency, municipal, corporate, commercial paper and other debt securities. The securities are categorized as held-to-maturity and are recorded at amortized cost. Categorization as held-to-maturity is based on the Company’s ability and intent to hold these securities to maturity. Information regarding the Company’s short-term and long-term marketable securities as of December 31, 2014 and 2013 is as follows:

	December 31, 2014
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government agency securities	$20,048	$-	$(71)	$19,977
Corporate debt securities	29,316	7	(79)	29,244
U.S. municipal securities	30,004	32	(18)	30,018
Certificates of deposit/time deposits	5,656	5	(15)	5,646
Total marketable securities	$85,024	$44	$(183)	$84,885

Proto Labs, Inc.

Notes to Consolidated Financial Statements

	December 31, 2013
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government agency securities	$21,713	$2	$(22)	$21,693
Corporate debt securities	29,480	30	(20)	29,490
U.S. municipal securities	44,474	49	(22)	44,501
Certificates of deposit/time deposits	4,695	5	(8)	4,692
Total marketable securities	$100,362	$86	$(72)	$100,376

Fair values for the corporate debt securities are primarily determined based on quoted market prices (Level 1). Fair values for the U.S. municipal securities, U.S. government agency securities and certificates of deposit are primarily determined using dealer quotes or quoted market prices for similar securities (Level 2).

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

The December 31, 2014 balance of held-to-maturity debt securities by contractual maturity is shown in the following table at amortized cost. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

December 31,
(in thousands)	2014

Due in one year or less	$30,706
Due after one year through five years	54,318
Total marketable securities	$85,024

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Note 8 – Property and Equipment

Property and equipment consists of the following:

	December 31,
(in thousands)	2014	2013

Land	$6,825	$2,830
Buildings and improvements	29,995	13,655
Machinery and equipment	72,891	48,707
Computer hardware and software	10,738	5,957
Leasehold improvements	3,501	2,932
Construction in progress	4,004	9,196
Capital leases - machinery and equipment	1,167	1,240
Total property and equipment, gross	129,121	84,517
Accumulated depreciation and amortization	(37,495)	(28,416)
Property and equipment, net	$91,626	$56,101

Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $10.6 million, $7.6 million and $6.1 million, respectively.

Note 9 – Inventory

Inventory consists primarily of raw materials, which are recorded at the lower of cost or market using the average-cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.

The Company’s inventory consists of the following:

	December 31,
(in thousands)	2014	2013

Raw materials	$5,728	$4,875
Work in process	653	410
Total inventory	6,381	5,285
Allowance for obsolescence	(187)	(119)
Inventory, net of allowance	$6,194	$5,166

Note 10 – Financing Obligations

The Company’s debt consists of the following:

	December 31,
(in thousands)	2014	2013

Various obligations under capital leases, with interest rates from 6.8% to 7.4%, due in various monthly installments, including interest, through various dates through January 2016, secured by equipment	$149	$363
Less current portion	139	204
Long-term obligation	$10	$159

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Maturities on long-term debt obligations at December 31, 2014 are as follows:

Years Ending December 31,
(in thousands)
2015	$139
2016	10
2017	-
2018	-
2019	-
Total	$149

Note 11 – Employee Benefit Plans

The Company maintains a 401(k) retirement plan that covers most of its employees. Under the plan, a full-time or regular part-time (over 20 hours/week) employee becomes a participant after completing six months of employment. Employees may elect to contribute up to 50 percent of regular gross pay, subject to federal law limits on the dollar amount that participants may contribute to the plan, each calendar year. The Company matches part of the employee contributions and may make a discretionary contribution to the plan. Total employer contributions were approximately $0.8 million, $0.6 million and $0.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company also sponsors a defined contribution retirement plan that covers the employees of Proto Labs Limited. Total employer contributions were immaterial for each of the years ended December 31, 2014, 2013 and 2012.

Note 12 – Stock-Based Compensation

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

Employees purchased 25,393, 30,690 and 86,419 shares of common stock under the ESPP at an average exercise price of $52.22, $36.74 and $13.60 during 2014, 2013 and 2012, respectively. As of December 31, 2014, 1,357,498 shares remained available for future issuance under the ESPP.

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

Proto Labs, Inc.

Notes to Consolidated Financial Statements

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

The following table summarizes stock-based compensation expense for the years ended December 31, 2014, 2013 and 2012, respectively:

	Year Ended December 31,
(in thousands)	2014	2013	2012

Stock options and other	$4,386	$3,084	$2,539
Employee stock purchase plan	423	377	500
Total stock-based compensation expense	$4,809	$3,461	$3,039

Cost of revenue	$386	$316	$335
Operating expenses:
Marketing and sales	927	610	418
Research and development	1,048	754	486
General and administrative	2,448	1,781	1,800
Total stock-based compensation expense	$4,809	$3,461	$3,039
Income tax benefits	(1,524)	(847)	(844)
Total stock-based compensation expense, net of tax	$3,285	$2,614	$2,195

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Stock Options

The following table provides the assumptions used in the Black-Scholes option pricing model for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012

Risk-free interest rate	0.43 - 2.14%	1.03 - 1.98%	0.95 - 1.16%
Expected life (years)	2.00 - 6.50	5.50 - 6.50	5.50 - 6.50
Expected volatility	47.29 - 49.30%	49.36 - 53.54%	53.00 - 53.14%
Expected dividend yield	0%	0%	0%
Weighted average grant date fair value	$32.65	$25.86	$14.79

The following table summarizes stock option activity and the weighted average exercise price for the years ended December 31, 2014, 2013 and 2012:

		Weighted-
		Average
	Stock Options	Exercise Price

Options outstanding at January 1, 2012	2,099,300	$6.18
Granted	259,800	28.67
Exercised	(667,243)	2.41
Cancelled	(500)	30.58
Options outstanding at December 31, 2012	1,691,357	11.11
Granted	187,615	49.69
Exercised	(695,777)	7.79
Cancelled	(39,945)	23.48
Options outstanding at December 31, 2013	1,143,250	19.03
Granted	116,050	72.17
Exercised	(253,544)	13.77
Cancelled	(6,769)	26.23
Options outstanding at December 31, 2014	998,987	$26.49

Exercisable at December 31, 2014	510,668	$13.85

The outstanding options generally have a term of 10 years. For employees, options that have been granted become exercisable ratably over the vesting period, which is generally a five-year period, beginning on the first anniversary of the grant date, subject to the employee’s continuing service to the Company. For directors, options generally become exercisable in full on the first anniversary of the grant date.

The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012, was $16.3 million, $33.2 million and $19.6 million, respectively. The aggregate intrinsic value represents the cumulative difference between the fair market value of the underlying common stock and the option exercise prices.

For options outstanding at December 31, 2014, the weighted-average remaining contractual term was 6.6 years and the aggregate intrinsic value was $41.5 million. For options exercisable at December 31, 2014, the weighted-average remaining contractual term was 5.6 years and the aggregate intrinsic value was $27.2 million. Refer to the table below for additional information.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

The following table summarizes information about stock options outstanding at December 31, 2014:

			Options Outstanding, Vested and Expected to Vest			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)

$2.66	to	$5.56	130,851	3.00	$4.18	130,851	$4.18
	$7.86		371,340	5.98	7.86	253,740	7.86
$20.07	to	$30.58	193,488	7.19	28.62	79,680	28.05
$36.41	to	$47.08	130,814	8.11	45.77	25,022	45.37
$53.34	to	$78.59	172,494	8.96	66.49	21,375	54.27

The fair value of share-based payment transactions is recognized in the consolidated statements of comprehensive income. As of December 31, 2014, there was $7.5 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 3.1 years. The total fair value of options vested was $3.2 million, $2.4 million and $1.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Restricted Stock

The 2012 Plan provides for the award of restricted stock or restricted stock units. Restricted stock awards are share settled awards and restrictions lapse ratably over the vesting period, which is generally a five-year period, beginning on the first anniversary of the grant date, subject to the employee's continuing service to the Company. For directors, restricted stock awards generally vest in full on the first anniversary of the grant date.

Non-vested restricted stock as of December 31, 2014 and changes during the year ended December 31, 2014 were as follows:

		Weighted-
		Average
		Grant Date
	Restricted	Fair Value
	Stock Awards	Per Share

Nonvested restricted stock at December 31, 2013	-	$-
Granted	77,647	69.18
Vested	(798)	62.68
Forfeited	(275)	62.68
Nonvested restricted stock at December 31, 2014	76,574	$69.27

As of December 31, 2014, there was $4.2 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 3.7 years.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Employee Stock Purchase Plan

The following table presents the assumptions used to estimate the fair value of the ESPP during the years ended December 31, 2014, 2013 and 2012:

	Year ended December 31,
	2014	2013	2012

Risk-free interest rate	0.01 - 0.11%	0.11 - 0.13%	0.13 - 0.16%
Expected life (months)	6.00	6.00	6.00 - 8.50
Expected volatility	37.64 - 39.80%	39.80 - 53.32%	53.00 - 53.14%
Expected dividend yield	0%	0%	0%

Note 13 – Commitments

The Company leases property from third parties. The Company leases a portion of its U.S. facilities, and the lease terms expire between July 2017 and May 2018. The Company also leases office space in France, Germany and Italy with terms expiring at various times from 2015 to 2023. The Company leases an office and manufacturing space in Japan, and the initial term expires in November 2021. The Company has the ability to terminate this lease, with no penalty, upon six months’ notice.

In addition to those property leases described above, the Company has acquired capital equipment under capital leases.

Future minimum commitments under non-cancelable leases at December 31, 2014, are as follows:

(in thousands)	Capital Leases	Operating Leases
Years Ending December 31,
2015	$154	$906
2016	11	854
2017	-	786
2018	-	544
2019	-	442
After 2019	-	1,048
Total future minimum lease payments	165	$4,580
Less interest cost	16
Net present value of minimum lease payments	$149

Rental expense was approximately $1.0 million, $1.2 million and $1.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Note 14 – Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised entirely of foreign currency translation adjustments. The following table presents the changes in accumulated other comprehensive income balances for the years ending December 31, 2014, 2013 and 2012, respectively:

	Year Ended December 31,
(in thousands)	2014	2013	2012

Foreign currency translation adjustment, net of tax
Balance at beginning of period	$(1,091)	$(928)	$(738)
Other comprehensive loss before reclassifications	(1,838)	(163)	(190)
Amounts reclassified from accumulated other comprehensive loss	-	-	-
Net current-period other comprehensive loss	(1,838)	(163)	(190)
Balance at end of period	$(2,929)	$(1,091)	$(928)

Note 15 – Income Taxes

The Company is subject to income tax in multiple jurisdictions and the use of estimates is required to determine the provision for income taxes. For the years ended December 31, 2014, 2013 and 2012, the Company recorded an income tax provision of $18.9 million, $16.3 million and $10.9 million, respectively. The effective income tax rate for the years ended December 31, 2014, 2013 and 2012 was 31.2 percent, 31.6 percent and 31.3 percent, respectively.

The provision for income taxes is based on income before income taxes reported for financial statement purposes. The components of income before income taxes are as follows:

	Year Ended December 31,
(in thousands)	2014	2013	2012

Domestic	$51,052	$45,659	$34,653
Foreign	9,479	5,919	316
Total income before income taxes	$60,531	$51,578	$34,969

Significant components of the provision for income taxes for the following periods are as follows:

	Year Ended December 31,
(in thousands)	2014	2013	2012

Current:
Federal	$17,413	$13,934	$10,288
State	1,185	379	217
Foreign	2,149	1,762	761
Deferred
Federal	(1,821)	168	(398)
State	(17)	(39)	65
Foreign	130	(335)	(1,060)
Valuation Allowance	(143)	432	1,071
Total provision for income taxes	$18,896	$16,301	$10,944

Proto Labs, Inc.

Notes to Consolidated Financial Statements

A reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2014	2013	2012

Federal tax statutory rate	35.0%	35.0%	35.0%
State tax (net of federal benefit)	0.5	0.6	0.8
Qualified subsidiary election	0.2	(0.8)	(3.5)
Valuation allowance against deferred tax assets	(0.2)	0.8	3.5
Research and development credit	(0.8)	(1.8)	(0.4)
Foreign rate differential	(2.1)	(1.6)	(1.1)
Tax reserves	0.4	0.6	0.0
Domestic manufacturing deduction	(2.1)	(1.1)	(2.9)
Provision to return	0.0	0.2	(0.1)
Miscellaneous	0.3	(0.3)	0.0
Total effective tax rate	31.2%	31.6%	31.3%

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

Significant components of deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2014	2013

Deferred tax assets:
Accrued expenses	$378	$243
Warrants and stock options	2,152	1,434
Intangibles	319	112
Inventories	172	136
Other assets	527	217
Net operating loss	2,842	3,240
Less valuation allowance	(3,048)	(3,642)
Total deferred tax assets	3,342	1,740
Deferred tax liabilities:
Depreciation	(4,246)	(4,941)
Goodwill	(430)	-
Total deferred tax liabilities	(4,676)	(4,941)
Net deferred tax liability	$(1,334)	$(3,201)

The Company has recorded no U.S. deferred taxes related to the undistributed earnings of its non-U.S. subsidiaries as of December 31, 2014. Such amounts are intended to be reinvested outside of the United States indefinitely. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings. As of December 31, 2014, 2013 and 2012, the Company had accumulated undistributed earnings in non-U.S. subsidiaries of $20.8 million, $11.8 million and $6.4 million, respectively.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2014, the Company had estimated net operating loss carry forwards of $7.5 million for tax purposes. The net operating losses relate to Japan operations and can be carried forward for nine years but are limited to 80 percent of taxable income. The net operating losses begin to expire at various dates between 2015 and 2022. The Company's Japan operations are taxed both by local authorities and in the U.S. Accordingly, a portion of Japan’s net operating losses have been recognized as a benefit in the U.S.

The Company establishes valuation allowances for deferred tax assets when, after consideration of all positive and negative evidence, it is considered more-likely-than-not that a portion of the deferred tax assets will not be realized. The Company's valuation allowances of $3.0 million and $3.6 million at December 31, 2014 and December 31, 2013, respectively, reduce the carrying value of deferred tax assets associated with certain net operating loss carry forwards and other assets with insufficient positive evidence for recognition. The decrease in the valuation allowance is primarily attributable to fluctuations in foreign currency and the recognition of net operating losses against Japan 2014 taxable income.

The Company files a U.S. federal income tax return and income tax returns in various states and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state, or foreign income tax examinations by tax authorities for years before 2011.

The Company has liabilities related to unrecognized tax benefits totaling $1.3 million and $0.7 million at December 31, 2014 and 2013, respectively, that if recognized would result in a reduction of the Company’s effective tax rate. The liabilities are classified as other long-term liabilities in the accompanying consolidated balance sheets. The Company does not anticipate that total unrecognized tax benefits will materially change in the next twelve months. The Company recognizes interest and penalties related to income tax matters in income tax expense and reports the liability in current or long-term income taxes payable as appropriate. Interest and penalties were immaterial for each of the years ended December 31, 2014, 2013 and 2012.

During the year ended December 31, 2014, the Company decreased its prior year uncertain tax positions by $0.4 million due to the expiration of the statutes of limitations on the Company’s 2010 federal income tax return.  Also, during the year ended December 31, 2014, the Company increased its prior year and current year uncertain tax positions by $0.3 million and $0.6 million, respectively.  The increase was due to certain tax positions not meeting the more-like-than-not standard for accounting for uncertain tax positions under the Company’s current facts and circumstances. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2014	2013

Balance at beginning of period	$695	$392
Additions for tax positions of current year	632	64
Additions for tax positions of prior years	344	239
Decrease related to expiration of statutes of limitation	(376)	-
Balance at period end	$1,295	$695

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

Proto Labs, Inc.

Notes to Consolidated Financial Statements

The Company’s revenue is derived from its Protomold injection molding, Firstcut computer numerical control (CNC) machining and Fineline additive manufacturing (3D printing) product lines. Total revenue by product lines is as follows:

	Year Ended December 31,
(in thousands)	2014	2013	2012

Revenue:
Protomold	$140,282	$115,069	$90,371
Firstcut	59,914	48,043	35,620
Fineline	9,387	-	-
Total revenue	$209,583	$163,112	$125,991

Revenue from external customers based on the billing location of the end user customer and long-lived assets by geographic region are as follows:

	Year Ended December 31,
(in thousands)	2014	2013	2012

Revenue:
United States	$156,033	$119,870	$94,866
International	53,550	43,242	31,125
Total revenue	$209,583	$163,112	$125,991

	December 31,
(in thousands)	2014	2013

Long-lived assets:
United States	$76,923	$48,381
International	14,703	7,720
Total long-lived assets	$91,626	$56,101

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 framework). Based on the assessment, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting is effective. The Company’s registered public accounting firm’s attestation report on the Company’s internal control over financial reporting is provided in Part II, Item 8 of this Annual Report on Form 10-K.

Management has excluded certain elements of FineLine Prototyping, Inc. from its assessment of internal control over financial reporting as of December 31, 2014 given its acquisition date of FineLine in April, 2014. Subsequent to the acquisition, FineLine maintained the revenue, inventory and payroll systems and processing through the year ended December 31, 2014. Those elements of the acquired business’s internal controls over financial reporting that were not fully integrated into the Company’s existing internal control over financial reporting during 2014 have been excluded from management’s assessment of the effectiveness of control over financial reporting. FineLine is a wholly-owned subsidiary of the Company whose combined total assets and total revenues excluded from our assessment represent approximately 3% and 5%, respectively, of the related consolidated financial statements amounts as of the year ended December 31, 2014.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item with respect to Item 401 relating to executive officers is contained in Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant” and with respect to other information relating to our directors will be set forth in our 2015 Proxy Statement under the caption “Proposal 1 — Election of Directors,” which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

The information required by this item under Item 405 of Regulation S-K is incorporated herein by reference to the section titled “Corporate Governance — Section 16(a) Beneficial Ownership Reporting Compliance” of our 2015 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The information required by this item under Items 407 (c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference to the section titled “Corporate Governance” of our 2015 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Item 11. Executive Compensation

Information related to this item is incorporated herein by reference to the sections titled “Compensation Discussion and Analysis,” “Corporate Governance — Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” of our 2015 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information related to security ownership required by this item is incorporated herein by reference to the section titled “Security Ownership of Certain Beneficial Owners and Management” of our 2015 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. Information related to our equity compensation plans required by this item is incorporated herein by reference to the section titled “Compensation Discussion and Analysis – Information Regarding Equity-Based Compensation Plans” of our 2015 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference to the sections titled “Corporate Governance — Certain Relationships and Related Party Transactions,” and “Corporate Governance — Director Independence” of our 2015 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference to the section titled “Fees Paid to Independent Registered Public Accounting Firm” of our 2015 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Proto Labs, Inc.

Date: February 27, 2015	/s/ Victoria M. Holt
Victoria M. Holt
President and Chief Executive Officer (Principal Executive Officer)

Date: February 27, 2015	/s/ John A. Way
John A. Way
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: February 27, 2015	/s/ Victoria M. Holt
Victoria M. Holt
President and Chief Executive Officer and Director (Principal Executive Officer)

Date: February 27, 2015	/s/ John A. Way
John A Way

Chief Financial Officer

(Principal Financial and Accounting Officer)

Chairman of the Board of Directors:

Lawrence J. Lukis*

Directors:

Rainer Gawlick*

John Goodman*

Douglas W. Kohrs*

Brian K. Smith*

Sven A. Wehrwein*

*Victoria M. Holt, by signing her name hereto, does hereby sign this document on behalf of each of the above named officers and directors of the registrant pursuant to powers of attorney duly executed by such persons and filed as an exhibit hereto.

Date: February 27, 2015	/s/ Victoria M. Holt
Victoria M. Holt
President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1(1)	Third Amended and Restated Articles of Incorporation of Proto Labs, Inc.
3.2(2)	Amended and Restated By-Laws of Proto Labs, Inc.
4.1(3)	Form of certificate representing common shares of Proto Labs, Inc.
10.1(4)#	2012 Long-Term Incentive Plan, as amended as of November 12, 2014
10.2(5)#	Form of Incentive Stock Option Agreement under 2012 Long-Term Incentive Plan
10.3(6)#	Form of Non-Statutory Stock Option Agreement (Directors) under 2012 Long-Term Incentive Plan
10.4(7)#	Form of Non-Statutory Stock Option Agreement (U.S. Employees) under 2012 Long-Term Incentive Plan
10.5(8)#	Form of Non-Statutory Stock Option Agreement (U.K. Employees) under 2012 Long-Term Incentive Plan
10.6(9)#	Employee Stock Purchase Plan
10.7(10)	Stock Subscription Warrant issued to John B. Tumelty
10.8(11)#	2000 Stock Option Plan, as amended
10.9(12)#	Form of Incentive Stock Option Agreement under 2000 Stock Option Plan
10.10(13)#	Form of Non-Statutory Stock Option Agreement (Directors) under 2000 Stock Option Plan
10.11(14)#	Form of Non-Statutory Stock Option Agreement (U.S. Employees) under 2000 Stock Option Plan
10.12(15)#	Form of Non-Statutory Stock Option Agreement (U.S. Employees) under 2000 Stock Option Plan
10.13(16)#	Form of Non-Statutory Stock Option Agreement (U.K. Employees) under 2000 Stock Option Plan
10.14(17)#	Amended and Restated Credit Agreement, dated as of September 30, 2011, between Proto Labs, Inc. and Wells Fargo Bank, N.A.
10.15(18)#	Letter Agreement, dated as of September 9, 2010, between Proto Labs, Inc., and Thomas Pang
10.16(19)#	Form of U.S. Severance Agreement
10.17(20)#	Form of UK Severance Agreement
10.18(21)#	Executive Employment Agreement, dated February 6, 2014, by and between Proto Labs, Inc. and Victoria M. Holt
10.19(22)#	Form of Restricted Stock Agreement under 2012 Long-Term Incentive Plan for the initial grant to Victoria M. Holt
10.20(23)#	Form of Restricted Stock Unit Agreement under 2012 Long-Term Incentive Plan (U.S. Employees)
10.21(24)#	Form of Restricted Stock Unit Agreement under 2012 Long-Term Incentive Plan (U.K. Employees)
10.22(25)#	Form of Restricted Stock Unit Agreement under 2012 Long-Term Incentive Plan (Directors)
10.23(26)#	Severance Agreement, dated December 18, 2014, by and between Proto Labs, Inc. and John A. Way
21.1	Subsidiaries of Proto Labs, Inc.
23.1	Consent of Ernst & Young LLP
24.1	Powers of Attorney
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(2)	Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(3)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the Commission on November 13, 2014.
(5)	Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(6)	Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(7)	Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(8)	Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(9)	Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(10)	Incorporated by reference to Exhibit 99.7 to the Company’s Registration Statement on Form S-8 (File No. 333-179651), filed with the Commission on February 23, 2012.
(11)	Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(12)	Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(13)	Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(14)	Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(15)	Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(16)	Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(17)	Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on October 26, 2011.
(18)	Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(19)	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K, filed with the Commission on March 1, 2013.
(20)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed with the Commission on May 8, 2013.
(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the Commission on February 6, 2014.
(22)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed with the Commission on February 6, 2014.
(23)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the Commission on February 12, 2014.
(24)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed with the Commission on February 12, 2014.
(25)	Incorporated by reference to Exhibit 99.6 to the Company’s Registration Statement on Form S-8 (File No. 333-194272), filed with the Commission on March 3, 2014.
(26)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the Commission on December 19, 2014.

#	Indicates management contract or compensatory plan or arrangement.

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