Form 10-Q
period 2015-03-31
Proto Labs Inc
filed 2015-05-05
CIK 1443669

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

or

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,919,760 shares of Common Stock, par value $0.001 per share, were outstanding at April 30, 2015.

Proto Labs, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Proto Labs, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$52,553	$43,329
Short-term marketable securities	29,055	30,706
Accounts receivable, net of allowance for doubtful accounts of $233 and $198 as of March 31, 2015 and December 31, 2014, respectively	28,382	24,226
Inventory	6,386	6,194
Prepaid expenses and other current assets	4,377	3,406
Deferred tax assets	459	483
Total current assets	121,212	108,344
Property and equipment, net	94,028	91,626
Goodwill	28,916	28,916
Other intangible assets, net	3,896	4,083
Long-term marketable securities	55,594	54,318
Other long-term assets	226	227
Total assets	$303,872	$287,514

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$8,566	$7,882
Accrued compensation	7,865	6,067
Accrued liabilities and other	2,048	2,718
Income taxes payable	3,958	1,953
Current portion of long-term debt obligations	95	139
Total current liabilities	22,532	18,759
Long-term deferred tax liabilities	2,170	1,846
Long-term debt obligations	-	10
Other long-term liabilities	1,522	1,360
Total liabilities	26,224	21,975

Shareholders' equity
Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding 0 shares as of each of March 31, 2015 and December 31, 2014	-	-
Common stock, $0.001 par value, authorized 150,000,000 shares; issued and outstanding 25,893,815 and 25,838,110 shares as of March 31, 2015 and December 31, 2014, respectively	26	26
Additional paid-in capital	183,691	180,960
Retained earnings	97,935	87,482
Accumulated other comprehensive loss	(4,004)	(2,929)
Total shareholders' equity	277,648	265,539
Total liabilities and shareholders' equity	$303,872	$287,514

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Statements of Operations:
Revenue	$58,536	$46,074
Cost of revenue	23,282	17,050
Gross profit	35,254	29,024
Operating expenses
Marketing and sales	8,854	6,417
Research and development	4,314	3,456
General and administrative	6,245	4,703
Total operating expenses	19,413	14,576
Income from operations	15,841	14,448
Other income (expense), net	(457)	103
Income before income taxes	15,384	14,551
Provision for income taxes	4,931	4,449
Net income	$10,453	$10,102

Net income per share:
Basic	$0.40	$0.40
Diluted	$0.40	$0.39

Shares used to compute net income per share:
Basic	25,850,274	25,573,851
Diluted	26,214,204	26,091,069

Comprehensive Income (net of tax)
Comprehensive income	$9,378	$10,274

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Operating activities
Net income	$10,453	$10,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,399	2,106
Stock-based compensation expense	1,342	998
Deferred taxes	343	107
Excess tax benefit from stock-based compensation	(510)	(897)
Amortization of held-to-maturity securities	305	482
Changes in operating assets and liabilities:
Accounts receivable	(4,363)	(3,554)
Inventories	(243)	(166)
Prepaid expenses and other	(989)	(828)
Income taxes	2,729	3,951
Accounts payable	776	3,929
Accrued liabilities and other	2,175	(964)
Net cash provided by operating activities	15,417	15,266

Investing activities
Purchases of property and equipment	(6,230)	(9,892)
Purchases of marketable securities	(11,575)	(32,385)
Proceeds from sales and maturities of marketable securities	11,646	26,590
Net cash used in investing activities	(6,159)	(15,687)

Financing activities
Payments on debt	(49)	(50)
Acquisition-related contingent consideration	(1,000)	-
Proceeds from exercises of stock options and other	878	665
Excess tax benefit from stock-based compensation	510	897
Net cash provided by financing activities	339	1,512
Effect of exchange rate changes on cash and cash equivalents	(373)	71
Net increase in cash and cash equivalents	9,224	1,162
Cash and cash equivalents, beginning of period	43,329	43,039
Cash and cash equivalents, end of period	$52,553	$44,201

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

On April 23, 2014, the Company completed the acquisition of FineLine Prototyping, Inc. (FineLine). The operations of FineLine have been integrated into the operations of the Company and operating results beginning April 23, 2014 are included in the consolidated results under the Fineline product line.

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. For further information, refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission (SEC) on February 27, 2015.

The accompanying Consolidated Balance Sheet as of December 31, 2014 was derived from the audited Consolidated Financial Statements but does not include all disclosures required by U.S. GAAP for a full set of financial statements. This Form 10-Q should be read in conjunction with the Company’s Consolidated Financial Statements and Notes included in the Annual Report on Form 10-K filed on February 27, 2015 as referenced above.

Note 2 – Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue from the transfer of goods or services to customers in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. The Company is required to adopt the new pronouncement using one of two retrospective application methods.

On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is evaluating the application method and the impact of this new standard on our financial statements, but does not expect the impact to be material.

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

The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended
	March 31,
(in thousands, except share and per share amounts)	2015	2014
Net income	$10,453	$10,102

Basic - weighted-average shares outstanding:	25,850,274	25,573,851
Effect of dilutive securities:
Employee stock options and other	363,930	517,218
Diluted - weighted-average shares outstanding:	26,214,204	26,091,069
Net income per share:
Basic	$0.40	$0.40
Diluted	$0.40	$0.39

Note 4 – Goodwill and Other Intangible Assets

The changes in the carrying amount of Goodwill during the three months ended March 31, 2015 were as follows:

(in thousands)	Three Months Ended March 31, 2015
Balance as of the beginning of the period	$28,916
Goodwill acquired during the period	-
Balance as of the end of the period	$28,916

Intangible assets other than Goodwill at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015			December 31, 2014			Useful	Weighted Average Useful Life
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Life (in years)	Remaining (in years)
Intangible Assets with finite lives:
Marketing assets	$930	$(85)	$845	$930	$(62)	$868	10.0	9.1
Non-compete agreement	190	(87)	103	190	(63)	127	2.0	1.1
Trade secrets	250	(46)	204	250	(33)	217	5.0	4.1
Internally developed software	680	(208)	472	680	(151)	529	3.0	2.1
Customer relationships	2,530	(258)	2,272	2,530	(188)	2,342	9.0	8.1
Total intangible assets	$4,580	$(684)	$3,896	$4,580	$(497)	$4,083

Amortization expense for intangible assets for the three months ended March 31, 2015 was $0.2 million. There was no amortization expense in the same period of the prior year.

Estimated aggregated amortization expense based on the current carrying value of the amortizable intangible assets is as follows:

(in thousands)	Estimated Amortization Expense
Remaining 2015	$559
2016	682
2017	500
2018	424
2019	391
Thereafter	1,340
Total estimated amortization expense	$3,896

Note 5 – Fair Value Measurements

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

A summary of financial assets as of March 31, 2015 and December 31, 2014 measured at fair value on a recurring basis follows:

	March 31, 2015			December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents
Money market mutual fund	$5,096	$-	$-	$6,129	$-	$-
Total	$5,096	$-	$-	$6,129	$-	$-

Note 6 – Marketable Securities

The Company invests in short-term and long-term agency, municipal, corporate, commercial paper and other debt securities. The securities are categorized as held-to-maturity and are recorded at amortized cost. Categorization as held-to-maturity is based on the Company’s ability and intent to hold these securities to maturity. Information regarding the Company’s short-term and long-term marketable securities as of March 31, 2015 and December 31, 2014 is as follows:

	March 31, 2015
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. municipal securities	$30,198	$33	$(27)	$30,204
Corporate debt securities	26,284	20	(20)	26,284
U.S. government agency securities	20,946	18	(7)	20,957
Certificates of deposit/time deposits	5,656	12	(1)	5,667
Commercial paper	1,565	-	(2)	1,563
Total marketable securities	$84,649	$83	$(57)	$84,675

	December 31, 2014
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. municipal securities	$30,004	$32	$(18)	$30,018
Corporate debt securities	29,316	7	(79)	29,244
U.S. government agency securities	20,048	-	(71)	19,977
Certificates of deposit/time deposits	5,656	5	(15)	5,646
Total marketable securities	$85,024	$44	$(183)	$84,885

Fair values for the corporate debt securities are primarily determined based on quoted market prices (Level 1). Fair values for the U.S. municipal securities, U.S. government agency securities, certificates of deposit and commercial paper are primarily determined using dealer quotes or quoted market prices for similar securities (Level 2).

The Company tests for other-than-temporary losses on a quarterly basis and has considered the unrealized losses indicated above to be temporary in nature. The Company intends to hold the investments to maturity and recover the full principal.

Classification of marketable securities as current or non-current is based upon the security’s maturity date as of the date of these financial statements.

The March 31, 2015 balance of held-to-maturity debt securities by contractual maturity is shown in the following table at amortized cost. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

March 31,
(in thousands)	2015
Due in one year or less	$29,055
Due after one year through five years	55,594
Total marketable securities	$84,649

Note 7 – Inventory

Inventory consists primarily of raw materials, which are recorded at the lower of cost or market using the average-cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.

The Company’s inventory consists of the following:

	March 31,	December 31,
(in thousands)	2015	2014
Raw materials	$5,818	$5,728
Work in process	763	653
Total inventory	6,581	6,381
Allowance for obsolescence	(195)	(187)
Inventory, net of allowance	$6,386	$6,194

Note 8 – Stock-Based Compensation

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

Stock-Based Compensation Expense

Stock-based compensation expense was $1.3 million and $1.0 million for the three months ended March 31, 2015 and 2014, respectively.

Stock Options

A summary of stock option activity during the three months ended March 31, 2015 is as follows:

		Weighted-
		Average
	Stock Options	Exercise Price
Options outstanding at December 31, 2014	998,987	$26.49
Granted	102,290	67.15
Exercised	(51,526)	17.05
Forfeited	(24,353)	50.92
Options outstanding at March 31, 2015	1,025,398	$30.44

Exercisable at March 31, 2015	497,232	$16.87

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

The weighted-average grant date fair value of options that were granted during the three months ended March 31, 2015 was $32.52.

The following table provides the assumptions used in the Black-Scholes pricing model valuation of options during the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended March 31,
	2015	2014
Risk-free interest rate	1.77%	2.14%
Expected life (years)	6.50	6.50
Expected volatility	47.23%	49.30%
Expected dividend yield	0%	0%

As of March 31, 2015, there was $9.4 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.6 years.

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

A summary of restricted stock activity during the three months ended March 31, 2015 is as follows:

		Weighted-
		Average
		Grant Date
	Restricted	Fair Value
	Stock	Per Share
Nonvested restricted stock at December 31, 2014	76,574	$69.27
Granted	26,705	67.15
Vested	(6,901)	78.59
Forfeited	(1,858)	78.59
Nonvested restricted stock at March 31, 2015	94,520	$67.81

As of March 31, 2015, there was $5.5 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 3.9 years.

Employee Stock Purchase Plan

The following table presents the assumptions used to estimate the fair value of the ESPP during the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended March 31,
	2015	2014
Risk-free interest rate	0.08%	0.11%
Expected life (months)	6.00	6.00
Expected volatility	37.64%	39.80%
Expected dividend yield	0%	0%

Note 9 – Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised entirely of foreign currency translation adjustments. The following table presents the changes in accumulated other comprehensive income (loss) balances during the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended
	March 31,
(in thousands)	2015	2014
Foreign currency translation adjustments
Balance at beginning of period	$(2,929)	$(1,091)
Other comprehensive income (loss) before reclassifications	(1,075)	172
Amounts reclassified from accumulated other comprehensive income (loss)	-	-
Net current-period other comprehensive income (loss)	(1,075)	172
Balance at end of period	$(4,004)	$(919)

Note 10 – Income Taxes

The Company is subject to income tax in multiple jurisdictions and the use of estimates is required to determine the provision for income taxes. During the three months ended March 31, 2015 and 2014, the Company recorded an income tax provision of $4.9 million and $4.4 million, respectively. The income tax provision is based on the estimated annual effective tax rate for the year applied to pre-tax income. The effective income tax rate for the three months ended March 31, 2015 was 32.1 percent compared to 30.6 percent for the same period of the prior year.

The effective income tax rate for the three months ended March 31, 2015 differs from the U.S. federal statutory rate of 35 percent due primarily to the mix of revenue earned in domestic and foreign tax jurisdictions and deductions for which the Company qualifies.

The Company has liabilities related to unrecognized tax benefits totaling $1.5 million at March 31, 2015 and $1.3 million December 31, 2014, all of which, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and penalties related to income tax matters in income tax expense, and reports the liability in current or long-term income taxes payable as appropriate.

During the three months ended March 31, 2015, the Company increased its current year uncertain tax positions by $0.2 million. The increase was due to certain tax positions not meeting the more-likely-than-not standard for accounting for uncertain tax positions under the Company’s current facts and circumstances.

Based upon the information available as of March 31, 2015, the Company anticipates the amount of uncertain tax positions will change in the next twelve months; however, the change is not expected to be material.

Note 11 – Revenue and Geographic Information

The Company’s revenue is derived from its Protomold injection molding, Firstcut computer numerical control (CNC) machining and Fineline additive manufacturing (3D printing) product lines. Total revenue by product line is as follows:

	Three Months Ended March 31,
(in thousands)	2015	2014
Revenue:
Protomold	$37,618	$32,694
Firstcut	16,370	13,380
Fineline	4,548	-
Total revenue	$58,536	$46,074

Revenue to external customers based on the billing location of the end user customer and long-lived assets by geographic region are as follows:

	Three Months Ended March 31,
(in thousands)	2015	2014
Revenue:
United States	$44,845	$33,022
International	13,691	13,052
Total revenue	$58,536	$46,074

	March 31,	December 31,
(in thousands)	2015	2014
Long-lived assets:
United States	$78,548	$76,923
International	15,480	14,703
Total long-lived assets	$94,028	$91,626

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Our primary manufacturing product lines currently include Protomold, which is our injection molding product line, Firstcut, which is our CNC machining product line, and Fineline, which is our additive-manufactured (3D printing) product line. We continually seek to expand the range of size and geometric complexity of the parts we can make with these manufacturing processes, to extend the variety of materials we are able to support and to identify additional manufacturing processes to which we can apply our technology in order to better serve the evolving preferences and needs of product developers and engineers.

Protomold

Our Protomold product line uses our 3D CAD-to-CNC machining technology for the automated design and manufacture of thermoplastic, metal, or liquid silicone injection molds, which are then used to produce custom injection-molded parts on commercially available equipment. Our Protomold product line is used for prototype, on-demand and short-run production. Prototype quantities typically range from 25 to 100 parts. Because we retain possession of the molds, customers who need short-run production often come back to Protomold for additional quantities typically ranging up to 100,000 parts or more. They do so to support pilot production while their tooling for high-volume production is being prepared, because they need on-demand manufacturing due to disruptions in their manufacturing process, because their product will only be released in a limited quantity, or because they need end-of-life production support. These additional part orders typically occur on approximately half of the molds that we make, typically accounting for approximately half of our total Protomold revenue.

Firstcut

Our Firstcut product line uses commercially available CNC machines to cut plastic or metal bars and blocks into one or more custom parts based on the 3D CAD model uploaded by the product developer or engineer. Our efficiencies derive from the automation of the programming of these machines and a proprietary fixturing process. The Firstcut product line is well suited to produce small quantities, typically in the range of one to 200 parts.

Fineline

Our Fineline additive manufacturing product line, often referred to as 3D printing, includes stereolithography (SL), selective laser sintering (SLS) and direct metal laser sintering (DMLS) processes, which offer customers a wide-variety of high-quality, precision rapid prototyping. These processes create parts with a high level of accuracy, detail, strength and durability. The Fineline product line is well suited to produce small quantities, typically in the range of one to 50 parts.

Key Financial Measures and Trends

Revenue

The Company’s operations are comprised of three geographic business units in the United States, Europe and Japan, which we believe are three of the largest geographic markets where product developers and engineers are located. Revenue within our United States business unit is derived from our Protomold, Firstcut and Fineline product lines. Revenue within each of our Europe and Japan business units is derived from our Protomold and Firstcut product lines. Our historical and current efforts to increase revenue have been directed at gaining new customers and selling to our existing customer base by:

●	increasing marketing and selling activities;
●

offering additional product lines such as the acquisition of FineLine Prototyping, Inc. (FineLine) in April 2014, which resulted in our Fineline additive manufacturing technologies, often times referred to as 3D printing;

●	introducing our Firstcut product line in 2007;
●	expanding internationally such as the opening of our Japanese plant in 2009;
●	improving the usability of our product lines such as our web-centric applications; and
●	expanding the breadth and scope of our products, for example by adding more sizes and materials to our offerings such as liquid silicone rubber (LSR) and metal injection molding (MIM).

During the three months ended March 31, 2015, we served approximately 11,000 unique product developers and engineers, an increase of 44% over the same period in 2014. These product developers and engineers are served under all our product lines including Fineline, which was added by our purchase of FineLine Prototyping, Inc. in April of 2014.

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

We define gross profit as our revenue less our cost of revenue, and we define gross margin as gross profit expressed as a percent of revenue. Our gross profit and gross margin are affected by many factors, including our pricing, sales volume and manufacturing costs, the costs associated with increasing production capacity, the mix between sales by product line, the mix between domestic and foreign revenue sources and foreign exchange rates.

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

Our recent growth in operating expenses is mainly due to higher headcounts to support our growth and expansion, and we expect that trend to continue. Our business strategy is to continue to be a leading online and technology-enabled manufacturer of quick-turn, on-demand additive-manufactured (3D printing), CNC-machined, CNC-turned and injection-molded custom parts for prototyping and short-run production. For us to achieve our goals, we anticipate continued substantial investments in technology and personnel, resulting in increased operating expenses.

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

	Three Months Ended March 31,				Change
(dollars in thousands)	2015		2014		$	%
Revenue	$58,536	100.0%	$46,074	100.0%	$12,462	27.0%
Cost of revenue	23,282	39.8	17,050	37.0	6,232	36.6
Gross profit	35,254	60.2	29,024	63.0	6,230	21.5
Operating expenses:
Marketing and sales	8,854	15.1	6,417	13.9	2,437	38.0
Research and development	4,314	7.3	3,456	7.5	858	24.8
General and administrative	6,245	10.7	4,703	10.2	1,542	32.8
Total operating expenses	19,413	33.1	14,576	31.6	4,837	33.2
Income from operations	15,841	27.1	14,448	31.4	1,393	9.6
Other income (expense), net	(457)	(0.8)	103	0.2	(560)	*
Income before income taxes	15,384	26.3	14,551	31.6	833	5.7
Provision for income taxes	4,931	8.4	4,449	9.7	482	10.8
Net income	$10,453	17.9%	$10,102	21.9%	$351	3.5%

 * Percentage change not meaningful

Stock-based compensation expense included in the statements of operations data above is as follows:

	Three Months Ended March 31,
(dollars in thousands)	2015	2014
Stock options and restricted stock	$1,219	$912
Employee stock purchase plan	123	86
Total stock-based compensation expense	$1,342	$998

Cost of revenue	$111	$82
Operating expenses:
Marketing and sales	236	195
Research and development	294	215
General and administrative	701	506
Total stock-based compensation expense	$1,342	$998

Comparison of Three Months Ended March 31, 2015 and 2014

Revenue

Revenue by product line and the related changes for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015		2014		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Protomold	$37,618	64.3%	$32,694	71.0%	$4,924	15.1%
Firstcut	16,370	28.0	13,380	29.0	2,990	22.3
Fineline	4,548	7.7	-	-	4,548	100.0
Total revenue	$58,536	100.0%	$46,074	100.0%	$12,462	27.0%

Revenue by geographic region, based on the billing location of the end customer, for the three months ended March 31, 2015 and 2014 is summarized as follows:

	Three Months Ended March 31,
	2015		2014		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
United States	$44,845	76.6%	$33,022	71.7%	$11,823	35.8%
International	13,691	23.4	13,052	28.3	639	4.9
Total revenue	$58,536	100.0%	$46,074	100.0%	$12,462	27.0%

Our revenue increased $12.5 million, or 27.0%, for the three months ended March 31, 2015 compared to the same period in 2014. By geographic region, this revenue growth was driven by a 35.8% increase in United States revenue and a 4.9% increase in international revenue. By product line, this revenue growth was driven by a 15.1% increase in Protomold revenue and a 22.3% increase in Firstcut revenue, in each case for the three months ended March 31, 2015 compared to the same period in 2014, as well as $4.5 million in Fineline revenue related to the FineLine acquisition completed in the second quarter of 2014.

Our revenue growth during the three months ended March 31, 2015 was the result of increased volume of the product developers and engineers we served. During the three months ended March 31, 2015, we served approximately 11,000 unique product developers and engineers, an increase of 44% over the same period in 2014. Average revenue per product developer or engineer decreased 11% during the three months ended March 31, 2015 when compared to the same period in 2014.

In addition to revenue gained through the acquisition of FineLine, our revenue increases were primarily driven by increases in sales personnel and marketing activities. Our sales personnel focus on gaining new customer accounts and expanding the depth and breadth into existing customer accounts. Our marketing personnel focus on marketing activities that have proven to result in the greatest number of customer prospects to support sales activity. International revenue was negatively impacted by $1.8 million for the three months ended March 31, 2015 compared to the same period in 2014 due to the strengthening of the United States dollar relative to the British Pound and Japanese Yen, as well as the strengthening of the British Pound relative to the Euro. The effect of pricing changes on revenue was immaterial for three months ended March 31, 2015 compared to the same period in 2014.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $6.2 million, or 36.6%, for the three months ended March 31, 2015 compared to the same period in 2014, which was faster than the rate of revenue increase of 27.0% for the three months ended March 31, 2015 compared to the same period in 2014. The increase in cost of revenue was due to raw material and production cost increases of $2.0 million to support increased sales volumes, an increase in direct labor headcount resulting in personnel and related cost increases of $3.3 million and equipment and facility-related cost increases of $0.9 million.

Gross Profit and Gross Margin. Gross profit increased from $29.0 million, or 63.0% of revenues, in the three months ended March 31, 2014 to $35.3 million, or 60.2% of revenue, in the three months ended March 31, 2015 primarily due to increases in revenue offset by the cost of revenue as discussed above. Gross margin decreased primarily as a result of our Fineline product line having a lower gross margin than our legacy Firstcut and Protomold product lines and the impact of fluctuations in foreign currency exchange rates.

Operating Expenses, Other Income (Expense), net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expenses increased $2.4 million, or 38.0%, during the three months ended March 31, 2015 compared to the same period in 2014 due primarily to an increase in headcount resulting in personnel and related cost increases of $1.9 million and marketing program cost increases of $0.5 million. The increase in marketing program costs is the result of our focus and concentration on funding those programs which have proven to be the most effective in growing our business.

Research and Development. Our research and development expenses increased $0.9 million, or 24.8%, during the three months ended March 31, 2015 compared to the same period in 2014 due to an increase in headcount resulting in personnel and related cost increases of $1.2 million and operating cost increases of $0.2 million, which were partially offset by professional services cost decreases of $0.5 million.

General and Administrative. Our general and administrative expenses increased $1.5 million, or 32.8%, during the three months ended March 31, 2015 compared to the same period in 2014 due to an increase in headcount resulting in personnel and related cost increases of $1.2 million, stock-based compensation costs increases of $0.2 million and intangible amortization expenses of $0.2 million, which were partially offset by professional services cost decreases of $0.1 million.

Other Income (Expense), net. Other expense, net increased $0.6 million during the three months ended March 31, 2015 compared to the same period in 2014 due to changes in foreign currency rates.

Provision for Income Taxes. Our effective tax rate of 32.1% for the three months ended March 31, 2015 increased 1.5% when compared to 30.6% for the same period in 2014. The increase in the effective tax rate is primarily due to our foreign rate differential and an increase in tax benefit from the domestic manufacturing deduction projected for the tax year ending December 31, 2015. As a result of increased income attributable to the fluctuations described above, our income tax provision increased by $0.5 million to $4.9 million for the three months ended March 31, 2015 compared to our income tax provision of $4.4 million for the three months ended March 31, 2014.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows during the three months ended March, 2015 and 2014:

	Three Months Ended March 31,
(dollars in thousands)	2015	2014
Net cash provided by operating activities	$15,417	$15,266
Net cash used in investing activities	(6,159)	(15,687)
Net cash provided by financing activities	339	1,512
Effect of exchange rates on cash and cash equivalents	(373)	71
Net increase (decrease) in cash and cash equivalents	$9,224	$1,162

Sources of Liquidity

Historically we have financed our operations and capital expenditures primarily through cash flow from operations and, to a lesser extent, lease financing. We had cash and cash equivalents of $52.6 million as of March 31, 2015, an increase of $9.2 million from December 31, 2014. The increase in our cash was primarily due to cash generated through operations, which was partially offset by investing activity.

Cash Flows from Operating Activities

Cash flows from operating activities during the three months ended March 31, 2015 primarily consisted of net income of $10.5 million, adjusted for certain non-cash items, including depreciation and amortization of $3.4 million, stock-based compensation expense of $1.3 million, deferred taxes of $0.3 million and amortization of held-to-maturity securities of $0.3 million, which were partially offset by excess tax benefit from stock-based compensation expense of $0.5 million. The cash flow from operating activities during the three months ended March 31, 2015 was consistent when compared to the same period in 2014.

Cash flows from operating activities during the three months ended March 31, 2014 consisted of net income of $10.1 million, adjusted for certain non-cash items, including depreciation and amortization of $2.1 million, stock-based compensation expense of $1.0 million, amortization of held-to-maturity securities of $0.5 million, deferred taxes of $0.1 million and changes in operating assets and liabilities of $2.4 million, which were partially offset by excess tax benefit from stock-based compensation expense of $0.9 million.

Cash Flows from Investing Activities

Cash used in investing activities during the three months ended March 31, 2015 consisted of $6.2 million for the purchases of property and equipment. Purchases of marketable securities for the period were $11.6 million, which were offset by $11.6 million in proceeds from maturities and call redemptions of marketable securities.

Cash used in investing activities was $15.7 million during the three months ended March 31, 2014, consisting of $9.9 million for the purchases of property and equipment and $32.4 million for the purchases of marketable securities, which were partially offset by $26.6 million in proceeds from maturities, sales and call redemptions of marketable securities.

Cash Flows from Financing Activities

Cash provided by financing activities was $0.3 million during the three months ended March 31, 2015, consisting of proceeds from exercises of stock options of $0.9 million and $0.5 million in excess tax benefit on stock-based compensation, which were partially offset by $1.0 million for payments of acquisition-related contingent consideration and $0.1 million for payments of debt.

Cash provided by financing activities was $1.5 million during the three months ended March 31, 2014, consisting of excess tax benefit on stock-based compensation of $0.9 million and $0.7 million in proceeds from exercises of stock options, partially offset by $0.1 million for payments of debt.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Critical Accounting Policies and Use of Estimates

We have adopted various accounting policies to prepare the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Our significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. There were no material changes in our significant accounting policies during the three months ended March 31, 2015.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Note 2 to the consolidated financial statements appearing in Part I, Item 1 in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

As a result of our foreign operations, we have revenue, expenses, assets and liabilities that are denominated in foreign currencies. We generate revenue in British Pounds, Euro and Japanese Yen. Our production costs are incurred in British Pounds and Japanese Yen. A number of our employees are located throughout Europe and in Japan. Therefore, a portion of our payrolls and operating expenses are incurred and paid in British Pounds, Euro and Japanese Yen.

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

We have not used forward contracts or currency borrowings to hedge our exposure to foreign currency risk. Foreign currency risk can be quantified by estimating the change in results of operations or financial position resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would generally not have a material impact on our financial position, but could have a material impact on our results of operations. We recognized foreign currency losses of $0.6 million in the three months ended March 31, 2015. Foreign currency loss was immaterial in the three months ended March 31, 2014.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors we previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Proto Labs, Inc.

Date: May 5, 2015	/s/ Victoria M. Holt
Victoria M. Holt
President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2015	/s/ John A. Way
John A. Way
Chief Financial Officer
(Principal Financial Officer)