Form 10-Q
period 2015-06-30
Proto Labs Inc
filed 2015-08-06
CIK 1443669

. H

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

or

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,136,434 shares of Common Stock, par value $0.001 per share, were outstanding at July 30, 2015.

Proto Labs, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Proto Labs, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$56,324	$43,329
Short-term marketable securities	31,190	30,706
Accounts receivable, net of allowance for doubtful accounts of $150 and $198 as of June 30, 2015 and December 31, 2014, respectively	29,493	24,226
Inventory	6,828	6,194
Prepaid expenses and other current assets	3,935	3,406
Income taxes receivable	2,931	-
Deferred tax assets	464	483
Total current assets	131,165	108,344
Property and equipment, net	100,921	91,626
Goodwill	28,916	28,916
Other intangible assets, net	3,710	4,083
Long-term marketable securities	54,482	54,318
Other long-term assets	197	227
Total assets	$319,391	$287,514

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$11,334	$7,882
Accrued compensation	8,264	6,067
Accrued liabilities and other	1,779	2,718
Income taxes payable	-	1,953
Current portion of long-term debt obligations	71	139
Total current liabilities	21,448	18,759
Long-term deferred tax liabilities	2,423	1,846
Long-term debt obligations	-	10
Other long-term liabilities	1,533	1,360
Total liabilities	25,404	21,975

Shareholders' equity
Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding 0 shares as of each of June 30, 2015 and December 31, 2014	-	-
Common stock, $0.001 par value, authorized 150,000,000 shares; issued and outstanding 25,953,735 and 25,838,110 shares as of June 30, 2015 and December 31, 2014, respectively	26	26
Additional paid-in capital	187,070	180,960
Retained earnings	109,621	87,482
Accumulated other comprehensive loss	(2,730)	(2,929)
Total shareholders' equity	293,987	265,539
Total liabilities and shareholders' equity	$319,391	$287,514

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Comprehensive Income
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Statements of Operations:
Revenue	$63,969	$52,866	$122,505	$98,940
Cost of revenue	26,419	20,183	49,701	37,233
Gross profit	37,550	32,683	72,804	61,707
Operating expenses
Marketing and sales	9,502	7,261	18,356	13,678
Research and development	4,397	3,914	8,711	7,370
General and administrative	6,304	5,534	12,549	10,237
Total operating expenses	20,203	16,709	39,616	31,285
Income from operations	17,347	15,974	33,188	30,422
Other income (expense), net	(36)	(66)	(493)	37
Income before income taxes	17,311	15,908	32,695	30,459
Provision for income taxes	5,625	4,952	10,556	9,401
Net income	$11,686	$10,956	$22,139	$21,058

Net income per share:
Basic	$0.45	$0.43	$0.86	$0.82
Diluted	$0.44	$0.42	$0.84	$0.81

Shares used to compute net income per share:
Basic	25,921,111	25,620,005	25,885,888	25,597,055
Diluted	26,277,503	26,146,848	26,245,135	26,132,265

Comprehensive Income (net of tax)
Comprehensive income	$12,960	$11,488	$22,338	$21,762

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2015	2014

Operating activities
Net income	$22,139	$21,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,940	4,683
Stock-based compensation expense	2,909	2,248
Deferred taxes	620	107
Excess tax benefit from stock-based compensation	(989)	(1,623)
Amortization of held-to-maturity securities	632	854
Changes in operating assets and liabilities:
Accounts receivable	(5,219)	(5,742)
Inventories	(663)	(306)
Prepaid expenses and other	(469)	(372)
Income taxes	(3,687)	2,431
Accounts payable	3,377	5,143
Accrued liabilities and other	2,243	(2,464)
Net cash provided by operating activities	27,833	26,017

Investing activities
Purchases of property and equipment	(15,717)	(31,625)
Acquisitions, net of cash acquired	-	(33,864)
Purchases of marketable securities	(25,389)	(38,463)
Proceeds from sales and maturities of marketable securities	24,109	55,441
Net cash used in investing activities	(16,997)	(48,511)

Financing activities
Payments on debt	(77)	(954)
Acquisition-related contingent consideration	(1,000)	(400)
Proceeds from exercises of stock options and other	2,207	1,806
Excess tax benefit from stock-based compensation	989	1,623
Net cash provided by financing activities	2,119	2,075
Effect of exchange rate changes on cash and cash equivalents	40	234
Net increase (decrease) in cash and cash equivalents	12,995	(20,185)
Cash and cash equivalents, beginning of period	43,329	43,039
Cash and cash equivalents, end of period	$56,324	$22,854

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

On July 9, 2015, the FASB voted to approve a one-year deferral of the effective date of ASU 2014-09 by one year to December 15, 2017 for annual reporting periods beginning after that date. The Company is evaluating the application method and the impact of this new standard on our financial statements, but does not expect the impact to be material.

Note 3 – Net Income per Common Share

Basic net income per share is computed based on the weighted-average number of common shares outstanding. Diluted net income per share is computed based on the weighted-average number of common shares outstanding, increased by the number of additional shares that would have been outstanding had potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares. Potentially dilutive shares of common stock include stock options, restricted stock units and restricted stock awards granted under stock-based compensation plans and shares committed to be purchased under the employee stock purchase plan.

The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share amounts)	2015	2014	2015	2014
Net income	$11,686	$10,956	$22,139	$21,058

Basic - weighted-average shares outstanding:	25,921,111	25,620,005	25,885,888	25,597,055
Effect of dilutive securities:
Employee stock options and other	356,392	526,843	359,247	535,210
Diluted - weighted-average shares outstanding:	26,277,503	26,146,848	26,245,135	26,132,265
Net income per share:
Basic	$0.45	$0.43	$0.86	$0.82
Diluted	$0.44	$0.42	$0.84	$0.81

Note 4 – Goodwill and Other Intangible Assets

The changes in the carrying amount of Goodwill during the six months ended June 30, 2015 were as follows:

(in thousands)	Six Months Ended June 30, 2015
Balance as of the beginning of the period	$28,916
Goodwill acquired during the period	-
Balance as of the end of the period	$28,916

Intangible assets other than Goodwill at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015			December 31, 2014			Useful	Weighted Average
		Accumulated			Accumulated		Life	Useful Life
(in thousands)	Gross	Amortization	Net	Gross	Amortization	Net	(in years)	Remaining (in years)
Intangible Assets with finite lives:
Marketing assets	$930	$(109)	$821	$930	$(62)	$868	10.0	8.8
Non-compete agreement	190	(111)	79	190	(63)	127	2.0	0.8
Trade secrets	250	(58)	192	250	(33)	217	5.0	3.8
Internally developed software	680	(264)	416	680	(151)	529	3.0	1.8
Customer relationships	2,530	(328)	2,202	2,530	(188)	2,342	9.0	7.8
Total intangible assets	$4,580	$(870)	$3,710	$4,580	$(497)	$4,083

Amortization expense for intangible assets for the three and six months ended June 30, 2015 was $0.2 million and $0.4 million, respectively. Amortization expense for intangible assets, which were acquired in the purchase of FineLine in April 2014, was $0.1 million for each of the three and six months ended June 30, 2014.

Estimated aggregated amortization expense based on the current carrying value of the amortizable intangible assets is as follows:

(in thousands)	Estimated Amortization Expense
Remaining 2015	$373
2016	682
2017	500
2018	424
2019	391
Thereafter	1,340
Total estimated amortization expense	$3,710

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

A summary of financial assets as of June 30, 2015 and December 31, 2014 measured at fair value on a recurring basis follows:

	June 30, 2015			December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents
Money market mutual fund	$15,761	$-	$-	$6,129	$-	$-
Total	$15,761	$-	$-	$6,129	$-	$-

Note 6 – Marketable Securities

The Company invests in short-term and long-term agency, municipal, corporate, commercial paper and other debt securities. The securities are categorized as held-to-maturity and are recorded at amortized cost. Categorization as held-to-maturity is based on the Company’s ability and intent to hold these securities to maturity. Information regarding the Company’s short-term and long-term marketable securities as of June 30, 2015 and December 31, 2014 is as follows:

	June 30, 2015
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. municipal securities	$32,661	$20	$(49)	$32,632
Corporate debt securities	25,932	5	(31)	25,906
U.S. government agency securities	19,857	9	(23)	19,843
Certificates of deposit/time deposits	5,656	12	-	5,668
Commercial paper	1,566	-	(1)	1,565
Total marketable securities	$85,672	$46	$(104)	$85,614

	December 31, 2014
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. municipal securities	$30,004	$32	$(18)	$30,018
Corporate debt securities	29,316	7	(79)	29,244
U.S. government agency securities	20,048	-	(71)	19,977
Certificates of deposit/time deposits	5,656	5	(15)	5,646
Total marketable securities	$85,024	$44	$(183)	$84,885

Fair values for the corporate debt securities are primarily determined based on quoted market prices (Level 1). Fair values for the U.S. municipal securities, U.S. government agency securities, certificates of deposit and commercial paper are primarily determined using dealer quotes or quoted market prices for similar securities (Level 2).

The Company tests for other-than-temporary losses on a quarterly basis and has considered the unrealized losses indicated above, which are the result of changes in interest rates, to be temporary in nature. In reaching this conclusion, the Company considered the credit quality of the issuers of the debt securities as well as the Company's intent to hold the investments to maturity and recover the full principal.

Classification of marketable securities as current or non-current is based upon the security’s maturity date as of the date of these financial statements.

The June 30, 2015 balance of held-to-maturity debt securities by contractual maturity is shown in the following table at amortized cost. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

June 30,
(in thousands)	2015
Due in one year or less	$31,190
Due after one year through five years	54,482
Total marketable securities	$85,672

Note 7 – Inventory

Inventory consists primarily of raw materials, which are recorded at the lower of cost or market using the average-cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.

The Company’s inventory consists of the following:

	June 30,	December 31,
(in thousands)	2015	2014
Raw materials	$6,108	$5,728
Work in process	922	653
Total inventory	7,030	6,381
Allowance for obsolescence	(202)	(187)
Inventory, net of allowance	$6,828	$6,194

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

Employee Stock Purchase Plan

The Company’s 2012 Employee Stock Purchase Plan (ESPP) allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15 percent of their eligible compensation, subject to plan limitations. The ESPP provides for six-month offering periods ending May 15 and November 15, respectively. At the end of each offering period, employees are able to purchase shares at 85 percent of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period.

Stock-Based Compensation Expense

Stock-based compensation expense was $1.6 million and $1.2 million for the three months ended June 30, 2015 and 2014, respectively, and $2.9 million and $2.2 million for the six months ended June 30, 2015 and 2014, respectively.

Stock Options

A summary of stock option activity during the six months ended June 30, 2015 is as follows:

		Weighted-
		Average
	Stock Options	Exercise Price
Options outstanding at December 31, 2014	998,987	$26.49
Granted	110,335	67.36
Exercised	(86,656)	15.72
Forfeited	(25,713)	52.39
Options outstanding at June 30, 2015	996,953	$31.28

Exercisable at June 30, 2015	515,568	$19.12

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

The weighted-average grant date fair value of options that were granted during the six months ended June 30, 2015 was $32.42.

The following table provides the assumptions used in the Black-Scholes pricing model valuation of options during the six months ended June 30, 2015 and 2014, respectively:

	Six Months Ended June 30,
	2015			2014
Risk-free interest rate	1.69	-	1.77%	0.43	-	2.14%
Expected life (years)	5.50	-	6.50	2.00	-	6.50
Expected volatility	46.80	-	47.23%	48.87	-	49.30%
Expected dividend yield		0%			0%

As of June 30, 2015, there was $8.8 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.3 years.

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

A summary of restricted stock activity during the six months ended June 30, 2015 is as follows:

		Weighted-
		Average
		Grant Date
	Restricted	Fair Value
	Stock	Per Share
Nonvested restricted stock at December 31, 2014	76,574	$69.27
Granted	68,580	68.89
Vested	(16,161)	69.47
Forfeited	(1,858)	78.59
Nonvested restricted stock at June 30, 2015	127,135	$68.90

As of June 30, 2015, there was $7.9 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 4.1 years.

Employee Stock Purchase Plan

The following table presents the assumptions used to estimate the fair value of the ESPP during the six months ended June 30, 2015 and 2014, respectively:

	Six Months Ended June 30,
	2015			2014
Risk-free interest rate	0.08	-	0.10%	0.01	-	0.11%
Expected life (months)		6.00			6.00
Expected volatility	33.68	-	37.64%	39.16	-	39.80%
Expected dividend yield		0%			0%

Note 9 – Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised entirely of foreign currency translation adjustments. The following table presents the changes in accumulated other comprehensive income (loss) balances during the three and six months ended June 30, 2015 and 2014, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Foreign currency translation adjustments
Balance at beginning of period	$(4,004)	$(919)	$(2,929)	$(1,091)
Other comprehensive income before reclassifications	1,274	532	199	704
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-	-
Net current-period other comprehensive income	1,274	532	199	704
Balance at end of period	$(2,730)	$(387)	$(2,730)	$(387)

Note 10 – Income Taxes

The Company is subject to income tax in multiple jurisdictions and the use of estimates is required to determine the provision for income taxes. For the three months ended June 30, 2015 and 2014, the Company recorded an income tax provision of $5.6 million and $5.0 million, respectively. For the six months ended June 30, 2015 and 2014, the Company recorded an income tax provision of $10.6 million and $9.4 million, respectively. The income tax provision is based on the estimated annual effective tax rate for the year applied to pre-tax income. The effective income tax rate for the three months ended June 30, 2015 was 32.5 percent compared with 31.1 percent in the same period of the prior year. The effective income tax rate for the six months ended June 30, 2015 was 32.3 percent compared with 30.9 percent in the same period of the prior year.

The effective income tax rate for the three and six months ended June 30, 2015 differs from the U.S. federal statutory rate of 35 percent due primarily to the mix of income earned in domestic and foreign tax jurisdictions and deductions for which the Company qualifies.

The Company had liabilities related to unrecognized tax benefits totaling $1.5 million at June 30, 2015 and $1.3 million at December 31, 2014, all of which, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and penalties related to income tax matters in income tax expense, and reports the liability in current or long-term income taxes payable as appropriate.

During the six months ended June 30, 2015, the Company increased its current year uncertain tax positions by $0.2 million. The increase was due to certain tax positions not meeting the more-likely-than-not standard for accounting for uncertain tax positions under the Company’s current facts and circumstances.

Based upon the information available as of June 30, 2015, the Company anticipates the amount of uncertain tax positions will change in the next twelve months; however, the change is not expected to be material.

Note 11 – Revenue and Geographic Information

The Company’s revenue is derived from its Protomold injection molding, Firstcut computer numerical control (CNC) machining and Fineline additive manufacturing (3D printing) product lines. Total revenue by product line is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Revenue:
Protomold	$39,932	$36,255	$77,550	$68,949
Firstcut	18,585	14,478	34,955	27,858
Fineline	5,452	2,133	10,000	2,133
Total revenue	$63,969	$52,866	$122,505	$98,940

Revenue to external customers based on the billing location of the end user customer and long-lived assets by geographic region are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Revenue:
United States	$49,298	$39,966	$94,143	$72,988
International	14,671	12,900	28,362	25,952
Total revenue	$63,969	$52,866	$122,505	$98,940

	June 30,	December 31,
(in thousands)	2015	2014
Long-lived assets:
United States	$84,014	$76,923
International	16,907	14,703
Total long-lived assets	$100,921	$91,626

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

Key Financial Measures and Trends

Revenue

The Company’s operations are comprised of three geographic business units in the United States, Europe and Japan, which we believe are three of the largest geographic markets where product developers and engineers are located. Revenue within each of our United States and Europe business units is derived from our Protomold, Firstcut and Fineline product lines. Revenue within our Japan business unit is derived from our Protomold and Firstcut product lines. Our historical and current efforts to increase revenue have been directed at gaining new customers and selling to our existing customer base by:

●	increasing marketing and selling activities;
●

offering additional product lines such as our Fineline additive manufacturing technologies, often times referred to as 3D printing, which we added via the acquisition of FineLine Prototyping, Inc. (FineLine) in April 2014;

●	introducing our Firstcut product line in 2007;
●	expanding internationally, including the opening of our Japanese plant in 2009;
●	improving the usability of our product lines such as our web-centric applications; and
●	expanding the breadth and scope of our products, for example by adding more sizes and materials to our offerings such as liquid silicone rubber (LSR) and metal injection molding (MIM).

During the three months ended June 30, 2015, we served approximately 11,800 unique product developers and engineers, an increase of 28% over the same period in 2014. During the six months ended June 30, 2015, we served approximately 17,200 unique product developers and engineers, an increase of 31% over the same period in 2014. These product developers and engineers are served under all our product lines, including Fineline, which we added via our acquisition of FineLine Prototyping, Inc. in April 2014.

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

	Three Months Ended June 30,				Change		Six Months Ended June 30,				Change
(dollars in thousands)	2015		2014		$	%	2015		2014		$	%
Revenue	$63,969	100.0%	$52,866	100.0%	$11,103	21.0%	$122,505	100.0%	$98,940	100.0%	$23,565	23.8%
Cost of revenue	26,419	41.3	20,183	38.2	6,236	30.9	49,701	40.6	37,233	37.6	12,468	33.5
Gross profit	37,550	58.7	32,683	61.8	4,867	14.9	72,804	59.4	61,707	62.4	11,097	18.0
Operating expenses:
Marketing and sales	9,502	14.8	7,261	13.7	2,241	30.9	18,356	15.0	13,678	13.8	4,678	34.2
Research and development	4,397	6.9	3,914	7.4	483	12.3	8,711	7.1	7,370	7.4	1,341	18.2
General and administrative	6,304	9.9	5,534	10.5	770	13.9	12,549	10.2	10,237	10.4	2,312	22.6
Total operating expenses	20,203	31.6	16,709	31.6	3,494	20.9	39,616	32.3	31,285	31.6	8,331	26.6
Income from operations	17,347	27.1	15,974	30.2	1,373	8.6	33,188	27.1	30,422	30.8	2,766	9.1
Other income (expense), net	(36)	-	(66)	(0.1)	30	(45.5)	(493)	(0.4)	37	-	(530)	*
Income before income taxes	17,311	27.1	15,908	30.1	1,403	8.8	32,695	26.7	30,459	30.8	2,236	7.3
Provision for income taxes	5,625	8.8	4,952	9.4	673	13.6	10,556	8.6	9,401	9.5	1,155	12.3
Net income	$11,686	18.3%	$10,956	20.7%	$730	6.7%	$22,139	18.1%	$21,058	21.3%	$1,081	5.1%

* Percentage change not meaningful

Stock-based compensation expense included in the statements of operations data above is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Stock options and restricted stock	$1,436	$1,147	$2,655	$2,060
Employee stock purchase plan	131	103	254	188
Total stock-based compensation expense	$1,567	$1,250	$2,909	$2,248

Cost of revenue	$132	$97	$243	$179
Operating expenses:
Marketing and sales	271	240	507	435
Research and development	336	268	630	483
General and administrative	828	645	1,529	1,151
Total stock-based compensation expense	$1,567	$1,250	$2,909	$2,248

Comparison of Three Months Ended June 30, 2015 and 2014

Revenue

Revenue by product line and the related changes for the three months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,
	2015		2014		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Protomold	$39,932	62.4%	$36,255	68.6%	$3,677	10.1%
Firstcut	18,585	29.1	14,478	27.4	4,107	28.4
Fineline	5,452	8.5	2,133	4.0	3,319	155.6
Total revenue	$63,969	100.0%	$52,866	100.0%	$11,103	21.0%

Revenue by geographic region, based on the billing location of the end customer, for the three months ended June 30, 2015 and 2014 is summarized as follows:

	Three Months Ended June 30,
	2015		2014		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
United States	$49,298	77.1%	$39,966	75.6%	$9,332	23.3%
International	14,671	22.9	12,900	24.4	1,771	13.7
Total revenue	$63,969	100.0%	$52,866	100.0%	$11,103	21.0%

Our revenue increased $11.1 million, or 21.0%, for the three months ended June 30, 2015 compared to the same period in 2014. By geographic region, this revenue growth was driven by a 23.3% increase in United States revenue and a 13.7% increase in international revenue. By product line, this revenue growth was driven by a 10.1% increase in Protomold revenue, 28.4% increase in Firstcut revenue and 155.6% increase in Fineline revenue in each case for the three months ended June 30, 2015 compared to the same period in 2014. Fineline revenue for the three months ended June 30, 2014 commenced upon the completion of our acquisition of FineLine Prototyping, Inc. on April 23, 2014.

Our revenue growth during the three months ended June 30, 2015 was the result of increased volume of the product developers and engineers we served. During the three months ended June 30, 2015, we served approximately 11,800 unique product developers and engineers, an increase of 28% over the same period in 2014. Average revenue per product developer or engineer decreased 6% during the three months ended June 30, 2015 when compared to the same period in 2014.

Our revenue increases were primarily driven by increases in sales personnel and marketing activities. Our sales personnel focus on gaining new customer accounts and expanding the depth and breadth into existing customer accounts. Our marketing personnel focus on marketing activities that have proven to result in the greatest number of customer prospects to support sales activity.

International revenue was negatively impacted by $2.2 million for the three months ended June 30, 2015 compared to the same period in 2014 due to the strengthening of the United States dollar relative to the British Pound and Japanese Yen, as well as the strengthening of the British Pound relative to the Euro. The effect of pricing changes on revenue was immaterial for the three months ended June 30, 2015 compared to the same period in 2014.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $6.2 million, or 30.9%, for the three months ended June 30, 2015 compared to the same period in 2014, which was faster than the rate of revenue increase of 21.0% for the three months ended June 30, 2015 compared to the same period in 2014. The increase in cost of revenue was due to raw material and production cost increases of $2.3 million to support increased sales volumes, an increase in direct labor headcount resulting in personnel and related cost increases of $3.0 million and equipment and facility-related cost increases of $0.9 million.

Gross Profit and Gross Margin. Gross profit increased from $32.7 million, or 61.8% of revenues, in the three months ended June 30, 2014 to $37.6 million, or 58.7% of revenue, in the three months ended June 30, 2015 primarily due to increases in revenue offset by the cost of revenue as discussed above. Gross margin decreased primarily as a result of our Fineline product line having a lower gross margin than our legacy Firstcut and Protomold product lines and the impact of fluctuations in foreign currency exchange rates.

Operating Expenses, Other Income (Expense), net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expenses increased $2.2 million, or 30.9%, during the three months ended June 30, 2015 compared to the same period in 2014 due primarily to an increase in headcount resulting in personnel and related cost increases of $1.8 million and marketing program cost increases of $0.4 million. The increase in marketing program costs is the result of our focus and concentration on funding those programs which have proven to be the most effective in growing our business.

Research and Development. Our research and development expenses increased $0.5 million, or 12.3%, during the three months ended June 30, 2015 compared to the same period in 2014 due to an increase in headcount resulting in personnel and related cost increases of $0.8 million and operating cost increases of $0.2 million, which were partially offset by professional services cost decreases of $0.5 million.

General and Administrative. Our general and administrative expenses increased $0.8 million, or 13.9%, during the three months ended June 30, 2015 compared to the same period in 2014 due to an increase in headcount resulting in personnel and related cost increases of $0.8 million, stock-based compensation costs increases of $0.2 million and intangible amortization expense increases of $0.1 million, which were partially offset by professional services cost decreases of $0.3 million.

Other Income (Expense), net. Other expense, net did not materially change during the three months ended June 30, 2015 compared to the same period in 2014.

Provision for Income Taxes. Our effective tax rate of 32.5% for the three months ended June 30, 2015 increased 1.4% when compared to 31.1% for the same period in 2014. The increase in the effective tax rate is primarily due to changes in the mix of projected income earned in domestic and foreign tax jurisdictions for the tax year ending December 31, 2015. As a result of the increase in our effective tax rate combined with increased income attributable to the fluctuations described above, our income tax provision increased by $0.6 million to $5.6 million for the three months ended June 30, 2015 compared to our income tax provision of $5.0 million for the three months ended June 30, 2014.

Comparison of Six Months Ended June 30, 2015 and 2014

Revenue

Revenue by product line and the related changes for the six months ended June 30, 2015 and 2014 were as follows:

	Six Months Ended June 30,
	2015		2014		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Protomold	$77,550	63.3%	$68,949	69.7%	$8,601	12.5%
Firstcut	34,955	28.5	27,858	28.2	7,097	25.5
Fineline	10,000	8.2	2,133	2.1	7,867	*
Total revenue	$122,505	100.0%	$98,940	100.0%	$23,565	23.8%

* Percentage change not meaningful

Revenue by geographic region, based on the billing location of the end customer, for the six months ended June 30, 2015 and 2014 is summarized as follows:

	Six Months Ended June 30,
	2015		2014		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
United States	$94,143	76.8%	$72,988	73.8%	$21,155	29.0%
International	28,362	23.2	25,952	26.2	2,410	9.3
Total revenue	$122,505	100.0%	$98,940	100.0%	$23,565	23.8%

Our revenue increased $23.6 million, or 23.8%, for the six months ended June 30, 2015 compared to the same period in 2014. By geographic region, this revenue growth was driven by a 29.0% increase in United States revenue and a 9.3% increase in international revenue. By product line, this revenue growth was driven by a 12.5% increase in Protomold revenue and a 25.5% increase in Firstcut revenue, in each case for the six months ended June 30, 2015 compared to the same period in 2014, as well as $7.9 million in Fineline revenue related to the FineLine acquisition completed in the second quarter of 2014.

Our revenue growth during the six months ended June 30, 2015 was the result of increased volume of the product developers and engineers we served. During the six months ended June 30, 2015, we served approximately 17,200 unique product developers and engineers, an increase of 31% over the same period in 2014. Average revenue per product developer or engineer decreased 6% during the six months ended June 30, 2015 when compared to the same period in 2014.

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

International revenue was negatively impacted by $4.0 million for the six months ended June 30, 2015 compared to the same period in 2014 due to the strengthening of the United States dollar relative to the British Pound and Japanese Yen, as well as the strengthening of the British Pound relative to the Euro. The effect of pricing changes on revenue was immaterial for the six months ended June 30, 2015 compared to the same period in 2014.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $12.5 million, or 33.5%, for the six months ended June 30, 2015 compared to the same period in 2014, which was faster than the rate of revenue increase of 23.8% for the six months ended June 30, 2015 compared to the same period in 2014. The increase in cost of revenue was due to raw material and production cost increases of $4.4 million to support increased sales volumes, an increase in direct labor headcount resulting in personnel and related cost increases of $6.3 million and equipment and facility-related cost increases of $1.8 million.

Gross Profit and Gross Margin. Gross profit increased from $61.7 million, or 62.4% of revenues, in the six months ended June 30, 2014 to $72.8 million, or 59.4% of revenue, in the six months ended June 30, 2015 primarily due to increases in revenue offset by the cost of revenue as discussed above. Gross margin decreased primarily as a result of our Fineline product line having a lower gross margin than our legacy Firstcut and Protomold product lines, expenses attributable to recent capacity expansion, primarily in the United States, and the impact of fluctuations in foreign currency exchange rates.

Operating Expenses, Other Income (Expense), net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expenses increased $4.7 million, or 34.2%, during the six months ended June 30, 2015 compared to the same period in 2014 due primarily to an increase in headcount resulting in personnel and related cost increases of $3.7 million and marketing program cost increases of $1.0 million. The increase in marketing program costs is the result of our focus and concentration on funding those programs which have proven to be the most effective in growing our business.

Research and Development. Our research and development expenses increased $1.3 million, or 18.2%, during the six months ended June 30, 2015 compared to the same period in 2014 due to an increase in headcount resulting in personnel and related cost increases of $2.0 million and operating cost increases of $0.3 million, which were partially offset by professional services cost decreases of $1.0 million.

General and Administrative. Our general and administrative expenses increased $2.3 million, or 22.6%, during the six months ended June 30, 2015 compared to the same period in 2014 due to an increase in headcount resulting in personnel and related cost increases of $2.0 million, stock-based compensation costs increases of $0.4 million, intangible amortization expense increases of $0.2 million and administrative cost increases of $0.1 million, which were partially offset by professional services cost decreases of $0.4 million. Amortization expenses relate to intangible assets acquired in the purchase of FineLine in April 2014.

Other Income (Expense), net. Other expense, net increased $0.5 million during the six months ended June 30, 2015 compared to the same period in 2014 due to changes in foreign currency rates.

Provision for Income Taxes. Our effective tax rate of 32.3% for the six months ended June 30, 2015 increased 1.4% when compared to 30.9% for the same period in 2014. The increase in the effective tax rate is primarily due to changes in the mix of projected income earned in domestic and foreign tax jurisdictions for the tax year ending December 31, 2015. As a result of the increase in our effective tax rate combined with increased income attributable to the fluctuations described above, our income tax provision increased by $1.2 million to $10.6 million for the six months ended June 30, 2015 compared to our income tax provision of $9.4 million for the six months ended June 30, 2014.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows during the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
(dollars in thousands)	2015	2014
Net cash provided by operating activities	$27,833	$26,017
Net cash used in investing activities	(16,997)	(48,511)
Net cash provided by financing activities	2,119	2,075
Effect of exchange rates on cash and cash equivalents	40	234
Net increase (decrease) in cash and cash equivalents	$12,995	$(20,185)

Sources of Liquidity

Historically we have financed our operations and capital expenditures primarily through cash flow from operations and, to a lesser extent, lease financing. We had cash and cash equivalents of $56.3 million as of June 30, 2015, an increase of $13.0 million from December 31, 2014. The increase in our cash was primarily due to cash generated through operations and – to a lesser extent – proceeds from exercises of stock options and purchases through our employee stock purchase plan, which were partially offset by investing activity.

Cash Flows from Operating Activities

Cash flows from operating activities of $27.8 million during the six months ended June 30, 2015 primarily consisted of net income of $22.1 million, adjusted for certain non-cash items, including depreciation and amortization of $6.9 million, stock-based compensation expense of $2.9 million, deferred taxes of $0.6 million and amortization of held-to-maturity securities of $0.6 million, which were partially offset by excess tax benefit from stock-based compensation expense of $1.0 million. Cash flows from operating activities increased $1.8 million during the six months ended June 30, 2015 compared to the same period in 2014 due to increases in net income of $1.0 million, depreciation and amortization of $2.3 million, stock-based compensation expense of $0.7 million, deferred taxes of $0.5 million and a decrease in excess tax benefits of $0.6 million, which were partially offset by a decrease in amortization of held-to-maturity securities of $0.2 million and changes in operating assets and liabilities of $3.1 million.

Cash flows from operating activities of $26.0 million during the six months ended June 30, 2014 consisted of net income of $21.1 million, adjusted for certain non-cash items, including depreciation and amortization of $4.7 million, stock-based compensation expense of $2.2 million, amortization of held-to-maturity securities of $0.8 million and deferred taxes of $0.1 million, which were partially offset by changes in operating assets and liabilities of $1.3 million and excess tax benefit from stock-based compensation expense of $1.6 million.

Cash Flows from Investing Activities

Cash used in investing activities was $17.0 million during the six months ended June 30, 2015, consisting of $15.7 million for the purchases of property and equipment and $25.4 million for the purchases of marketable securities, which were partially offset by $24.1 million in proceeds from maturities and call redemptions of marketable securities.

Cash used in investing activities was $48.5 million during the six months ended June 30, 2014, consisting of $31.6 million for the purchases of property and equipment, $33.9 million for the payments on business acquisitions and $38.5 million for the purchases of marketable securities, which were partially offset by $55.5 million in proceeds from maturities, sales and call redemptions of marketable securities.

Cash Flows from Financing Activities

Cash provided by financing activities was $2.1 million during the six months ended June 30, 2015, consisting of proceeds from exercises of stock options of $2.2 million and $1.0 million in excess tax benefit on stock-based compensation, which were partially offset by $1.0 million for payments of acquisition-related contingent consideration and $0.1 million for payments of debt.

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

Critical Accounting Policies and Use of Estimates

We have adopted various accounting policies to prepare the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Our significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. There were no material changes in our significant accounting policies during the six months ended June 30, 2015.

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

Our operating results and cash flows are adversely impacted when the United States dollar appreciates relative to other foreign currencies. Additionally, our operating results and cash flows are adversely impacted when the British Pound appreciates relative to the Euro. As we expand internationally, our results of operations and cash flows will become increasingly subject to changes in foreign currency exchange rates.

We have not used forward contracts or currency borrowings to hedge our exposure to foreign currency risk. Foreign currency risk can be quantified by estimating the change in results of operations or financial position resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would generally not have a material impact on our financial position, but could have a material impact on our results of operations. We recognized foreign currency losses of $0.2 million and $0.8 million in the three and six months ended June 30, 2015, respectively. We recognized foreign currency losses of $0.2 million in each of the three and six months ended June 30, 2014.

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

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit Number	Description of Exhibit
3.1(1)	Third Amended and Restated Articles of Incorporation of Proto Labs, Inc.
3.2(2)	Amended and Restated By-Laws of Proto Labs, Inc.
3.3(3)	Articles of Amendment to Third Amended and Restated Articles of Incorporation of Proto Labs, Inc. dated May 20, 2015
10.1(4)	Form of Severance Agreement with Executive Officers
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012, and incorporated by reference herein.
(3)	Previously filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 001-35435), filed with the Commission on May 21, 2015, and incorporated by reference herein.
(4)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35435), filed with the Commission on April 6, 2015, and incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Proto Labs, Inc.

Date: August 6, 2015	/s/ Victoria M. Holt
Victoria M. Holt
President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2015	/s/ John A. Way
John A. Way
Chief Financial Officer (Principal Financial Officer)