Form 10-Q
period 2015-09-30
Proto Labs Inc
filed 2015-11-03
CIK 1443669

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

or

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,163,402 shares of Common Stock, par value $0.001 per share, were outstanding at October 28, 2015.

Proto Labs, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Proto Labs, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$64,131	$43,329
Short-term marketable securities	28,062	30,706
Accounts receivable, net of allowance for doubtful accounts of $222 and $198 as of September 30, 2015 and December 31, 2014, respectively	32,897	24,226
Inventory	7,228	6,194
Prepaid expenses and other current assets	5,733	3,406
Income taxes receivable	4,029	-
Deferred tax assets	460	483
Total current assets	142,540	108,344
Property and equipment, net	108,626	91,626
Goodwill	28,916	28,916
Other intangible assets, net	3,523	4,083
Long-term marketable securities	57,801	54,318
Other long-term assets	520	227
Total assets	$341,926	$287,514

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$11,552	$7,882
Accrued compensation	10,519	6,067
Accrued liabilities and other	2,424	2,718
Income taxes payable	-	1,953
Current portion of long-term debt obligations	39	139
Total current liabilities	24,534	18,759
Long-term deferred tax liabilities	1,488	1,846
Long-term debt obligations	-	10
Other long-term liabilities	1,716	1,360
Total liabilities	27,738	21,975

Shareholders' equity
Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding 0 shares as of each of September 30, 2015 and December 31, 2014	-	-
Common stock, $0.001 par value, authorized 150,000,000 shares; issued and outstanding 26,159,735 and 25,838,110 shares as of September 30, 2015 and December 31, 2014, respectively	26	26
Additional paid-in capital	195,856	180,960
Retained earnings	122,002	87,482
Accumulated other comprehensive loss	(3,696)	(2,929)
Total shareholders' equity	314,188	265,539
Total liabilities and shareholders' equity	$341,926	$287,514

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Statements of Operations:
Revenue	$67,842	$54,574	$190,347	$153,514
Cost of revenue	27,517	21,492	77,218	58,725
Gross profit	40,325	33,082	113,129	94,789
Operating expenses
Marketing and sales	10,027	7,351	28,383	21,029
Research and development	4,760	4,555	13,471	11,925
General and administrative	8,134	5,733	20,683	15,970
Total operating expenses	22,921	17,639	62,537	48,924
Income from operations	17,404	15,443	50,592	45,865
Other income (expense), net	593	(56)	100	(19)
Income before income taxes	17,997	15,387	50,692	45,846
Provision for income taxes	5,615	5,003	16,171	14,404
Net income	$12,382	$10,384	$34,521	$31,442

Net income per share:
Basic	$0.47	$0.40	$1.33	$1.23
Diluted	$0.47	$0.40	$1.31	$1.20

Shares used to compute net income per share:
Basic	26,083,405	25,757,593	25,952,451	25,651,156
Diluted	26,381,313	26,200,741	26,290,758	26,109,539

Comprehensive Income (net of tax)
Comprehensive income	$11,416	$9,011	$33,754	$30,773

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014

Operating activities
Net income	$34,521	$31,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,422	7,696
Stock-based compensation expense	4,515	3,561
Deferred taxes	(310)	487
Excess tax benefit from stock-based compensation	(5,212)	(4,383)
Amortization of held-to-maturity securities	936	1,194
Changes in operating assets and liabilities:
Accounts receivable	(8,827)	(6,302)
Inventories	(1,117)	(339)
Prepaid expenses and other	(2,596)	(706)
Income taxes	(546)	4,032
Accounts payable	3,744	1,414
Accrued liabilities and other	5,754	1,908
Net cash provided by operating activities	41,284	40,004

Investing activities
Purchases of property and equipment	(27,259)	(35,928)
Acquisitions, net of cash acquired	-	(33,864)
Purchases of marketable securities	(42,674)	(47,338)
Proceeds from sales and maturities of marketable securities	40,899	61,896
Net cash used in investing activities	(29,034)	(55,234)

Financing activities
Payments on debt	(107)	(1,005)
Acquisition-related contingent consideration	(1,400)	(800)
Proceeds from exercises of stock options and other	5,165	3,962
Excess tax benefit from stock-based compensation	5,212	4,383
Net cash provided by financing activities	8,870	6,540
Effect of exchange rate changes on cash and cash equivalents	(318)	(81)
Net increase (decrease) in cash and cash equivalents	20,802	(8,771)
Cash and cash equivalents, beginning of period	43,329	43,039
Cash and cash equivalents, end of period	$64,131	$34,268

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

During the three months ended September 30, 2015, the Company adjusted the useful lives of its primary production equipment based on experience and condition of current equipment. This change in accounting estimate is accounted for prospectively, and therefore had no effect on property and equipment, net as previously reported. This change was not material.

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

On July 9, 2015, the FASB voted to approve a deferral of the effective date of ASU 2014-09 by one year to December 15, 2017 for annual reporting periods beginning after that date. The Company is evaluating the application method and the impact of this new standard on our financial statements, but does not expect the impact to be material.

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

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share amounts)	2015	2014	2015	2014
Net income	$12,382	$10,384	$34,521	$31,442

Basic - weighted-average shares outstanding:	26,083,405	25,757,593	25,952,451	25,651,156
Effect of dilutive securities:
Employee stock options and other	297,908	443,148	338,307	458,383
Diluted - weighted-average shares outstanding:	26,381,313	26,200,741	26,290,758	26,109,539
Net income per share:
Basic	$0.47	$0.40	$1.33	$1.23
Diluted	$0.47	$0.40	$1.31	$1.20

Note 4 – Goodwill and Other Intangible Assets

The changes in the carrying amount of Goodwill during the nine months ended September 30, 2015 were as follows:

(in thousands)	Nine Months Ended September 30, 2015
Balance as of the beginning of the period	$28,916
Goodwill acquired during the period	-
Balance as of the end of the period	$28,916

Intangible assets other than Goodwill at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015			December 31, 2014				Weighted Average
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Useful Life (in years)	Useful Life Remaining (in years)
Intangible Assets with finite lives:
Marketing assets	$930	$(132)	$798	$930	$(62)	$868	10.0	8.6
Non-compete agreement	190	(135)	55	190	(63)	127	2.0	0.6
Trade secrets	250	(71)	179	250	(33)	217	5.0	3.6
Internally developed software	680	(321)	359	680	(151)	529	3.0	1.6
Customer relationships	2,530	(398)	2,132	2,530	(188)	2,342	9.0	7.6
Total intangible assets	$4,580	$(1,057)	$3,523	$4,580	$(497)	$4,083

Amortization expense for intangible assets for the three and nine months ended September 30, 2015 was $0.2 million and $0.6 million, respectively. Amortization expense for intangible assets, which were acquired in the purchase of FineLine in April 2014, was $0.2 million and $0.3 million for the three and nine months ended September 30, 2014, respectively.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Estimated aggregated amortization expense based on the current carrying value of the amortizable intangible assets is as follows:

(in thousands)	Estimated Amortization Expense
Remaining 2015	$186
2016	682
2017	500
2018	424
2019	391
Thereafter	1,340
Total estimated amortization expense	$3,523

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

A summary of financial assets as of September 30, 2015 and December 31, 2014 measured at fair value on a recurring basis follows:

	September 30, 2015			December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents
Money market mutual fund	$15,698	$-	$-	$6,129	$-	$-
Total	$15,698	$-	$-	$6,129	$-	$-

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 6 – Marketable Securities

The Company invests in short-term and long-term agency, municipal, corporate and other debt securities. The securities are categorized as held-to-maturity and are recorded at amortized cost. Categorization as held-to-maturity is based on the Company’s ability and intent to hold these securities to maturity. Information regarding the Company’s short-term and long-term marketable securities as of September 30, 2015 and December 31, 2014 is as follows:

	September 30, 2015
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. municipal securities	$34,343	$32	$(8)	$34,367
Corporate debt securities	26,995	16	(19)	26,992
U.S. government agency securities	18,866	11	(17)	18,860
Certificates of deposit/time deposits	5,659	8	-	5,667
Total marketable securities	$85,863	$67	$(44)	$85,886

	December 31, 2014
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. municipal securities	$30,004	$32	$(18)	$30,018
Corporate debt securities	29,316	7	(79)	29,244
U.S. government agency securities	20,048	-	(71)	19,977
Certificates of deposit/time deposits	5,656	5	(15)	5,646
Total marketable securities	$85,024	$44	$(183)	$84,885

Fair values for the corporate debt securities are primarily determined based on quoted market prices (Level 1). Fair values for the U.S. municipal securities, U.S. government agency securities and certificates of deposit are primarily determined using dealer quotes or quoted market prices for similar securities (Level 2).

The Company tests for other-than-temporary losses on a quarterly basis and has considered the unrealized losses indicated above, which are the result of changes in interest rates, to be temporary in nature. In reaching this conclusion, the Company considered the credit quality of the issuers of the debt securities as well as the Company’s intent to hold the investments to maturity and recover the full principal.

Classification of marketable securities as current or non-current is based upon the security’s maturity date as of the date of these financial statements.

The September 30, 2015 balance of held-to-maturity debt securities by contractual maturity is shown in the following table at amortized cost. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

September 30,
(in thousands)	2015
Due in one year or less	$28,062
Due after one year through five years	57,801
Total marketable securities	$85,863

Note 7 – Inventory

Inventory consists primarily of raw materials, which are recorded at the lower of cost or market using the average-cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The Company’s inventory consisted of the following as of the dates indicated:

	September 30,	December 31,
(in thousands)	2015	2014
Raw materials	$6,528	$5,728
Work in process	905	653
Total inventory	7,433	6,381
Allowance for obsolescence	(205)	(187)
Inventory, net of allowance	$7,228	$6,194

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

Stock-Based Compensation Expense

Stock-based compensation expense was $1.6 million and $1.3 million for the three months ended September 30, 2015 and 2014, respectively, and $4.5 million and $3.6 million for the nine months ended September 30, 2015 and 2014, respectively.

Stock Options

A summary of stock option activity during the nine months ended September 30, 2015 is as follows:

		Weighted-
		Average
	Stock Options	Exercise Price
Options outstanding at December 31, 2014	998,987	$26.49
Granted	110,335	67.36
Exercised	(292,590)	14.76
Forfeited	(25,915)	52.22
Options outstanding at September 30, 2015	790,817	$35.69

Exercisable at September 30, 2015	310,568	$22.45

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

The weighted-average grant date fair value of options that were granted during the nine months ended September 30, 2015 was $32.42.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following table provides the assumptions used in the Black-Scholes pricing model valuation of options during the nine months ended September 30, 2015 and 2014, respectively:

	Nine Months Ended September 30,
	2015			2014
Risk-free interest rate	1.69	-	1.77%	0.43	-	2.14%
Expected life (years)	5.50	-	6.50	2.00	-	6.50
Expected volatility	46.80	-	47.23%	47.82	-	49.30%
Expected dividend yield		0%			0%

As of September 30, 2015, there was $7.9 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.2 years.

Restricted Stock

Restricted stock awards are share settled awards and restrictions lapse ratably over the vesting period, which is generally a five-year period, beginning on the first anniversary of the grant date, subject to the employee's continuing service to the Company. For directors, restrictions generally lapse in full on the first anniversary of the grant date.

A summary of restricted stock activity during the nine months ended September 30, 2015 is as follows:

		Weighted-
		Average
		Grant Date
	Restricted	Fair Value
	Stock	Per Share
Restricted stock at December 31, 2014	76,574	$69.27
Granted	68,580	68.89
Restrictions lapsed	(16,227)	69.50
Forfeited	(1,858)	78.59
Restricted stock at September 30, 2015	127,069	$68.90

As of September 30, 2015, there was $7.3 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 3.9 years.

Employee Stock Purchase Plan

The following table presents the assumptions used to estimate the fair value of the ESPP during the nine months ended September 30, 2015 and 2014, respectively:

	Nine Months Ended September 30,
	2015			2014
Risk-free interest rate	0.08	-	0.10%	0.01	-	0.11%
Expected life (months)		6.00			6.00
Expected volatility	33.68	-	37.64%	39.16	-	39.80%
Expected dividend yield		0%			0%

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 9 – Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised entirely of foreign currency translation adjustments. The following table presents the changes in accumulated other comprehensive income (loss) balances during the three and nine months ended September 30, 2015 and 2014, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Foreign currency translation adjustments
Balance at beginning of period	$(2,730)	$(387)	$(2,929)	$(1,091)
Other comprehensive loss before reclassifications	(966)	(1,373)	(767)	(669)
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-	-
Net current-period other comprehensive loss	(966)	(1,373)	(767)	(669)
Balance at end of period	$(3,696)	$(1,760)	$(3,696)	$(1,760)

Note 10 – Income Taxes

The Company is subject to income tax in multiple jurisdictions and the use of estimates is required to determine the provision for income taxes. For the three months ended September 30, 2015 and 2014, the Company recorded an income tax provision of $5.6 million and $5.0 million, respectively. For the nine months ended September 30, 2015 and 2014, the Company recorded an income tax provision of $16.2 million and $14.4 million, respectively. The income tax provision is based on the estimated annual effective tax rate for the year applied to pre-tax income. The effective income tax rate for the three months ended September 30, 2015 was 31.2 percent compared to 32.5 percent in the same period of the prior year. The effective income tax rate for the nine months ended September 30, 2015 was 31.9 percent compared to 31.4 percent in the same period of the prior year.

The effective income tax rate for the three and nine months ended September 30, 2015 differs from the U.S. federal statutory rate of 35 percent due primarily to the mix of income earned in domestic and foreign tax jurisdictions and deductions and credits for which the Company qualifies.

The Company had liabilities related to unrecognized tax benefits totaling $1.7 million at September 30, 2015 and $1.3 million at December 31, 2014, all of which, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and penalties related to income tax matters in income tax expense, and reports the liability in current or long-term income taxes payable as appropriate.

During the nine months ended September 30, 2015, the Company increased its current year uncertain tax positions by $0.4 million. Based upon the information available as of September 30, 2015, the Company anticipates the amount of uncertain tax positions will change in the next twelve months; however, the change is not expected to be material.

Note 11 – Revenue and Geographic Information

The Company’s revenue is derived from its Protomold injection molding, Firstcut computer numerical control (CNC) machining and Fineline additive manufacturing (3D printing) product lines. Total revenue by product line is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Revenue:
Protomold	$41,971	$35,655	$119,521	$104,604
Firstcut	19,833	15,549	54,788	43,407
Fineline	6,038	3,370	16,038	5,503
Total revenue	$67,842	$54,574	$190,347	$153,514

Proto Labs, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Revenue to external customers based on the billing location of the end user customer and long-lived assets by geographic region are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Revenue:
United States	$50,214	$40,822	$144,357	$113,810
International	17,628	13,752	45,990	39,704
Total revenue	$67,842	$54,574	$190,347	$153,514

	September 30,	December 31,
(in thousands)	2015	2014
Long-lived assets:
United States	$90,683	$76,923
International	17,943	14,703
Total long-lived assets	$108,626	$91,626

Note 12 – Subsequent Events

In October 2015, the Company acquired certain assets and shares of Alphaform AG, a provider of additive manufacturing, injection molding and other services. Total consideration paid for this acquisition was $5.5 million.

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

Forward-Looking Statements

Statements contained in this report regarding matters that are not historical or current facts are “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve known and unknown risks, uncertainties and other factors which may cause our results to be materially different than those expressed or implied in such statements. Certain of these risk factors and others are described in Item 1A. “Risk Factors” of our most recent Annual Report on Form 10-K as filed with the SEC. Other unknown or unpredictable factors also could have material adverse effects on our future results. We cannot guarantee future results, levels of activity, performance or achievements. Accordingly, you should not place undue reliance on these forward-looking statements. Finally, we expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

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

During the three months ended September 30, 2015, we served approximately 12,500 unique product developers and engineers, an increase of 24% over the same period in 2014. During the nine months ended September 30, 2015, we served approximately 22,600 unique product developers and engineers, an increase of 29% over the same period in 2014. These product developers and engineers are served under all our product lines, including Fineline, which we added via our acquisition of FineLine Prototyping, Inc. in April 2014.

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

	Three Months Ended September 30,				Change		Nine Months Ended September 30,				Change
(dollars in thousands)	2015		2014		$	%	2015		2014		$	%
Revenue	$67,842	100.0%	$54,574	100.0%	$13,268	24.3%	$190,347	100.0%	$153,514	100.0%	$36,833	24.0%
Cost of revenue	27,517	40.6	21,492	39.4	6,025	28.0	77,218	40.6	58,725	38.3	18,493	31.5
Gross profit	40,325	59.4	33,082	60.6	7,243	21.9	113,129	59.4	94,789	61.7	18,340	19.3
Operating expenses:
Marketing and sales	10,027	14.7	7,351	13.5	2,676	36.4	28,383	14.9	21,029	13.7	7,354	35.0
Research and development	4,760	7.0	4,555	8.3	205	4.5	13,471	7.1	11,925	7.8	1,546	13.0
General and administrative	8,134	12.0	5,733	10.5	2,401	41.9	20,683	10.9	15,970	10.4	4,713	29.5
Total operating expenses	22,921	33.7	17,639	32.3	5,282	29.9	62,537	32.9	48,924	31.9	13,613	27.8
Income from operations	17,404	25.7	15,443	28.3	1,961	12.7	50,592	26.6	45,865	29.9	4,727	10.3
Other income (expense), net	593	0.9	(56)	(0.1)	649	*	100	0.1	(19)	(0.0)	119	*
Income before income taxes	17,997	26.6	15,387	28.2	2,610	17.0	50,692	26.7	45,846	29.9	4,846	10.6
Provision for income taxes	5,615	8.3	5,003	9.2	612	12.2	16,171	8.5	14,404	9.4	1,767	12.3
Net income	$12,382	18.3%	$10,384	19.0%	$1,998	19.2%	$34,521	18.1%	$31,442	20.5%	$3,079	9.8%

* Percentage change not meaningful

Stock-based compensation expense included in the statements of operations data above is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Stock options and restricted stock	$1,483	$1,192	$4,138	$3,252
Employee stock purchase plan	123	121	377	309
Total stock-based compensation expense	$1,606	$1,313	$4,515	$3,561

Cost of revenue	$136	$103	$378	$282
Operating expenses:
Marketing and sales	288	250	796	685
Research and development	335	287	964	770
General and administrative	847	673	2,377	1,824
Total stock-based compensation expense	$1,606	$1,313	$4,515	$3,561

Comparison of Three Months Ended September 30, 2015 and 2014

Revenue

Revenue by product line and the related changes for the three months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,
	2015		2014		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Protomold	$41,971	61.9%	$35,655	65.3%	$6,316	17.7%
Firstcut	19,833	29.2	15,549	28.5	4,284	27.6
Fineline	6,038	8.9	3,370	6.2	2,668	79.2
Total revenue	$67,842	100.0%	$54,574	100.0%	$13,268	24.3%

Revenue by geographic region, based on the billing location of the end customer, for the three months ended September 30, 2015 and 2014 is summarized as follows:

	Three Months Ended September 30,
	2015		2014		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
United States	$50,214	74.0%	$40,822	74.8%	$9,392	23.0%
International	17,628	26.0	13,752	25.2	3,876	28.2
Total revenue	$67,842	100.0%	$54,574	100.0%	$13,268	24.3%

Our revenue increased $13.3 million, or 24.3%, for the three months ended September 30, 2015 compared to the same period in 2014. By geographic region, this revenue growth was driven by a 23.0% increase in United States revenue and a 28.2% increase in international revenue. By product line, this revenue growth was driven by a 17.7% increase in Protomold revenue, 27.6% increase in Firstcut revenue and 79.2% increase in Fineline revenue in each case for the three months ended September 30, 2015 compared to the same period in 2014.

Our revenue growth during the three months ended September 30, 2015 was the result of increased volume of the product developers and engineers we served. During the three months ended September 30, 2015, we served approximately 12,500 unique product developers and engineers, an increase of 24% over the same period in 2014. Average revenue per product developer or engineer was consistent during the three months ended September 30, 2015 when compared to the same period in 2014.

Our revenue increases were primarily driven by increases in sales personnel and marketing activities. Our sales personnel focus on gaining new customer accounts and expanding the depth and breadth into existing customer accounts. Our marketing personnel focus on marketing activities that have proven to result in the greatest number of customer prospects to support sales activity.

International revenue was negatively impacted by $2.1 million for the three months ended September 30, 2015 compared to the same period in 2014 due to the strengthening of the United States dollar relative to the British Pound and Japanese Yen, as well as the strengthening of the British Pound relative to the Euro. The effect of pricing changes on revenue was immaterial for the three months ended September 30, 2015 compared to the same period in 2014.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $6.0 million, or 28.0%, for the three months ended September 30, 2015 compared to the same period in 2014, which was faster than the rate of revenue increase of 24.3% for the three months ended September 30, 2015 compared to the same period in 2014. The increase in cost of revenue was due to raw material and production cost increases of $2.8 million to support increased sales volumes, an increase in direct labor headcount resulting in personnel and related cost increases of $3.1 million and equipment and facility-related cost increases of $0.1 million.

Gross Profit and Gross Margin. Gross profit increased from $33.1 million, or 60.6% of revenues, in the three months ended September 30, 2014 to $40.3 million, or 59.4% of revenue, in the three months ended September 30, 2015 primarily due to increases in revenue offset by the cost of revenue as discussed above. Gross margin decreased primarily as a result of increases in investments of additional manufacturing capacity and the impact of fluctuations in foreign currency exchange rates.

Operating Expenses, Other Income (Expense), net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expenses increased $2.7 million, or 36.4%, during the three months ended September 30, 2015 compared to the same period in 2014 due primarily to an increase in headcount resulting in personnel and related cost increases of $2.3 million and marketing program cost increases of $0.4 million. The increase in marketing program costs is the result of our focus and concentration on funding those programs which have proven to be the most effective in growing our business.

Research and Development. Our research and development expenses increased $0.2 million, or 4.5%, during the three months ended September 30, 2015 compared to the same period in 2014 due to an increase in headcount resulting in personnel and related cost increases of $0.7 million, partially offset by professional services cost decreases of $0.5 million.

General and Administrative. Our general and administrative expenses increased $2.4 million, or 41.9%, during the three months ended September 30, 2015 compared to the same period in 2014 due to an increase in headcount resulting in personnel and related cost increases of $0.8 million, stock-based compensation cost increases of $0.2 million, administrative cost increases of $0.6 million, professional services cost increases of $0.2 million and $0.6 million in costs related to our acquisition of Alphaform.

Other Income (Expense), net. Other expense, net decreased $0.6 million during the three months ended September 30, 2015 compared to the same period in 2014 due to changes in foreign currency rates.

Provision for Income Taxes. Our effective tax rate of 31.2% for the three months ended September 30, 2015 decreased 1.3% when compared to 32.5% for the same period in 2014. The decrease in the effective tax rate is primarily due to an increased benefit from domestic tax credits realized in the quarter ended September 30, 2015 when compared to the quarter ended September 30, 2014. As a result of an increase in income before income taxes, our income tax provision increased by $0.6 million to $5.6 million for the three months ended September 30, 2015 compared to our income tax provision of $5.0 million for the three months ended September 30, 2014.

Comparison of Nine Months Ended September 30, 2015 and 2014

Revenue

Revenue by product line and the related changes for the nine months ended September 30, 2015 and 2014 were as follows:

	Nine Months Ended September 30,
	2015		2014		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Protomold	$119,521	62.8%	$104,604	68.1%	$14,917	14.3%
Firstcut	54,788	28.8	43,407	28.3	11,381	26.2
Fineline	16,038	8.4	5,503	3.6	10,535	*
Total revenue	$190,347	100.0%	$153,514	100.0%	$36,833	24.0%

* Percentage change not meaningful

Revenue by geographic region, based on the billing location of the end customer, for the nine months ended September 30, 2015 and 2014 is summarized as follows:

	Nine Months Ended September 30,
	2015		2014		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
United States	$144,357	75.8%	$113,810	74.1%	$30,547	26.8%
International	45,990	24.2	39,704	25.9	6,286	15.8
Total revenue	$190,347	100.0%	$153,514	100.0%	$36,833	24.0%

Our revenue increased $36.8 million, or 24.0%, for the nine months ended September 30, 2015 compared to the same period in 2014. By geographic region, this revenue growth was driven by a 26.8% increase in United States revenue and a 15.8% increase in international revenue. By product line, this revenue growth was driven by a 14.3% increase in Protomold revenue and a 26.2% increase in Firstcut revenue, in each case for the nine months ended September 30, 2015 compared to the same period in 2014, as well as $10.5 million in Fineline revenue related to the FineLine acquisition completed in the second quarter of 2014.

Our revenue growth during the nine months ended September 30, 2015 was the result of increased volume of the product developers and engineers we served. During the nine months ended September 30, 2015, we served approximately 22,600 unique product developers and engineers, an increase of 29% over the same period in 2014. Average revenue per product developer or engineer decreased 4.0% during the nine months ended September 30, 2015 when compared to the same period in 2014.

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

International revenue was negatively impacted by $6.1 million for the nine months ended September 30, 2015 compared to the same period in 2014 due to the strengthening of the United States dollar relative to the British Pound and Japanese Yen, as well as the strengthening of the British Pound relative to the Euro. The effect of pricing changes on revenue was immaterial for the nine months ended September 30, 2015 compared to the same period in 2014.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $18.5 million, or 31.5%, for the nine months ended September 30, 2015 compared to the same period in 2014, which was faster than the rate of revenue increase of 24.0% for the nine months ended September 30, 2015 compared to the same period in 2014. The increase in cost of revenue was due to raw material and production cost increases of $7.2 million to support increased sales volumes, an increase in direct labor headcount resulting in personnel and related cost increases of $9.4 million and equipment and facility-related cost increases of $1.9 million.

Gross Profit and Gross Margin. Gross profit increased from $94.8 million, or 61.7% of revenues, in the nine months ended September 30, 2014 to $113.1 million, or 59.4% of revenue, in the nine months ended September 30, 2015 primarily due to increases in revenue offset by the cost of revenue as discussed above. Gross margin decreased primarily as a result of an increase in expense attributable to recent manufacturing capacity expansion, and the impact of fluctuations in foreign currency exchange rates.

Operating Expenses, Other Income (Expense), net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expenses increased $7.3 million, or 35.0%, during the nine months ended September 30, 2015 compared to the same period in 2014 due primarily to an increase in headcount resulting in personnel and related cost increases of $6.0 million and marketing program cost increases of $1.3 million. The increase in marketing program costs is the result of our focus and concentration on funding those programs which have proven to be the most effective in growing our business.

Research and Development. Our research and development expenses increased $1.5 million, or 13.0%, during the nine months ended September 30, 2015 compared to the same period in 2014 due to an increase in headcount resulting in personnel and related cost increases of $2.7 million and operating cost increases of $0.3 million, which were partially offset by professional services cost decreases of $1.5 million.

General and Administrative. Our general and administrative expenses increased $4.7 million, or 29.5%, during the nine months ended September 30, 2015 compared to the same period in 2014 due to an increase in headcount resulting in personnel and related cost increases of $2.8 million, stock-based compensation costs increases of $0.6 million, intangible amortization expense increases of $0.2 million, administrative cost increases of $0.7 million and $0.6 million in costs related to our acquisition of Alphaform, which were partially offset by a decrease in professional services costs of $0.2 million. Amortization expenses relate to intangible assets acquired in the purchase of FineLine in April 2014.

Other Income (Expense), net. Other expense, net decreased $0.1 million during the nine months ended September 30, 2015 compared to the same period in 2014 due to changes in interest income on investments.

Provision for Income Taxes. Our effective tax rate of 31.9% for the nine months ended September 30, 2015 increased 0.5% when compared to 31.4% for the same period in 2014. The increase in the effective tax rate is primarily due to changes in the mix of projected income earned in domestic and foreign tax jurisdictions for the tax year ending December 31, 2015. As a result of the increase in our effective tax rate combined with increased income attributable to the fluctuations described above, our income tax provision increased by $1.8 million to $16.2 million for the nine months ended September 30, 2015 compared to our income tax provision of $14.4 million for the nine months ended September 30, 2014.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows during the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
(dollars in thousands)	2015	2014
Net cash provided by operating activities	$41,284	$40,004
Net cash used in investing activities	(29,034)	(55,234)
Net cash provided by financing activities	8,870	6,540
Effect of exchange rates on cash and cash equivalents	(318)	(81)
Net increase (decrease) in cash and cash equivalents	$20,802	$(8,771)

Sources of Liquidity

Historically we have financed our operations and capital expenditures primarily through cash flow from operations and, to a lesser extent, lease financing. We had cash and cash equivalents of $64.1 million as of September 30, 2015, an increase of $20.8 million from December 31, 2014. The increase in our cash was primarily due to cash generated through operations and, to a lesser extent, proceeds from exercises of stock options and purchases through our employee stock purchase plan, which were partially offset by investing activity.

Cash Flows from Operating Activities

Cash flows from operating activities of $41.3 million during the nine months ended September 30, 2015 primarily consisted of net income of $34.5 million, adjusted for certain non-cash items, including depreciation and amortization of $10.4 million, stock-based compensation expense of $4.5 million and amortization of held-to-maturity securities of $0.9 million, which were partially offset by deferred taxes of $0.3 million and excess tax benefit from stock-based compensation expense of $5.2 million. Cash flows from operating activities increased $1.3 million during the nine months ended September 30, 2015 compared to the same period in 2014 due to increases in net income of $3.1 million, depreciation and amortization of $2.7 million and stock-based compensation expense of $1.0 million, which were partially offset by a decrease in amortization of held-to-maturity securities of $0.3 million, an increase in excess tax benefits of $0.8 million, changes in operating assets and liabilities of $3.6 million and deferred taxes of $0.8 million.

Cash flows from operating activities of $40.0 million during the nine months ended September 30, 2014 consisted of net income of $31.4 million, adjusted for certain non-cash items, including depreciation and amortization of $7.7 million, stock-based compensation expense of $3.6 million, amortization of held-to-maturity securities of $1.2 million and deferred taxes of $0.5 million, which were partially offset by $4.4 million of excess tax benefit on stock-based compensation.

Cash Flows from Investing Activities

Cash used in investing activities was $29.0 million during the nine months ended September 30, 2015, consisting of $27.2 million for the purchases of property and equipment and $42.7 million for the purchases of marketable securities, which were partially offset by $40.9 million in proceeds from maturities and call redemptions of marketable securities.

Cash used in investing activities was $55.2 million during the nine months ended September 30, 2014, consisting of $35.9 million for the purchases of property and equipment, $33.9 million for the payments on business acquisitions and $47.3 million for the purchases of marketable securities, which were partially offset by $61.9 million in proceeds from maturities, sales and call redemptions of marketable securities.

Cash Flows from Financing Activities

Cash provided by financing activities was $8.9 million during the nine months ended September 30, 2015, consisting of proceeds from exercises of stock options of $5.2 million and $5.2 million in excess tax benefit on stock-based compensation, which were partially offset by $1.4 million for payments of acquisition-related contingent consideration and $0.1 million for payments of debt.

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

Critical Accounting Policies and Use of Estimates

We have adopted various accounting policies to prepare the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Our significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. There were no material changes in our significant accounting policies during the nine months ended September 30, 2015.

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

We have not used forward contracts or currency borrowings to hedge our exposure to foreign currency risk. Foreign currency risk can be quantified by estimating the change in results of operations or financial position resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would generally not have a material impact on our financial position, but could have a material impact on our results of operations. We recognized foreign currency income of $0.4 million and foreign currency loss of $0.4 million in the three and nine months ended September 30, 2015, respectively. We recognized foreign currency losses of $0.2 million and $0.4 million in the three and nine months ended September 30, 2014, respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No matters to disclose.

Item 3. Defaults Upon Senior Securities

No matters to disclose.

Item 4. Mine Safety Disclosures

No matters to disclose.

Item 5. Other Information

No matters to disclose.

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit Number	Description of Exhibit
3.1(1)	Third Amended and Restated Articles of Incorporation of Proto Labs, Inc.
3.2(2)	Amended and Restated By-Laws of Proto Labs, Inc.
3.3(3)	Articles of Amendment to Third Amended and Restated Articles of Incorporation of Proto Labs, Inc. dated May 20, 2015
10.1	2012 Long-Term Incentive Plan, as amended August 5, 2015
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012, and incorporated by reference herein.
(3)	Previously filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 001-35435), filed with the Commission on May 21, 2015, and incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Proto Labs, Inc.

Date: November 3, 2015	/s/ Victoria M. Holt
Victoria M. Holt
President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2015	/s/ John A. Way
John A. Way
Chief Financial Officer (Principal Financial Officer)