Form 10-K
period 2015-12-31
Proto Labs Inc
filed 2016-02-26
CIK 1443669

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of June 30, 2015 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $1.6 billion.

As of February 17, 2016, there were 26,201,818 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2016 Annual Meeting of Shareholders are incorporated by reference to Part III of this Annual Report on Form 10-K.

Special Note Regarding Forward Looking Statements

Statements contained in this Annual Report on Form 10-K regarding matters that are not historical or current facts are “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve known and unknown risks, uncertainties and other factors which may cause our results to be materially different than those expressed or implied in such statements. In particular, some of the risks associated with our business include:

•	the level of competition in our industry and our ability to compete;

•	our ability to respond to changes in our industry;

•	our ability to effectively grow our business and manage our growth;

•	our ability to continue to sell to existing and new customers;

•	our ability to meet product developers’ and engineers’ needs and expectations regarding quick turnaround time, price and specifications for quality;

•	the adoption rate of e-commerce and 3D CAD software by product developers and engineers;

•	our ability to process a large volume of designs and identify significant opportunities in our business;

•	our ability to maintain and enhance our brand;

•	our ability to successfully identify, complete and integrate acquisitions or other strategic transactions;

•	the loss of key personnel or failure to attract and retain additional personnel;

•	system interruptions at our operating facilities;

•	possible unauthorized access to customers’ confidential information stored in our systems; and

•	our ability to protect our intellectual property and not infringe on others’ intellectual property.

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

PART I

Item 1. Business

Overview

Proto Labs, Inc. was incorporated in Minnesota in 1999. The terms “Proto Labs,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Proto Labs, Inc. and its subsidiaries. We are a leading online and technology-enabled, quick-turn, on-demand manufacturer of custom parts for prototyping and short-run production. We manufacture parts for product developers and engineers worldwide, who are under increasing pressure to bring their finished products to market faster than their competition. We utilize injection molding, computer numerical control (CNC) machining and 3D printing to manufacture custom parts for our customers. Our proprietary technology eliminates most of the time-consuming and expensive skilled labor conventionally required to quote and manufacture parts. Our customers conduct nearly all of their business with us over the Internet. We target our products to the millions of product developers and engineers who use three-dimensional computer-aided design (3D CAD) software to design products across a diverse range of end-markets. We have established our operations in the United States, Europe and Japan, which we believe are three of the largest geographic markets where these product developers and engineers are located. We believe our use of advanced technology enables us to offer significant advantages at competitive prices to many product developers and engineers and is the primary reason we have become a leading supplier of custom parts.

We believe custom parts manufacturing has historically been an underserved market due to the inefficiencies inherent in the quotation, equipment set-up and non-recurring engineering processes required to produce custom parts. Our customers typically order low volumes of custom parts for a variety of reasons, including:

●	they need a prototype to confirm the form, fit and function of one or more components of a product under development;
●	they need an initial supply of parts to support pilot production for testing of a product;
●	they need an initial supply of parts to support production while their high-volume production mold is being prepared;
●	they need on-demand manufacturing due to disruptions in their manufacturing process;
●	their product will only be released in a limited quantity; or
●	they need end-of-life production support.

In each of these instances, we believe our solution provides product developers and engineers with an exceptional combination of speed, competitive pricing, ease of use and reliability that they typically cannot find among conventional custom parts manufacturers. Our technology enables us to ship parts as soon as the same day after receipt of a customer’s design submission.

Our manufacturing product lines currently include injection molding (Protomold), CNC machining (Firstcut) and 3D printing (Fineline). We continually seek to expand the range of size and geometric complexity of the parts we can make with these processes, to extend the variety of materials we are able to support and to identify additional manufacturing processes to which we can apply our technology in order to better serve the evolving preferences and needs of product developers and engineers.

We have experienced significant growth since our inception in 1999. We have grown our total revenue from $98.9 million in 2011 to $264.1 million in 2015. We have grown our income from operations from $26.9 million in 2011 to $67.1 million in 2015.

Our increases in revenue and income from operations are due to our expansion of product lines offered. Product lines have expanded over the years by the introduction of:

●	plastic injection molding in 1999;
●	CNC machining in 2007;
●	liquid silicon rubber (LSR) that expanded the breadth and scope of our injection molding product line in 2014;
●

3D printing, including stereolithography (SL), selective laser sintering (SLS), and direct metal laser sintering (DMLS), through our acquisition of FineLine Prototyping, Inc. (FineLine) in 2014 and expanded through our acquisition of certain assets, including shares of select subsidiaries, of Alphaform AG (Alphaform) in 2015; and

●	Lathe-turned parts that expanded the breadth and scope of our CNC product line in 2015.

Industry Overview

Our Industry

We serve product developers and engineers worldwide who bring new ideas to market in the form of products containing one or more custom parts. Many of these product developers and engineers use 3D CAD software to create digital models representing their custom part designs that are then used to create physical parts for concept modeling, prototyping, functional testing, market evaluation or production. Custom prototype parts play a critical role in the product development process, as they provide product developers and engineers with the ability to test and confirm their intended performance requirements and explore design alternatives.

Early in the product development process, 3D printing processes such as stereolithography can be used to quickly produce an approximate physical representation of a part, but these representations may not meet product developers’ and engineers’ requirements for dimensional accuracy, cosmetics or material properties. As an alternative, 3D printing processes such as selective laser sintering and direct metal laser sintering or CNC machining can be used to produce low volumes of high-quality custom parts in either metal or plastic. For follow-on functional testing, market evaluation and production runs, parts are typically manufactured using injection molding.

Our Solution

We have developed proprietary software and advanced manufacturing processes that automate much of the skilled labor conventionally required in quoting, production engineering and manufacturing of custom parts. We believe our interactive web-based interface and highly automated processes address the desires of many product developers and engineers for a fast, efficient and cost-effective means to obtain custom parts and are the primary reasons we have become a leading supplier of custom parts.

Key elements of our solution include:

Sophisticated Technology that Reduces Turnaround Time

Our web-based interface and proprietary software automate many of the manual and time-consuming processes typically required to obtain custom 3D-printed, CNC-machined or injection-molded parts from conventional suppliers. Our platform automates many aspects of the entire process from design submission through manufacturability analysis and feedback, quotation, order submission, mold design, tool path generation and mold or part manufacture. To utilize our platform, a prospective customer uploads a 3D CAD file of their required part through our website. Often within minutes of design submission, our software analyzes the manufacturability of the part, assesses our ability to make the part, and returns a firm price quotation with any recommendations for design modifications. In the case of CNC machining, this manufacturability analysis identifies features that may be too fragile to be machined and areas that cannot be machined at all. For injection molding, problematic features such as undercuts, thin areas, thick areas and areas requiring geometry adjustments to allow the part to be ejected from the mold are identified. Many of our customers find this analysis particularly helpful, as it diagnoses and prevents potential problems prior to manufacturing. We can also provide a flow analysis to identify parts that may be so thin and large that plastic will solidify before the mold can be completely filled. Our manufacturability analysis plays a significant role in our automated pricing algorithms.

Our quoting system is highly interactive, enabling our prospective customers to change the material, finish, quantity or shipping schedule of orders, and to instantly receive an updated quotation. Once an order is received, our software automates much of the manual engineering and skilled labor that is normally required to manufacture parts. As a result, in many cases we are able to quote orders in minutes and ship parts as soon as the same day ordered.

Scale to Process Large Numbers of Unique Part Designs

Our proprietary, highly scalable quoting technology addresses the manual processes conventionally involved in submitting a design, analyzing its manufacturability, making design revision recommendations and generating price quotations. This enables us to quickly analyze high volumes of 3D CAD part design submissions and provide feedback to our prospective product developer and engineer customers. In 2015 alone, we generated quotations for over 550,000 design submissions. Our proprietary manufacturing automation technology is also highly scalable, enabling us to process large numbers of unique designs and, combined with our manufacturing processes, efficiently and effectively manufacture high volumes of parts to meet the needs of product developers and engineers.

Enhanced Customer Experience

Our web-based customer interface provides a straightforward means of submitting 3D CAD part designs. Our proprietary manufacturability analysis then quickly analyzes whether a part design falls within our manufacturing capabilities. In many cases, our software provides suggested design modifications to enhance manufacturability, which is presented to the product developer or engineer in an interactive quotation containing a color-coded 3D representation of the part. This allows product developers and engineers to quickly determine the manufacturability of their parts, understand the cost and when they can be shipped. Our interactive quotations provide instant visibility into the impact of changing an order’s various parameters such as material, finish, quantity or shipping schedule. As a result, we provide product developers and engineers with an easy-to-use and consistent means to obtain custom parts.

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

Monitoring and Control

We have developed a proprietary, intranet-based monitoring and control system that allows us to monitor key aspects of our entire worldwide operations in real time using an easy-to-understand management dashboard. This system provides us with the ability to quickly react to new information across our organization.

Our Product Lines

Our 3D Printing (Fineline), CNC Machining (Firstcut) and Injection Molding (Protomold) product lines offer many product developers and engineers the ability to quickly and efficiently outsource their quick-turn custom parts manufacturing. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the historical revenue generated by each of 3D Printing (Fineline), CNC Machining (Firstcut) and Injection Molding (Protomold).

3D Printing (Fineline)

Our 3D Printing (Fineline) product line includes SL, SLS and DMLS processes, which offers customers a wide-variety of high-quality, precision rapid prototyping and low volume production. These processes create parts with a high level of accuracy, detail, strength and durability. 3D Printing is well suited to produce small quantities, typically in the range of one to 50 parts.

CNC Machining (Firstcut)

Our CNC Machining (Firstcut) product line uses commercially available CNC machines to cut plastic or metal blocks into one or more custom parts based on the 3D CAD model uploaded by the product developer or engineer. Our efficiencies derive from the automation of the programming of these machines and a proprietary fixturing process. The CNC Machining (Firstcut) product line is well suited to produce small quantities, typically in the range of one to 200 parts.

Injection Molding (Protomold)

Our Injection Molding (Protomold) product line uses our 3D CAD-to-CNC machining technology for the automated design and manufacture of thermoplastic, metal or liquid silicone injection molds, which are then used to produce custom injection-molded parts on commercially available equipment. Our Injection Molding (Protomold) product line is used for prototype, on-demand and short-run production. Prototype quantities typically range from 25 to 100 parts. Because we retain possession of the molds, customers who need short-run production often come back to Proto Labs’ Injection Molding product line for additional quantities typically ranging up to 10,000 parts or more. They do so to support pilot production for product testing or while their tooling for high-volume production is being prepared, because they need on-demand manufacturing due to disruptions in their manufacturing process, because their product will only be released in a limited quantity or because they need end-of-life production support. These additional part orders typically occur on approximately half of the molds that we make, typically accounting for approximately half of our total Injection Molding (Protomold) revenue.

Our Process

The process for 3D Printing (Fineline), CNC Machining (Firstcut) and Injection Molding (Protomold) begins when the product developer or engineer uploads one or more 3D CAD models representing the desired part geometry. Our proprietary software uses complex algorithms to analyze the 3D CAD geometry, analyze its manufacturability and support the creation of an interactive, web-based quotation containing pricing and manufacturability information. A link to the quotation is then e-mailed to the product developer or engineer, who can access the quotation, change a variety of order parameters and instantly see the effect on price before finalizing the order. For 3D Printing (Fineline), the quote is reviewed and then scheduled for production. For CNC Machining (Firstcut), the tool paths are then reviewed and routed to our high-speed CNC machining centers for execution. In the case of Injection Molding (Protomold), our proprietary software supports the creation of the mold design and the tool paths required to manufacture the mold components, which are then routed to our CNC machining centers for execution. Once the mold is assembled, it is placed in one of our injection molding presses to create the required parts. For our CNC Machining (Firstcut) product line, we ship parts as soon as the same day as the order is received. For our Injection Molding (Protomold) and 3D Printing (Fineline) product lines, we ship parts in as little as one business day from design submission. We ship our parts via small parcel common carriers on standard terms and conditions.

 Our Growth Strategy

The principal elements of our growth strategy are to:

Expand the Customer Base

We plan to expand our customer base to serve more product developers and engineers within the companies that have already used our product lines. Individual product developers and engineers typically make or influence the choice of vendor when sourcing custom parts. We believe a significant opportunity exists for us to leverage highly satisfied product developers and engineers to encourage others within the same organization to utilize our product lines. We have historically generated a significant number of new customers through word-of-mouth referrals from other product developers and engineers, and combine these referrals with the efforts of our marketing and sales force to identify and market our product lines to the colleagues of our existing customers.

We also plan to use our marketing and sales capabilities to continue to pursue product developers and engineers within companies who have not yet used our products. Our presence in geographic regions that have high populations of 3D CAD users provides us with a broad universe of potential new customer companies on which to focus our marketing and sales efforts.

We believe there may be opportunities to grow by identifying and expanding into select additional geographic markets. We currently operate in the United States, Europe and Japan, where we believe a substantial portion of the world’s product developers and engineers are located. We entered the European market in 2005 and launched operations in Japan in 2009. For 2015, revenue earned in these markets represents approximately 21% of our total revenue. While we currently do not have specific plans to expand into any particular geographic markets, we believe opportunities exist to serve the needs of product developers and engineers in select new geographic regions and we will continue to evaluate such opportunities if and when they arise.

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

Add Manufacturing Processes

We seek to identify additional manufacturing processes to which we can apply our technology and expertise to meet a greater range of product developers’ and engineers’ needs. Introducing new manufacturing processes can both attract new customers and provide us with a significant opportunity to cross-sell our existing product lines to our existing customer base. We regularly evaluate new manufacturing processes to offer product developers and engineers and introduce such new processes when we are confident that a sufficient market demand exists and that we can offer the same advantages our customers have come to expect from us. See Item 6. “Selected Financial Data” for disclosure of our historical research and development expenses.

Examples of new manufacturing processes we have added include CNC Machining (Firstcut), 3D printing through the acquisitions of FineLine and Alphaform and the launch of liquid silicone rubber injection molding and lathe-turned parts. Our CNC Machining (Firstcut) product line was first introduced in the United States in 2007 and has grown to represent 28% of our total revenue in the year ended December 31, 2015. In April 2014, we added 3D-printing technologies through our acquisition of FineLine and further expanded our 3D printing capabilities in October 2015 through our acquisition of Alphaform. During 2014, we introduced liquid silicone rubber injection molding and in February 2015, we introduced lathe-turned products to further expand our product offerings.

Broaden the Parts Envelope

We regularly analyze the universe of customer design submissions that we are currently unable to manufacture and focus a portion of our research and development efforts to expand the range of parts that we can produce. Since we first introduced our Injection Molding (Protomold) product line in 1999, we have steadily expanded the size and geometric complexity of the injection-molded parts we are able to manufacture, and we continue to extend the diversity of materials we are able to support. Similarly, since first introducing our CNC Machining (Firstcut) product line in 2007, we have expanded the range of part sizes, design geometries and materials we can support. As we continue to expand the range of our existing process capabilities, we believe we will meet the needs of a broader set of product developers and engineers and consequently convert a higher number of quotation requests into orders.

Marketing

Our international marketing effort generates prospects for our sales teams and seeks to strengthen our reputation as an industry leader in rapid custom prototyping and low-volume manufacturing. Since we are an agile, technology-based company, much of our marketing activities occur online. We use marketing automation software to enhance the productivity of our marketing and sales teams and continuously track the results of every campaign to ensure our return on investment.

We maintain top-of-mind brand awareness with product developers and engineers through regular publication of technical information including design guidelines and helpful tips, engineering white papers, educational webinars, quick videos, and a quarterly journal focused on important industry topics. We also provide complimentary physical design aids to designers and engineers — as well as teachers and students — that highlight technical aspects of injection molding to help create efficient, well-designed parts. We believe these educational materials are key aspects of our lead generation efforts.

In our Cool Idea! Award program, we grant up to $250,000 in manufacturing services annually to entrepreneurs with innovative ideas. In addition to supporting entrepreneurs and creative product development, we feel this program generates good will, press coverage and word-of-mouth brand awareness.

Marketing represents the face of Proto Labs, so it is our goal to actively and intelligently engage designers and engineers across multiple mediums — whether print, online, social media or in person. By doing this, we gain new customers, drive sales and build brand equity.

Sales and Customer Service

We maintain an internal sales team trained in the basics of part design and the capabilities of our manufacturing product lines, as well as the key advantages of our product lines over alternate methods of custom parts manufacturing. We organize our sales team into complementary roles: business development, account management and strategic account management, with the former focused on selling to new customer companies and the latter two focused on expanding sales within existing customer companies. We believe our sales staff is adept at researching customer companies and networking to find additional product developers and engineers who may have a need for our products. We also have a team of customer service engineers who can support highly technical engineering discussions with product developers and engineers as required during the sales process. Our revenue is generated from a diverse customer base, with no single customer company representing more than 2% of our total revenue in 2015.

Competition

The market for custom parts manufacturing is fragmented, highly competitive and subject to rapid and significant technological change. Our potential competitors include:

•

Captive in-house product manufacturing. Many larger companies undertaking product development have established additive rapid prototyping, CNC machining or injection molding capabilities internally to support prototyping or manufacturing requirements of their product developers and engineers.

•

Other custom parts manufacturers. There are thousands of alternative manufacturing machine shops, injection molding suppliers, 3D printing service bureaus and vendors worldwide. The size and scale of these businesses range from very small specialty shops to large, high-volume production manufacturers.

We believe that the key competitive factors in our industry include:

•	Speed: turnaround time for quotations and parts;

•	Price: mold and part pricing;

•	Service: overall customer experience, from web interface to post-sales support;

•	Capability: range of part sizes and dimensional complexities supported, variety of manufacturing processes offered, materials supported and post-processing provided;

•	Quality: dimensional accuracy, surface finish, material properties, color and cleanliness;

•	Scale: ability to support multiple part designs in parallel; and

•	Capacity: ability to manage peaks in demand.

We believe that we have competitive strengths that position us favorably and have enabled us to become a leader in our markets. We also believe that substantially all of our current direct competitors are relatively small in terms of size of operations, revenue, number of customers and volume of parts sold, and generally lack our technological capabilities. However, our industry is evolving rapidly and other companies, including potentially larger and more established companies with developed technological capabilities, may begin to focus on custom parts manufacturing. These companies could more directly compete with us, along with our existing competitors, and could also launch new products and product lines that we do not offer that may quickly gain market acceptance. Any of the foregoing could adversely affect our ability to attract customers.

Intellectual Property

We regard our patents, trademarks, service marks, trade dress, trade secrets, copyrights, domain names and other intellectual property as valuable to our business and rely on patent, trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, vendors and others to protect our proprietary rights. We register our patents, trademarks and service marks in the United States and other jurisdictions as we deem appropriate. As of December 31, 2015, we owned and had applications pending for patents relating to various aspects of our quoting and manufacturing processes as follows:

Jurisdiction	Issued Patents	Applications Pending
United States	16	3
United Kindgom	2	0
Germany	0	2

Our patents have expiration dates ranging from 2022 to 2032. We also owned approximately 13 registered and 2 pending United States trademarks or service marks as of December 31, 2015, with corresponding registered protection in Europe and Japan for the most important of these marks such as PROTO LABS, PROTOMOLD, FIRSTCUT, PROTOQUOTE, FIRSTQUOTE, PROTOFLOW and FINELINE, corresponding approved protection in Canada for PROTO LABS, FIRSTCUT and FINELINE, and corresponding registered protection in Australia, Canada and Mexico for PROTOMOLD. There can be no assurance that the steps we take to protect our proprietary rights will be adequate or that third parties will not infringe or misappropriate such rights. We have been subject to claims and expect to be subject to legal proceedings and claims from time to time in the ordinary course of our business. In particular, we may face claims from third parties that we have infringed their patents, trademarks or other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. Any unauthorized disclosure or use of our intellectual property could make it more expensive to do business and harm our operating results.

Employees

As of December 31, 2015, we had 1,549 full-time employees. We consider our current relationship with our employees to be good. We also regularly use independent contractors and other temporary employees across the organization to augment our regular staff. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

Available Information

Our principal executive offices are located at 5540 Pioneer Creek Drive, Maple Plain, Minnesota 55359 and our telephone number is (763) 479-3680. Our website address is www.protolabs.com. Information on our website does not constitute part of this Annual Report on Form 10-K or any other report we file or furnish with the SEC. We provide free access to various reports that we file with or furnish to the SEC through our website as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports. Our SEC reports can be accessed through the investor relations section of our website or through the SEC’s website at www.sec.gov.

Executive Officers of the Registrant

Set forth below are the names of our current executive officers, their ages, titles, the year first appointed as an executive officer, and employment for the past five years:

Victoria M. Holt	58	President, Chief Executive Officer and Director
Robert Bodor	43	Vice President/General Manager – Americas
John A. Way	43	Chief Financial Officer and Executive Vice President of Development
Donald G. Krantz	60	Executive Vice President and Technology Officer
Jacqueline D. Schneider	51	Vice President of Global Sales
John B. Tumelty	45	Vice President/General Manager and Managing Director – Europe, Middle East and Africa

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

Robert Bodor. Dr. Bodor has served as our Vice President/General Manager - Americas since January 2015. From July 2013 to January 2015, Dr. Bodor served as our Chief Technology Officer. From December 2012 to June 2013, Dr. Bodor served as our Director of Business Development. Prior to joining Proto Labs, from January 2011 to December 2012, Dr. Bodor held several roles at Honeywell, most recently leading SaaS business offerings for Honeywell’s Life Safety Division..

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

The market for custom parts manufacturing is fragmented and highly competitive. We compete for customers with a wide variety of custom parts manufacturers and methods. Some of our current and potential competitors include captive in-house product lines, other custom parts manufacturers and alternative manufacturing vendors such as those utilizing 3D printing processes including stereolithography (SL), selective laser sintering (SLS) and direct metal laser sintering (DMLS). Moreover, some of our existing and potential competitors are researching, designing, developing and marketing other types of products and product lines. We also expect that future competition may arise from the development of allied or related techniques for custom parts manufacturing that are not encompassed by our patents, from the issuance of patents to other companies that may inhibit our ability to develop certain products and from improvements to existing technologies. Furthermore, our competitors may attempt to adopt and improve upon key aspects of our business model, such as development of technology that automates much of the manual labor conventionally required to quote and manufacture custom parts, implementation of interactive web-based and automated user interface and quoting systems and/or building scalable operating models specifically designed for efficient custom production. Third-party CAD software companies may develop software that mold-makers, injection molders and CNC machine shops could use to compete with our business model. Additive manufacturers may develop stronger, higher temperature resins or introduce other improvements that could more effectively compete with us on part quality. We may also, from time to time, establish alliances or relationships with other competitors or potential competitors. To the extent companies terminate such relationships and establish alliances and relationships with our competitors, our business could be harmed.

Existing and potential competitors may have substantially greater financial, technical, marketing and sales, manufacturing, distribution and other resources and name recognition than us, as well as experience and expertise in intellectual property rights and operating within certain international locations, any of which may enable them to compete effectively against us.

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

We derive almost all of our revenue from the manufacture and sale to product developers and engineers of quick-turn low volumes of custom parts for prototyping, support of internal manufacturing and limited quantity product release. Our business has been, and, we believe, will continue to be, affected by changes in product developer and engineering requirements and preferences, rapid technological change, new product and product line introductions and the emergence of new standards and practices, any of which could render our technology, products and product lines less attractive, uneconomical or obsolete. To the extent that our customers’ need for quick-turn parts decreases significantly for any reason, it would likely have a material adverse effect on our business and operating results and harm our competitive position. In addition, CAD simulation and other technologies may reduce the demand for physical prototype parts. Therefore, we believe that to remain competitive, we must continually expend resources to enhance and improve our technology, product offerings and product lines.

In particular, we plan to increase our research and development efforts and to continue to focus a significant portion of those efforts to further develop our technology in areas such as our interactive user interface and manufacturing processes, potentially introduce new manufacturing processes within the research and development initiative we refer to as Protoworks, and broaden the range of parts that we are able to manufacture. We believe successful execution of this part of our business plan is critical for our ability to compete in our industry and grow our business, and there are no guarantees we will be able to do so in a timely fashion, or at all. Broadening the range of parts we offer is of particular importance since limitations in manufacturability are the primary reason we are not able to fulfill many quotation requests. There are no guarantees that the resources devoted to executing on this aspect of our business plan will improve our business and operating results or result in increased demand for our products and product lines. Failures in this area could adversely impact our operating results and harm our reputation and brand. Even if we are successful in executing in these areas, our industry is subject to rapid and significant technological change, and our competitors may develop new technologies, processes and product lines that are superior to ours. Our research and development costs were approximately $18.4 million, $16.6 million and $11.9 million for the years ended December 31, 2015, 2014 and 2013, respectively, and there is no guarantee that these costs will enable us to maintain or grow our revenue profitability. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for additional discussion related to research and development costs.

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

Since our products and product lines are sold primarily through our websites, the success of our business depends upon our ability to attract new and repeat customers to our websites in order to increase business and grow our revenue. Customer awareness and the perceived value of our brand will depend largely on the success of our marketing efforts, as well as our ability to consistently provide quality custom parts within the required timeframes and positive customer experiences, which we may not do successfully. A primary component of our business strategy is the continued promotion and strengthening of our brand, and we have incurred and plan to continue to incur substantial expense related to advertising and other marketing efforts directed toward enhancing our brand. We have initiated marketing efforts through social media, but this method of marketing may not be successful and subjects us to a greater risk of inconsistent messaging and bad publicity. We may choose to increase our branding expense materially, but we cannot be sure that this investment will be profitable. If we are unable to successfully maintain and enhance our brand, this could have a negative impact on our business and ability to generate revenue.

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

We are attempting to grow our business substantially. To this end, we have made and expect to continue to make significant investments in our business, including investments in our infrastructure, technology, and marketing and sales efforts. These investments include dedicated facilities expansion and increased staffing, both domestic and international. If our business does not generate the level of revenue required to support our investment, our net sales and profitability will be adversely affected.

If we are unable to manage our growth and expand our operations successfully, our reputation and brand may be damaged, and our business and results of operations may be harmed.

Over the past several years, we have experienced rapid growth. For example, we have grown from 511 full-time employees as of January 1, 2012 to 1,549 full-time employees as of December 31, 2015. We have expanded internationally, including establishing manufacturing operations in Europe in 2005 and through the acquisition of Alphaform in October 2015, as well as Japan in late 2009. In 2014, we expanded our product lines with 3D printing through our acquisition of FineLine. We expect this growth to continue and the number of countries and facilities from which we operate to increase in the future. Our ability to effectively manage our anticipated growth and expansion of our operations will require us to do, among other things, the following:

•

enhance our operational, financial and management controls and infrastructure, human resource policies, and reporting systems and procedures, in particular as we continue to operate as a global organization;

•	effectively scale our operations, including accurately predicting the need for floor space, equipment, and additional staffing;

•	successfully identify, recruit, hire, train, maintain, motivate and integrate additional employees; and

•	expand our international resources.

These enhancements and improvements will require significant capital expenditures and allocation of valuable management and employee resources. Furthermore, our growth, combined with the geographical dispersion of our operations, has placed, and will continue to place, a strain on our operational, financial and management infrastructure. Our future financial performance and our ability to execute on our business plan will depend, in part, on our ability to effectively manage any future growth and expansion. There are no guarantees we will be able to do so in an efficient or timely manner, or at all. Our failure to effectively manage growth and expansion could have a material adverse effect on our business, results of operations, financial condition, prospects, and reputation and brand, including impairing our ability to perform to our customers’ expectations.

We may not timely and effectively scale and adapt our existing technology, processes and infrastructure to meet the needs of our business.

A key element to our continued growth is the ability to quickly and efficiently quote an increasing number of product developer and engineer submissions across geographic regions and to manufacture the related parts. This will require us to timely and effectively scale and adapt our existing technology, processes and infrastructure to meet the needs of our business. With respect to our websites and quoting technology, it may become increasingly difficult to maintain and improve their performance, especially during periods of heavy usage and as our solutions become more complex and our user traffic increases across geographic regions. Similarly, our manufacturing automation technology may not enable us to process the large numbers of unique designs and efficiently manufacture the related parts in a timely fashion to meet the needs of product developers and engineers as our business continues to grow. Any failure in our ability to timely and effectively scale and adapt our existing technology, processes and infrastructure could negatively impact our ability to retain existing customers and attract new customers, damage our reputation and brand, result in lost revenue, and otherwise substantially harm our business and results of operations.

Numerous factors may cause us not to maintain the revenue growth that we have historically experienced.

Although our revenue has grown from $98.9 million for the year ended December 31, 2011 to $264.1 million for the year ended December 31, 2015, we may not be able to maintain our historical rate of revenue growth. We believe that our continued revenue growth will depend on many factors, a number of which are out of our control, including among others, our ability to:

•	retain and further penetrate existing customer companies, as well as attract new customer companies;

•	consistently execute on custom part orders in a manner that satisfies product developers’ and engineers’ needs and provides them with a superior experience;

•	develop new technologies or manufacturing processes and broaden the range of parts we offer;

•	successfully execute on our international strategy and expand into new geographic markets;

•	capitalize on product developer and engineer expectations for access to comprehensive, user-friendly e-commerce capabilities 24 hours per day, 7 days per week;

•	increase the strength and awareness of our brand across geographic regions;

•	respond to changes in product developer and engineer needs, technology and our industry; and

•	react to challenges from existing and new competitors.

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

Our operating results and financial condition may fluctuate due to a number of factors, including those listed below and those identified throughout this “Risk Factors” section:

•	the development of new competitive systems or processes by others;

•	the entry of new competitors into our market, whether by established companies or by new companies;

•	changes in the size and complexity of our organization, including our international operations;

•	levels of sales of our products and product lines to new and existing customers;

•	the geographic distribution of our sales;

•	changes in product developer and engineer preferences or needs;

•	changes in the amount that we invest to develop, acquire or license new technologies and processes, which we anticipate will generally increase and may fluctuate in the future;

•	delays between our expenditures to develop, acquire or license new technologies and processes, and the generation of sales related thereto;

•	our ability to timely and effectively scale our business during periods of sequential quarterly or annual growth;

•	limitations or delays in our ability to reduce our expenses during periods of declining sequential quarterly or annual revenue;

•	changes in our pricing policies or those of our competitors, including our responses to price competition;

•	changes in the amount we spend in our marketing and other efforts;

•	unexpected increases in expenses as compared to our related accounting accruals or operating plan;

•	the volatile global economy;

•	general economic and industry conditions that affect customer demand and product development trends;

•	interruptions to or other problems with our website and interactive user interface, information technology systems, manufacturing processes or other operations;

•	changes in accounting rules and tax and other laws; and

•	plant shutdowns due to a health pandemic or weather conditions.

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

The satisfactory performance, reliability, consistency, security and availability of our websites and interactive user interface, information technology systems, manufacturing processes and other operations are critical to our reputation and brand, and to our ability to effectively service product developers and engineers. Any interruptions or other problems that cause any of our websites, interactive user interface or information technology systems to malfunction or be unavailable, or negatively impact our manufacturing processes or other operations, may damage our reputation and brand, result in lost revenue, cause us to incur significant costs seeking to remedy the problem and otherwise substantially harm our business and results of operations.

A number of factors or events could cause such interruptions or problems, including among others: human and software errors, design faults, challenges associated with upgrades, changes or new facets of our business, power loss, telecommunication failures, fire, flood, extreme weather, political instability, acts of terrorism, war, break-ins and security breaches, contract disputes, labor strikes and other workforce-related issues, capacity constraints due to an unusually large number of product developers and engineers accessing our websites or ordering parts at the same time, and other similar events. These risks are augmented by the fact that our customers come to us largely for our quick-turn manufacturing capabilities and that accessibility and turnaround speed are often of critical importance to these product developers and engineers. We are dependent upon our facilities through which we satisfy all of our production demands and in which we house all of the computer hardware necessary to operate our websites and systems as well as managerial, customer service, sales, marketing and other similar functions, and we have not identified alternatives to these facilities or established fully redundant systems in multiple locations. However, we have back-up computing systems for each of our United States, European and Japanese operations. In addition, we are dependent in part on third parties for the implementation and maintenance of certain aspects of our communications and production systems, and therefore preventing, identifying and rectifying problems with these aspects of our systems is to a large extent outside of our control.

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

We have established our operations in the United States, Europe and Japan and are seeking to further expand our international operations. As of December 31, 2015, we had sold products into approximately 60 countries. In addition to English, our website is available in British English, French, German, Italian, Japanese and Spanish. Our international revenue accounted for approximately 27%, 26% and 27% of our total revenue in the years ended December 31, 2015, 2014 and 2013, respectively. The future growth and profitability of our international business is subject to a variety of risks and uncertainties. Many of the following factors have adversely affected our international operations and sales to customers located outside of the United States and may again in the future:

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

We manufacture all of our products in 11 manufacturing facilities, two of which are located in each of Maple Plain, Minnesota and Raleigh, North Carolina, and one of which is located in each of Rosemount, Minnesota; Plymouth, Minnesota; Telford, United Kingdom; Feldkirchen, Germany; Eschenlohe, Germany; Rusko, Finland and Yamato-Shi, Kanagawa, Japan. These facilities and the manufacturing equipment we use would be costly to replace and could require substantial lead time to repair or replace. Our facilities may be harmed by natural or man-made disasters, including, without limitation, earthquakes, floods, tornadoes, fires, hurricanes, tsunamis and nuclear disasters.

In the event any of our facilities are affected by a disaster, we may:

•	be unable to meet the shipping deadlines of our customers;

•

experience disruptions in our ability to process submissions and generate quotations, manufacture and ship parts, provide marketing and sales support and customer service, and otherwise operate our business, any of which could negatively impact our business;

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

Our business and our customer base have been built primarily through organic growth. However, from time to time, we may selectively pursue acquisitions, strategic relationships, joint ventures or investments that we believe may allow us to complement our growth strategy, increase market share in our current markets or expand into other markets, or broaden our technology, intellectual property or product line capabilities. For example, in April 2014, we acquired FineLine to enable us to offer our customers 3D printing manufacturing processes and in October 2015, we acquired Alphaform to enable us to expand our 3D printing capabilities in Europe. We cannot forecast the number, timing or size of any future acquisitions or other similar strategic transactions, or the effect that any such transactions might have on our operating or financial results. We have limited experience engaging in these types of transactions. Such transactions may be complex, time consuming and expensive, and may present numerous challenges and risks including:

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

As a manufacturer of CNC-machined and injection-molded custom parts, we are required to meet certain regulatory standards, including International Organization for Standardization, or ISO, 9001:2008 for our manufacturing facilities in Minnesota. In North Carolina, we are required to meet ISO 9001:2008 standards for our plastics manufacturing and AS9100 standards for our metals manufacturing. We are also able to meet regulatory standards ISO 9001:2008 at our manufacturing facilities in Feldkirchen, Germany, Eschenlohe, Germany and Rusko, Finland. We also meet regulatory standard ISO 13485 at our manufacturing facility in Eschenlohe, Germany. If any regulatory inspection reveals that we are not in compliance with applicable standards, regulators may take action against us, including issuing a warning letter, imposing fines on us, requiring a recall of the parts we manufactured or closing our manufacturing facilities. If any of these actions were to occur, it could harm our reputation as well as our business, financial condition and operating results. In addition, we may need to obtain additional certifications in the future and there are no guarantees we would be able to do so on a timely basis, if at all. Moreover, obtaining and maintaining required regulatory certifications can be costly and divert management’s attention.

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

In the year ended December 31, 2015, our common stock traded as high as $79.95 and as low as $57.30. The market for our common stock may become less active, liquid or orderly, which could depress the trading price of our common stock. Some of the factors, many of which are outside of our control, that may cause the market price of our common stock to fluctuate include:

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

Our Third Amended and Restated Articles of Incorporation, as amended, and Amended and Restated By-Laws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors. These provisions:

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

In April 2014, we purchased FineLine Prototyping, Inc. (FineLine) and assumed the leases of two facilities in Raleigh, North Carolina. The two facilities we lease are approximately 10,000 square feet each, with both leases expiring in 2018 and one of the leases having the option to extend the lease for three successive periods of five years each. We also purchased a facility in Cary, North Carolina in 2015, that encompasses approximately 77,000 square feet of manufacturing and office space.

Europe

Our European operations are headquartered in Telford, United Kingdom in a facility we own encompassing approximately 126,000 square feet of office and manufacturing space.

We also lease office space in Mosbach, Germany, Le Bourget du Lac, France and Novara, Italy, for sales, customer service and technical support staff. In October 2015, we purchased certain assets, including shares of select subsidiaries, of Alphaform AG (Alphaform), headquarted in Feldkirchen (Munich), Germany. As a result of the acquisition, we lease manufacturing and office facilities encompassing approximately 85,000 square feet in Feldkirchen, Germany, approximately 21,000 square feet in Eschenlohe, Germany and approximately 17,000 square feet in Rusko, Finland.

Japan

Our Japan operations are headquartered in Yamato-Shi, Kanagawa, Japan (southwest of Tokyo) in a leased facility encompassing approximately 30,000 square feet of office and manufacturing space. The lease expires in November 2021 and has a cancellation clause with six months’ prior notice without penalty. Our operations have grown in Japan and we have initiated the search for a facility to support our growth in the region.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has traded on the New York Stock Exchange (NYSE) under the symbol “PRLB” since February 24, 2012. Prior to that date, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low intraday sales prices for our common stock as reported on the NYSE:

	Fiscal 2015		Fiscal 2014
	High	Low	High	Low

First Quarter	$74.82	$57.30	$84.00	$62.09
Second Quarter	$79.00	$65.84	$83.06	$58.06
Third Quarter	$79.95	$65.82	$94.23	$68.88
Fourth Quarter	$69.48	$58.84	$73.46	$54.97

On February 17, 2016, the last reported sale price of our common stock on the NYSE was $63.56 per share. As of February 17, 2016, we had 11 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Outstanding Equity Awards

The following table summarizes, as of December 31, 2015, information about shares of our common stock that may be issued under equity compensation plans approved by shareholders and plans not approved by shareholders:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares in first column)

Equity compensation plans approved by shareholders(1)	890,435	$31.41	6,981,372(2)
Equity compensation plans not approved by shareholders	None	N/A	None

(1)	Includes the 2000 Stock Option Plan, the 2012 Long-Term Incentive Plan and our Employee Stock Purchase Plan
(2)	Includes 1,325,792 shares remaining available for issuance as of December 31, 2015 under our Employee Stock Purchase Plan.

Performance Graph

The following graph shows a comparison from February 24, 2012 (the date our common stock commenced trading on the NYSE) through December 31, 2015 of the cumulative total return for our common stock, the S&P 500 Index and the Russell 2000 Index. We have selected the Russell 2000 Index because the Russell 2000 Index measures the performance of the small market capitalization segment of U.S. equity instruments and we are a member company included in the Russell 2000 Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the S&P 500 Index and the Russell 2000 Index assume reinvestment of dividends.

	Period Ending
Index	02/23/12	06/30/12	12/31/12	06/30/13	12/31/13	06/30/14	12/31/14	06/30/15	12/31/15
Proto Labs, Inc.	100.00	179.75	246.38	406.06	444.88	512.00	419.75	421.75	398.06
S&P 500	100.00	99.90	104.60	117.81	135.56	143.77	151.01	151.31	149.91
Russell 2000	100.00	96.29	102.43	117.88	140.33	143.86	145.28	151.22	136.98

Unregistered Sales of Equity Securities and Issuer Purchases of Equity Securities

We did not sell any unregistered equity securities or purchase any of our securities during the year ended December 31, 2015.

Item 6. Selected Financial Data

The following tables set forth selected consolidated financial data for the periods and at the dates indicated. The selected consolidated statements of comprehensive income data for the years ended December 31, 2015, 2014 and 2013 and selected consolidated balance sheets data as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The selected consolidated statements of comprehensive income data for the years ended December 31, 2012 and 2011 and selected consolidated balance sheet data as of December 31, 2013, 2012 and 2011 are derived from our audited consolidated financial statements not included in this report.

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

	Year Ended December 31,
(in thousands, except share and per share amounts)	2015	2014	2013	2012	2011

Consolidated Statements of Comprehensive Income Data
Revenue	$264,106	$209,583	$163,112	$125,991	$98,939
Cost of revenue	109,703	81,182	61,410	49,853	39,324
Gross profit	154,403	128,401	101,702	76,138	59,615
Operating expenses:
Marketing and sales	39,188	29,144	22,386	18,098	15,752
Research and development	18,350	16,607	11,863	9,137	5,222
General and administrative	29,716	22,122	16,154	13,957	11,772
Total operating expenses	87,254	67,873	50,403	41,192	32,746
Income from operations	67,149	60,528	51,299	34,946	26,869
Other income (expense), net	712	3	279	23	(114)
Income before income taxes	67,861	60,531	51,578	34,969	26,755
Provision for income taxes	21,347	18,896	16,301	10,944	8,783
Net income	46,514	41,635	35,277	24,025	17,972
Less: dividends on redeemable preferred stock	-	-	-	-	(4,179)
Less: undistributed earnings allocated to preferred shareholders	-	-	-	-	(4,507)
Net income attributable to common shareholders(1)	$46,514	$41,635	$35,277	$24,025	$9,286

Net income per share(1)
Basic	$1.79	$1.62	$1.40	$1.03	$0.75
Diluted	$1.77	$1.60	$1.36	$0.98	$0.67
Weighted average shares outstanding(1)
Basic	26,005,858	25,692,699	25,198,556	23,373,593	12,352,004
Diluted	26,320,284	26,100,320	25,859,741	24,443,665	13,939,072
Other Comprehensive Loss, net of tax
Foreign currency translation adjustments	$(2,283)	$(1,838)	$(163)	$(190)	$(280)
Comprehensive income	$44,231	$39,797	$35,114	$23,835	$17,692

Stock-based compensation expense included in the statements of comprehensive income data above is as follows:

	Year Ended December 31,
(in thousands)	2015	2014	2013	2012	2011

Stock options and grants	$5,580	$4,386	$3,084	$2,539	$1,130
Employee stock purchase plan	502	423	377	500	-
Total stock-based compensation expense	$6,082	$4,809	$3,461	$3,039	$1,130

Cost of revenue	$513	$386	$316	$335	$78
Operating expenses:
Marketing and sales	1,074	927	610	418	215
Research and development	1,285	1,048	754	486	274
General and administrative	3,210	2,448	1,781	1,800	563
Total stock-based compensation expense	$6,082	$4,809	$3,461	$3,039	$1,130

	Year Ended December 31,
(in thousands)	2015	2014	2013	2012	2011
Consolidated Balance Sheets Data
Cash and cash equivalents	$47,653	$43,329	$43,039	$36,759	$8,135
Working capital	111,740	89,102	96,132	78,617	18,138
Total assets	361,036	287,031	230,175	172,722	62,326
Total liabilities	33,391	21,492	18,532	16,023	15,675
Redeemable convertible preferred stock and redeemable common stock	-	-	-	-	66,894
Total shareholders' equity (deficit)	$327,645	$265,539	$211,643	$156,699	$(20,243)

(1)

See Note 3 of Notes to Consolidated Financial Statements for an explanation of the method used to calculate net income per basic and diluted share attributable to common shareholders and weighted average shares outstanding for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Overview

We are a leading online and technology-enabled manufacturer of quick-turn, on-demand 3D printed, CNC-machined and injection-molded custom parts for prototyping and short-run production. We provide “Real Parts, Really Fast” to product developers and engineers worldwide, who are under increasing pressure to bring their finished products to market faster than their competition. We believe custom parts manufacturing has historically been an underserved market due to the inefficiencies inherent in the quotation, equipment set-up and non-recurring engineering processes required to produce custom parts. Our proprietary technology eliminates most of the time-consuming and expensive skilled labor conventionally required to quote and manufacture parts in low volumes, and our customers conduct nearly all of their business with us over the Internet. We target our product lines to the millions of product developers and engineers who use 3D CAD software to design products across a diverse range of end-markets. Our primary manufacturing product lines currently include Injection Molding (Protomold), CNC Machining (Firstcut) and 3D Printing (Fineline).

We have experienced significant growth since our inception. Since we first introduced our Injection Molding (Protomold) product line in 1999, we have steadily expanded the size and geometric complexity of the injection-molded parts we are able to manufacture, and we continue to extend the diversity of materials we are able to support. Similarly, since first introducing our CNC Machining (Firstcut) product line in 2007, we have expanded the range of part sizes, design geometries and materials we can support. In 2014, we acquired FineLine to expand the number of process types we offer to include stereolithography (SL), selective laser sintering (SLS) and direct metal laser sintering (DMLS). We also continually seek to enhance other aspects of our technology and manufacturing processes, including our interactive web-based and automated user interface and quoting system. We intend to continue to invest significantly to enhance our technology and manufacturing processes and expand the range of our existing capabilities with the aim of meeting the needs of a broader set of product developers and engineers. As a result of the factors described above, many of our customers tend to return to Proto Labs to meet their ongoing needs, with approximately 85%, 87% and 86% of our revenue in 2015, 2014 and 2013, respectively, derived from existing customers.

We have established our operations in the United States, Europe and Japan, which we believe are three of the largest geographic markets where product developers and engineers are located. We entered the European market in 2005, launched operations in Japan in late 2009 and further expanded into Europe through our acquisition of Alphaform in 2015. As of December 31, 2015, we had sold products into approximately 60 countries. Our revenue outside of the United States accounted for approximately 27%, 26% and 27% of our consolidated revenue in the years ended December 31, 2015, 2014 and 2013, respectively. We intend to continue to expand our international sales efforts and believe opportunities exist to serve the needs of product developers and engineers in select new geographic regions.

We have grown our total revenue from $98.9 million in 2011 to $264.1 million in 2015. During this period, our operating expenses increased from $32.7 million in 2011 to $87.3 million in 2015. We have grown our income from operations from $26.9 million in 2011 to $67.1 million in 2015. Our recent growth in revenue and income from operations has been accompanied by increased cost of revenues and operating expenses. We expect to increasingly invest in our operations to support anticipated future growth as discussed more fully below.

In addition, we believe that a number of trends affecting our industry have affected our results of operations and may continue to do so. For example, we believe that many of our target product developer and engineer customers have increasing e-commerce expectations, are facing increased pressure to accelerate the time to market for their products and continue to migrate from using 2D CAD to using 3D CAD for their design needs. We believe we continue to be well positioned to benefit from these trends, given our proprietary technology that enables us to automate and integrate the majority of activities involved in procuring custom parts, starting with our elegant web interface through which a product developer or engineer submits a 3D CAD part design. While our business may be positively affected by these trends, our results may also be favorably or unfavorably impacted by other trends that affect product developer and engineer orders for custom parts in low volumes, including, among others, changes in product developer and engineer preferences or needs, developments in our industry and among our competitors, and factors impacting new product development volume such as economic conditions. For a more complete discussion of the risks facing our business, see Part 1 Item 1A. “Risk Factors.”

Key Financial Measures and Trends

Revenue

Our operations are comprised of three geographic business units in the United States, Europe and Japan. Revenue is derived from our Injection Molding (Protomold), CNC Machining (Firstcut) and 3D Printing (Fineline) product lines. Injection Molding (Protomold) revenue consists of sales of custom injection molds and injection-molded parts. CNC Machining (Firstcut) revenue consists of sales of CNC-machined custom parts. 3D Printing (Fineline) revenue consists of sales of 3D-printed parts. Our revenue is generated from a diverse customer base, with no single customer company representing more than 2% of our total revenue in 2015. Our historical and current efforts to increase revenue have been directed at gaining new customers and selling to our existing customer base by increasing marketing and selling activities, offering additional product lines such as the introduction of our CNC Machining (Firstcut) product line in 2007 and 3D Printing (Fineline) through our acquisition of FineLine Prototyping, Inc. (FineLine) in 2014, expanding internationally such as the opening of our Japanese office in 2009 and through our acquisition of Alphaform in October 2015, improving the usability of our product lines such as our web-centric applications, and expanding the breadth and scope of our products such as by adding more sizes and materials to our offerings.

During 2015, we served 27,235 unique product developers and engineers, an increase of 26% over the same period in 2014. Of those product developers and engineers served in 2015, 13,504 were existing product developers and engineers who had ordered from us in the past, an increase of 37% over the comparable period in 2014, and 13,731 were new product developers and engineers who ordered from us for the first time in 2015, an increase of 17% over the comparable period in 2014.

During 2014, we served 21,552 unique product developers and engineers, an increase of 34% over the same period in 2013. Of those product developers and engineers served in 2014, 9,839 were existing product developers and engineers who had ordered from us in the past, an increase of 26% over the comparable period in 2013, and 11,713 were new product developers and engineers who ordered from us for the first time in 2014, an increase of 41% over the comparable period in 2013. We experienced strong growth in the number of unique product developers and engineers served in 2014, partially as a result of our acquisition of FineLine in April, 2014.

During 2013, we served 16,128 unique product developers and engineers, an increase of 20% over the same period in 2012. Of those product developers and engineers served in 2013, 7,826 were existing product developers and engineers who had ordered from us in the past, an increase of 30% over the comparable period in 2012, and 8,302 new product developers and engineers who ordered from us for the first time in 2013, an increase of 12% over the comparable period in 2012.

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

Our business model requires that we invest in our capacity well in advance of demand to ensure we can fulfill the expectations for quick delivery of our products to our customers. Therefore, during each of 2015 and 2014 we made significant investments in additional factory space and infrastructure in the United States. We expect to continue to grow in future periods, which will result in the need for additional investments in factory space and equipment. We expect that these additional costs for factory and equipment expansion can be absorbed by revenue growth, and allow gross margins to remain relatively consistent over time.

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

Operating Expenses

Operating expenses consist of marketing and sales, research and development and general and administrative expenses. Personnel-related costs are the most significant component in each of these categories.

Our recent growth in operating expenses is mainly due to higher headcounts to support our growth and expansion, and we expect that trend to continue. Our business strategy is to continue to be a leading online and technology-enabled manufacturer of quick-turn, on-demand 3D printing, CNC-machined and injection-molded custom parts for prototyping and short-run production. For us to achieve our goals, we anticipate continued substantial investments in technology and personnel, resulting in increased operating expenses.

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

Research and development. Research and development expense consists primarily of employee compensation, benefits, stock-based compensation, depreciation on equipment and other related overhead. All of our research and development costs have been expensed as incurred. We expect research and development expense to increase in the future as we seek to enhance and expand our product line offerings.

General and administrative. General and administrative expense consists primarily of employee compensation, benefits, stock-based compensation, professional service fees related to accounting, tax and legal, and other related overhead. We expect general and administrative expense to increase in the future as we continue to grow and expand as a global organization.

Other Income (Expense), Net

Other income (expense), net primarily consists of foreign currency-related gains and losses, interest income on cash balances and investments, and interest expense on borrowings. Our foreign currency-related gains and losses will vary depending upon movements in underlying exchange rates. Our interest income will vary depending on our average cash balances during the period, composition of our marketable security portfolio and the current level of interest rates. Our interest expense will vary based on borrowings and interest rates.

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

	Year Ended						Year Ended
	December 31,				Change		December 31,				Change
(dollars in thousands)	2015		2014		$	%	2014		2013		$	%

Revenue	$264,106	100.0%	$209,583	100.0%	$54,523	26.0%	$209,583	100.0%	$163,112	100.0%	$46,471	28.5%
Cost of revenue	109,703	41.5	81,182	38.7	28,521	35.1	81,182	38.7	61,410	37.6	19,772	32.2
Gross profit	154,403	58.5	128,401	61.3	26,002	20.3	128,401	61.3	101,702	62.4	26,699	26.3
Operating expenses:
Marketing and sales	39,188	14.8	29,144	13.9	10,044	34.5	29,144	13.9	22,386	13.7	6,758	30.2
Research and development	18,350	6.9	16,607	7.9	1,743	10.5	16,607	7.9	11,863	7.3	4,744	40.0
General and administrative	29,716	11.3	22,122	10.6	7,594	34.3	22,122	10.6	16,154	9.9	5,968	36.9
Total operating expenses	87,254	33.0	67,873	32.4	19,381	28.6	67,873	32.4	50,403	30.9	17,470	34.7
Income from operations	67,149	25.5	60,528	28.9	6,621	10.9	60,528	28.9	51,299	31.5	9,229	18.0
Other income, net	712	0.2	3	0.0	709	*	3	0.0	279	0.1	(276)	*
Income before income taxes	67,861	25.7	60,531	28.9	7,330	12.1	60,531	28.9	51,578	31.6	8,953	17.4
Provision for income taxes	21,347	8.1	18,896	9.0	2,451	13.0	18,896	9.0	16,301	10.0	2,595	15.9
Net income	$46,514	17.6%	$41,635	19.9%	$4,879	11.7%	$41,635	19.9%	$35,277	21.6%	$6,358	18.0%

*	Percentage change not meaningful

Stock-based compensation expense included in the statements of comprehensive income data above is as follows:

	Year Ended December 31,
(dollars in thousands)	2015	2014	2013

Stock options and grants	$5,580	$4,386	$3,084
Employee stock purchase plan	502	423	377
Total stock-based compensation expense	$6,082	$4,809	$3,461

Cost of revenue	$513	$386	$316
Operating expenses:
Marketing and sales	1,074	927	610
Research and development	1,285	1,048	754
General and administrative	3,210	2,448	1,781
Total stock-based compensation expense	$6,082	$4,809	$3,461

Comparison of Years Ended December 31, 2015 and 2014

Revenue

Revenue and the related changes for 2015 and 2014 were as follows:

	Year Ended December 31,
	2015		2014		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue
Injection Molding (Protomold)	$163,387	61.8%	$140,282	66.9%	$23,105	16.5%
CNC Machining (Firstcut)	74,368	28.2	59,914	28.6	14,454	24.1
3D Printing (Fineline)	25,132	9.5	9,387	4.5	15,745	167.7
Other	1,219	0.5	-	-	1,219	100.0
Total revenue	$264,106	100.0%	$209,583	100.0%	$54,523	26.0%

Revenue by geographic region, based on the billing location of the end user customer, is summarized as follows:

	Year Ended December 31,
	2015		2014		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue
United States	$194,065	73.5%	$156,033	74.4%	$38,032	24.4%
International	70,041	26.5	53,550	25.6	16,491	30.8
Total revenue	$264,106	100.0%	$209,583	100.0%	$54,523	26.0%

Our revenue increased $54.5 million, or 26.0%, for 2015 compared with 2014. By geographic region, this revenue growth was driven by a 24.4% increase in United States revenue and a 30.8% increase in international revenue. By product line, this revenue growth was driven by a 16.5% increase in Injection Molding (Protomold) revenue and a 24.1% increase in CNC Machining (Firstcut) revenue, in each case for 2015 compared with 2014, as well as a $15.7 million increase in revenue from 3D Printing (Fineline) and $1.2 million in Other revenue through our acquisition of Alphaform.

Our revenue growth in 2015 was the result of increased volume of the product developers and engineers we served. During 2015, we served 27,235 unique product developers and engineers, an increase of 26% over 2014. Average revenue per product developer or engineer remained consistent during 2015 as compared to 2014.

Our revenue increases were primarily driven by increases in sales personnel and marketing activities. Our sales personnel focus on gaining new customer accounts and expanding the depth and breadth into existing customer accounts. Our marketing personnel focus on marketing activities that have proven to result in the greatest number of customer leads to support sales activity. International revenue was negatively impacted by $7.5 million in 2015 compared to 2014 due to strengthening of the United States dollar relative to the British Pound and Japanese Yen, as well as the strengthening of the British Pound relative to the Euro. The effect of pricing changes on revenue was immaterial for 2015 compared to 2014.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $28.5 million, or 35.1%, for 2015 compared to 2014, which was greater than the rate of revenue increase of 26.0% for 2015 compared to 2014. The increase in cost of revenue was due to raw material and production cost increases of $10.8 million to support increased sales volumes, equipment and facility-related cost increases of $3.1 million and an increase in direct labor headcount resulting in personnel and related cost increases of $14.6 million.

Gross Profit and Gross Margin. Gross profit increased from $128.4 million, or 61.3% of revenues, in 2014 to $154.4 million, or 58.5% of revenues, in 2015 primarily due to increasing revenue growth as noted above. Gross margin decreased primarily as a result of our 3D Printing (Fineline) product line having a lower gross margin than our CNC Machining (Firstcut) and Injection Molding (Protomold) product lines, revenue earned through our acquistion of Alphaform having lower gross margins than our legacy operations, the cost of increased capacity, which has not been fully leveraged, and the impact of fluctuations in foreign currency exchange rates.

Operating Expenses, Other Income (Expense), Net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expense increased $10.0 million, or 34.5%, for 2015 compared to 2014 due to an increase in headcount resulting in personnel and related cost increases of $8.2 million and marketing program cost increases of $1.8 million. The increase in marketing program costs is the result of our focus and concentration on funding those programs which have proven to be the most effective in growing our business.

Research and Development. Our research and development expense increased $1.7 million, or 10.5%, for 2015 compared to 2014 due to an increase in headcount resulting in personnel and related cost increases of $3.4 million and other operating cost increases of $0.2 million, which were partially offset by decreases in professional service costs of $1.9 million.

General and Administrative. Our general and administrative expense increased $7.6 million, or 34.3%, for 2015 compared to 2014 due to an increase in headcount resulting in personnel and related cost increases of $4.4 million, facility and administrative cost increases of $1.5 million, professional service cost increases of $0.7 million for outside legal and accounting services, stock-based compensation cost increases of $0.8 and intangible amortization expense of $0.2 million.

Other Income (Expense), Net. Other income, net increased $0.7 million for 2015 compared with 2014 due to $0.3 million gain on the bargain purchase of Alphaform, $0.2 million increase in interest income and $0.2 million in other non-operating activity.

Provision for Income Taxes. Our income tax provision increased $2.4 million for 2015 compared to 2014 due an increase of taxable income. Our effective tax rate increased marginally to 31.5% in 2015 from 31.2% in 2014 due primarily to the mix of revenue earned in domestic and foreign tax jurisdictions and deductions for which we qualify in the current year.

Comparison of Years Ended December 31, 2014 and 2013

Revenue

Revenue and the related changes for 2014 and 2013 were as follows:

	Year Ended December 31,
	2014		2013		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue
Injection Molding (Protomold)	$140,282	66.9%	$115,069	70.5%	$25,213	21.9%
CNC Machining (Firstcut)	59,914	28.6	48,043	29.5	11,871	24.7
3D Printing (Fineline)	9,387	4.5	-	-	9,387	100.0
Total revenue	$209,583	100.0%	$163,112	100.0%	$46,471	28.5%

Revenue by geographic region, based on the billing location of the end customer, is summarized as follows:

	Year Ended December 31,
	2014		2013		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue
United States	$156,033	74.4%	$119,870	73.5%	$36,163	30.2%
International	53,550	25.6	43,242	26.5	10,308	23.8
Total revenue	$209,583	100.0%	$163,112	100.0%	$46,471	28.5%

Our revenue increased $46.5 million, or 28.5%, for 2014 compared with 2013. By geographic region, this revenue growth was driven by a 30.2% increase in United States revenue and a 23.8% increase in international revenue. By product line, this revenue growth was driven by a 21.9% increase in Injection Molding (Protomold) revenue and a 24.7% increase in CNC Machining (Firstcut) revenue, in each case for 2014 compared with 2013, as well as $9.4 million in revenue from the FineLine acquisition.

Our revenue growth in 2014 was the result of increased volume of the product developers and engineers we served. During 2014, we served 21,552 unique product developers and engineers, an increase of 34% over 2013. Average revenue per product developer or engineer decreased 4% during 2014 as compared to 2013.

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

Gross Profit and Gross Margin. Gross profit increased from $101.7 million, or 62.4% of revenues, in 2013 to $128.4 million, or 61.3% of revenues, in 2014 primarily due to increasing revenue growth as noted above. Gross margin decreased primarily as a result of our 3D Printing (Fineline) product line having a lower gross margin than our legacy CNC Machining (Firstcut) and Injection Molding (Protomold) product lines and the cost of increased capacity, which has not been fully leveraged.

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

Provision for Income Taxes. Our income tax provision increased $2.6 million for 2014 compared to 2013 due to an increase of taxable income. Our effective tax rate decreased marginally to 31.2% in 2014 from 31.6% in 2013 due primarily to the mix of revenue earned in domestic and foreign tax jurisdictions and deductions for which we qualify in the current year.

Selected Quarterly Results of Operations Data

The following tables set forth selected unaudited quarterly results of operations data for 2015 and 2014. This unaudited quarterly information has been prepared on the same basis as our annual audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K and includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary to present fairly the financial information for the fiscal quarters presented. The quarterly data should be read in conjunction with our selected financial data and consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. Operating results for any quarter are not necessarily indicative of results for a full-year period, and the historical results presented below are not necessarily indicative of the results to be expected in any future period.

	Three Months Ended
(in thousands, except share and per share amounts)	Dec. 31, 2015	Sep. 30, 2015	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sep. 30, 2014	Jun. 30, 2014	Mar. 31, 2014
	(unaudited)
Consolidated Statements of Comprehensive Income Data:
Revenue	$73,759	$67,842	$63,969	$58,536	$56,069	$54,574	$52,866	$46,074
Cost of revenue	32,485	27,517	26,419	23,282	22,457	21,492	20,183	17,050
Gross profit	41,274	40,325	37,550	35,254	33,612	33,082	32,683	29,024
Operating expenses:
Marketing and sales	10,805	10,027	9,502	8,854	8,115	7,351	7,261	6,417
Research and development	4,879	4,760	4,397	4,314	4,682	4,555	3,914	3,456
General and administrative	9,033	8,134	6,304	6,245	6,152	5,733	5,534	4,703
Total operating expenses	24,717	22,921	20,203	19,413	18,949	17,639	16,709	14,576
Income from operations	16,557	17,404	17,347	15,841	14,663	15,443	15,974	14,448
Other income (expense), net	612	593	(36)	(457)	22	(56)	(66)	103
Income before income taxes	17,169	17,997	17,311	15,384	14,685	15,387	15,908	14,551
Provision for income taxes	5,176	5,615	5,625	4,931	4,492	5,003	4,952	4,449
Net income	$11,993	$12,382	$11,686	$10,453	$10,193	$10,384	$10,956	$10,102

Net income per share:
Basic	$0.46	$0.47	$0.45	$0.40	$0.39	$0.40	$0.43	$0.40
Diluted	$0.45	$0.47	$0.44	$0.40	$0.39	$0.40	$0.42	$0.39

Shares used to compute net income per share:
Basic	26,164,340	26,083,405	25,921,111	25,850,274	25,815,973	25,757,593	25,620,005	25,573,851
Diluted	26,465,043	26,381,313	26,277,503	26,214,204	26,152,891	26,200,741	26,146,848	26,091,069

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
(dollars in thousands)	2015	2014	2013

Net cash provided by operating activities	$58,557	$57,210	$48,441
Net cash used in investing activities	(63,594)	(63,499)	(58,481)
Net cash provided by financing activities	10,238	7,036	16,111
Effect of exchange rates on cash and cash equivalents	(877)	(457)	209
Net increase in cash and cash equivalents	$4,324	$290	$6,280

Sources of Liquidity

Historically, we have financed our operations and capital expenditures primarily through cash flow from operations and, to a lesser extent, lease financing.

We had cash and cash equivalents of $47.7 million as of December 31, 2015, an increase of $4.3 million from December 31, 2014. The increase in our cash was due primarily to cash generated through operations and exercises of stock options, which were partially reduced by investment activity. We had cash and cash equivalents of $43.3 million as of December 31, 2014, an increase of $0.3 million from December 31, 2013. The increase in our cash was due primarily to cash generated through operations and exercises of stock options, which were partially reduced by investment activity. We had cash and cash equivalents of $43.0 million as of December 31, 2013, an increase of $6.3 million from December 31, 2012. The increase in our cash was due primarily to cash generated through operations and exercises of stock options, which were partially reduced by investment activity.

As of December 31, 2015, the amount of cash and cash equivalents held by foreign subsidiaries was $16.8 million. If these funds are needed for our domestic operations, we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We believe that our existing cash and cash equivalents together with cash generated from operations will be sufficient to meet our working capital expenditure requirements for at least the next 12 months.

Cash Flows from Operating Activities

Cash flow from operating activities during 2015 primarily consisted of net income of $46.5 million, adjusted for certain non-cash items, including depreciation and amortization of $14.1 million and stock-based compensation expense of $6.1 million, partially offset by excess tax benefit from stock-based compensation expense of $5.5 million. The cash flow from operating activities during 2015 compared to 2014 increased $1.3 million due to increases in net income of $4.9 million, depreciation and amortization of $3.0 million, deferred taxes of $4.7 million and stock-based compensation expense of $1.3 million, which were partially offset by a gain on acquisition of $0.3 million, an increase in excess tax benefit from stock-based compensation of $1.1 million, and decreases in amortization of held-to-maturity securities of $0.3 million and changes in operating assets and liabilities of $10.9 million.

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

Cash Flows from Investing Activities

Cash used in investing activities was $63.6 million for the year ended December 31, 2015, consisting of $44.4 million for the purchase of property and equipment primarily to expand our production capacity, $5.0 million for the payments on business acquisitions and $66.4 million for the purchase of marketable securities, which were partially offset by $52.2 million in proceeds from maturities and call redemption of marketable securities.

Cash used in investing activities was $63.5 million for the year ended December 31, 2014, consisting of $43.5 million for the purchase of property and equipment primarily to expand our production capacity, $33.9 million for payments on business acquisitions and $60.2 million for the purchases of marketable securities, which were partially offset by $74.1 million in proceeds from maturities and call redemption of marketable securities.

Cash used in investing activities was $58.5 million for the year ended December 31, 2013, consisting of $18.8 million for the purchase of property and equipment primarily to expand our production capacity and $106.3 million for the purchases of marketable securities, which were partially offset by $66.6 million in proceeds from maturities and call redemption of marketable securities.

Cash Flows from Financing Activities

Cash provided by financing activities was $10.2 million for the year ended December 31, 2015, consisting of excess tax benefit on stock-based compensation of $5.5 million and $6.3 million in proceeds from exercises of stock options, partially offset by $0.2 million for payments of debt and $1.4 million for payments of acquisition-related contingent consideration.

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

Our future capital requirements will depend on many factors, including the following:

•	the revenue growth in Injection Molding (Protomold), CNC Machining (Firstcut) and 3D Printing (Fineline) product lines;

•	costs of operations, including costs relating to expansion and growth;

•	the emergence of competing or complementary technological developments;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual product rights, or participating in litigation-related activities; and

•	the acquisition of businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

Our annual capital expenditures generally have varied between approximately 8% and 19% of annual revenue. We believe future growth capital expenditures, excluding any expenditures for buildings and maintenance capital we might purchase for our operations, are likely to vary between approximately 8% and 12% of annual revenue.

Contractual Obligations

As of December 31, 2015, our contractual obligations and the effect such obligations are expected to have on our liquidity and cash flows in future periods were as follows:

		Payment Due by Period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating leases	$5,717	$2,041	$2,021	$952	$703
Total	$5,717	$2,041	$2,511	$462	$703

The table above reflects only payment obligations that are fixed and determinable. Our commitments for operating leases relate to three of our United States manufacturing facilities, our European sales, customer service and technical support offices, three Alphaform manufacturing and office facilities located in Germany and Finland and our Japan facility. Subsequent to the acquisition of Alphaform, we entered into lease agreements for facilities located in Germany and Finland as referenced above. These obligations are included in the table above.

Financing Arrangements

The following table summarizes our financing arrangements as of December 31, 2015 and 2014:

	December 31,
(in thousands)	2015	2014

Various obligations under capital leases, with interest rates from 6.8% to 7.4%, due in various monthly installments, including interest, through various dates through January 2016, secured by equipment	$-	$149
Less current portion	-	139
Long-term obligation	$-	$10

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

Critical Accounting Policies and Use of Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenue, expenses and related disclosures. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, goodwill, other intangible assets, stock-based compensation, and income taxes. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Management has discussed the development, selection and disclosure of these estimates with the audit committee of our board of directors. Our actual results may differ significantly from these estimates under different assumptions or conditions.

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

Revenue Recognition

We recognize revenue in accordance with ASC 605, Revenue Recognition, which states that revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price to the buyer is fixed or determinable, and (4) collectability is reasonably assured.

Revenue is recognized upon transfer of title and risk of loss, which is generally upon the shipment of parts in our Injection Molding (Protomold), CNC Machining (Firstcut), 3D Printing (Fineline) and Other product lines.

Goodwill

We recognize goodwill in accordance with ASC 350, Intangibles—Goodwill and Other. Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment annually in the fourth quarter of each year, and is tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment charge for goodwill is recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount. As of December 31, 2015 no impairment charges for goodwill have been recognized.

Other Intangible Assets

We recognize other intangibles assets in accordance with ASC 350, Intangibles—Goodwill and Other. Other intangible assets include internally developed software, customer relationships and other intangible assets acquired from an independent party. Other intangible assets with a definite life are amortized over a period ranging from two to 10 years on a straight line basis. Other intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. As of December 31, 2015 no impairment charges for intangible assets have been recognized.

Stock-Based Compensation

We determine our stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation (ASC 718), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors based on the grant date fair value of the award.

Determining the appropriate fair value model and calculating the fair value of stock option grants requires the input of subjective assumptions. We use the Black-Scholes option pricing model to value our stock option awards. Stock-based compensation expense is significant to our consolidated financial statements and is calculated using our best estimates, which involve inherent uncertainties and the application of management’s judgment. Significant estimates include our expected term, stock price volatility and forfeiture rates. If different estimates and assumptions had been used, our common stock valuations could be significantly different and related stock-based compensation expense may be materially impacted.

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

The fair value of each new employee and non-employee director option awarded was estimated on the date of grant for the periods below using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2015			2014			2013

Risk-free interest rate	1.69	-	1.77%	0.43	-	2.14%	1.03	-	1.98%
Expected life (years)	5.50	-	6.50	2.00	-	6.50	5.50	-	6.50
Expected volatility	46.80	-	47.23%	47.29	-	49.30%	49.36	-	53.54%
Expected dividend yield		0%			0%			0%
Weighted average grant date fair value		$32.42			$32.65			$25.86

Our 2012 Employee Stock Purchase Plan (ESPP) allows eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15 percent of their eligible compensation, subject to plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85 percent of the lower of the fair market value of our common stock on the first trading day of the offering period or on the last trading day of the offering period.

The fair value of each offering period was estimated using the Black-Scholes option pricing model with the following assumptions:

	Year ended December 31,
	2015			2014			2013

Risk-free interest rate	0.08	-	0.39%	0.01	-	0.11%	0.11	-	0.13%
Expected life (months)		6.00			6.00			6.00
Expected volatility	29.41	-	37.64%	37.64	-	39.80%	39.80	-	53.32%
Expected dividend yield		0%			0%			0%

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

We recognize stock-based compensation expense on a straight-line basis over the requisite service period. We recorded stock-based compensation expense of $6.1 million, $4.8 million and $3.5 million during the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, we had $7.0 million of unrecognized stock-based compensation costs related to unvested stock options, net of estimated forfeitures, that are expected to be recognized over a weighted average period of 3.1 years. We issued options to purchase 110,335, 116,050 and 187,615 shares of our common stock in 2015, 2014 and 2013, respectively.

In future periods, our stock-based compensation expense is expected to increase due to our existing unrecognized stock-based compensation and the issuance of additional stock-based awards to continue to attract and retain employees and non-employee directors.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, ASC 740 provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Including interest and penalties, we have established a liability for uncertain tax positions of $2.9 million as of December 31, 2015.

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

         On July 9, 2015, the (FASB) voted to approve a deferral of the effective date of ASU 2014-09 by one year to December 15, 2017 for annual reporting periods beginning after that date. The Company is evaluating the application method and the impact of this new standard on our financial statements, but does not expect the impact to be material.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. Under this standard, if a cloud computing arrangement includes a software license, the software license element of the arrangement should be accounted for consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. The Company is required to adopt the new standard on January 1, 2016. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The new standard applies only to inventory for which cost is determined by methods other than last-in, first-out and the retail inventory method, which includes inventory that is measured using first-in, first-out or average cost. Inventory within the scope of this standard is required to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company is required to adopt the new standard on January 1, 2017. The adoption of this standard is not expected to have an impact on the Company’s financial position or results of operations.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16). ASU 2015-16 eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. In addition, separate presentation on the face of the income statement or disclosure in the notes is required regarding the portion of the adjustment recorded in the current period earnings, by line item, that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is to be applied prospectively for measurement period adjustments that occur after the effective date. ASU 2015-16 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2015, and early adoption is permitted. The Company elected to early adopt this standard as of December 31, 2105. Since it is prospective, the impact of ASU 2015-16 on the Company's financial condition and earnings will depend upon the nature of any measurement period adjustments identified in future periods.

On November 20, 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The standard amends the current requirement for organizations to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Instead, organizations will now be required to classify all deferred tax assets and liabilities as noncurrent. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. The Company early adopted this standard during fourth quarter 2015, utilizing retrospective application as permitted. As such, certain prior period amounts have been reclassified to conform to the current presentation. In the Consolidated Balance Sheet as of December 31, 2014, the Company reclassified $0.5 million from current deferred income tax assets to reduce deferred income taxes within non-current liabilities.

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

Foreign Currency Risk

As a result of our foreign operations, we have revenue, expenses, assets and liabilities that are denominated in foreign currencies. We generate revenue and incur production costs and operating expenses in British Pound, Euro and Japanese Yen.

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

We have not used forward contracts or currency borrowings to hedge our exposure to foreign currency risk. Foreign currency risk can be quantified by estimating the change in results of operations or financial position resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would not have a material impact on our financial position, but could have a material impact on our results of operations. We recognized foreign currency losses for the three years ended December 31, 2015, 2014 and 2013 of $0.5 million, $0.4 million and 0.1 million, respectively.

Item 8. Financial Statements and Supplementary Data

Proto Labs, Inc.
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Proto Labs, Inc.

We have audited the accompanying consolidated balance sheets of Proto Labs, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Proto Labs, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Proto Labs, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

February 26, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Proto Labs, Inc.

We have audited Proto Labs, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Proto Labs, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Alphaform AG., the results of which are included in the 2015 consolidated financial statements of Proto Labs, Inc. and constituted approximately 6% of total assets as of December 31, 2015, and 2% of total revenues for the year then ended. Our audit of internal control over financial reporting of Proto Labs, Inc. also did not include an evaluation of the internal control over financial reporting of Alphaform AG.

In our opinion, Proto Labs, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Proto Labs, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015, and our report dated February 26, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

February 26, 2016

Proto Labs, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2015	2014

Assets
Current assets
Cash and cash equivalents	$47,653	$43,329
Short-term marketable securities	33,201	30,706
Accounts receivable, net of allowance for doubtful accounts of $330 and $198 as of December 31, 2015 and December 31, 2014, respectively	36,125	24,226
Inventory	9,771	6,194
Prepaid expenses and other current assets	5,224	3,406
Income taxes receivable	6,028	-
Total current assets	138,002	107,861
Property and equipment, net	125,475	91,626
Goodwill	28,916	28,916
Other intangible assets, net	3,337	4,083
Long-term marketable securities	64,789	54,318
Other long-term assets	517	227
Total assets	$361,036	$287,031

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$13,643	$7,882
Accrued compensation	9,993	6,067
Accrued liabilities and other	2,626	2,718
Income taxes payable	-	1,953
Current portion of long-term debt obligations	-	139
Total current liabilities	26,262	18,759
Long-term deferred tax liabilities	4,240	1,363
Long-term debt obligations	-	10
Other long-term liabilities	2,889	1,360
Total liabilities	33,391	21,492

Shareholders' equity
Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding 0 shares as of December 31, 2015 and December 31, 2014, respectively	-	-
Common stock, $0.001 par value, authorized 150,000,000 shares; issued and outstanding 26,200,718 and 25,838,110 shares as of December 31, 2015 and December 31, 2014, respectively	26	26
Additional paid-in capital	198,835	180,960
Retained earnings	133,996	87,482
Accumulated other comprehensive loss	(5,212)	(2,929)
Total shareholders' equity	327,645	265,539
Total liabilities and shareholders' equity	$361,036	$287,031

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Comprehensive Income
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2015	2014	2013

Statements of Operations:
Revenue	$264,106	$209,583	$163,112
Cost of revenue	109,703	81,182	61,410
Gross profit	154,403	128,401	101,702
Operating expenses
Marketing and sales	39,188	29,144	22,386
Research and development	18,350	16,607	11,863
General and administrative	29,716	22,122	16,154
Total operating expenses	87,254	67,873	50,403
Income from operations	67,149	60,528	51,299
Other income, net	712	3	279
Income before income taxes	67,861	60,531	51,578
Provision for income taxes	21,347	18,896	16,301
Net income	$46,514	$41,635	$35,277

Net income per share:
Basic	$1.79	$1.62	$1.40
Diluted	$1.77	$1.60	$1.36

Shares used to compute net income per share:
Basic	26,005,858	25,692,699	25,198,556
Diluted	26,320,284	26,100,320	25,859,741

Other Comprehensive Loss, net of tax
Foreign currency translation adjustments	$(2,283)	$(1,838)	$(163)
Comprehensive income	$44,231	$39,797	$35,114

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Shareholders' Equity
(In thousands, except share and per share amounts)

	Common Stock		Additional		Accumulated Other
	Shares	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Total

Balance at January 1, 2013	24,803,640	25	147,032	10,570	(928)	156,699
Common shares issued on exercise of options and other	742,467	1	6,495	-	-	6,496
Excess tax benefit from stock option exercises	-	-	9,873	-	-	9,873
Stock-based compensation expense	-	-	3,461	-	-	3,461
Net income	-	-	-	35,277	-	35,277
Other comprehensive income
Foreign currency translation adjustment	-	-	-	-	(163)	(163)
Comprehensive income						35,114
Balance at December 31, 2013	25,546,107	26	166,861	45,847	(1,091)	211,643
Common shares issued on exercise of options and other	292,003	-	4,820	-	-	4,820
Excess tax benefit from stock option exercises	-	-	4,470	-	-	4,470
Stock-based compensation expense	-	-	4,809	-	-	4,809
Net income	-	-	-	41,635	-	41,635
Other comprehensive income
Foreign currency translation adjustment	-	-	-	-	(1,838)	(1,838)
Comprehensive income						39,797
Balance at December 31, 2014	25,838,110	$26	$180,960	$87,482	$(2,929)	$265,539
Common shares issued on exercise of options and other	362,608	-	6,254	-	-	6,254
Excess tax benefit from stock option exercises	-	-	5,539	-	-	5,539
Stock-based compensation expense	-	-	6,082	-	-	6,082
Net income	-	-	-	46,514	-	46,514
Other comprehensive income
Foreign currency translation adjustment	-	-	-	-	(2,283)	(2,283)
Comprehensive income						44,231
Balance at December 31, 2015	26,200,718	$26	$198,835	$133,996	$(5,212)	$327,645

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2015	2014	2013

Operating activities
Net income	$46,514	$41,635	$35,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,126	11,138	7,569
Stock-based compensation expense	6,082	4,809	3,461
Deferred taxes	2,837	(1,875)	467
Excess tax benefit from stock-based compensation	(5,539)	(4,470)	(9,873)
Loss on disposal of property and equipment	-	-	110
Gain on acquisition	(344)	-	-
Amortization of held-to-maturity securities	1,234	1,517	1,468
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(11,371)	(5,304)	(2,470)
Inventories	(2,097)	(896)	(579)
Prepaid expenses and other	(2,047)	107	1,630
Income taxes	(2,310)	9,373	8,845
Accounts payable	5,781	1,435	1,651
Accrued liabilities and other	5,691	(259)	885
Net cash provided by operating activities	58,557	57,210	48,441

Investing activities
Purchases of property and equipment	(44,362)	(43,507)	(18,753)
Cash used for acquisitions, net of cash acquired	(5,032)	(33,864)	-
Purchases of marketable securities	(66,393)	(60,186)	(106,298)
Proceeds from maturities of marketable securities	52,193	74,058	66,570
Net cash used in investing activities	(63,594)	(63,499)	(58,481)

Financing activities
Payments on debt	(152)	(1,054)	(258)
Acquisition-related contingent consideration	(1,400)	(1,200)	-
Proceeds from exercises of stock options and other	6,251	4,820	6,496
Excess tax benefit from stock-based compensation	5,539	4,470	9,873
Net cash provided by financing activities	10,238	7,036	16,111
Effect of exchange rate changes on cash and cash equivalents	(877)	(457)	209
Net increase in cash and cash equivalents	4,324	290	6,280
Cash and cash equivalents, beginning of period	43,329	43,039	36,759
Cash and cash equivalents, end of period	$47,653	$43,329	$43,039

Supplemental cash flow disclosure
Cash paid for interest	$5	$19	$35
Cash paid for taxes	$20,330	$11,549	$6,593

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Note 1 — Nature of Business

Organization and business

Proto Labs, Inc. and its subsidiaries (Proto Labs, the Company, we, us, or our) is an online and technology-enabled manufacturer of quick-turn, on-demand 3D-printed, computer numerical control (CNC) machined and injection-molded custom parts for prototyping and short-run production. The Company’s customers are product developers and engineers throughout the world who require a faster and less expensive way to obtain low volumes of parts. The Company’s proprietary technology eliminates most of the time-consuming and expensive skilled labor conventionally required to quote and manufacture parts in low volumes, and its customers conduct nearly all of their business with the Company over the Internet. The Company targets its product lines to the millions of product developers and engineers who use three-dimensional (3D) computer-aided design (CAD) software to design products across a diverse range of end-markets. The Company has established operations in the United States, Europe and Japan, which the Company believes are among the largest geographic markets where these product developers and engineers are located. The Company’s primary manufacturing product lines currently include 3D Printing (Fineline), CNC Machining (Firstcut) and Injection Molding (Protomold). Proto Labs, Inc. is located in Maple Plain, Minnesota. The Company’s subsidiaries are:

Name	Location

PL-US International LLC	United States
Proto Labs Ltd.	United Kingdom
PL Euro Services Ltd.	United Kingdom
PL International UK LLP	United Kingdom
PL International Holding UK Ltd.	United Kingdom
PLJ Ltd.	United Kingdom
Alphaform Ltd.	United Kingdom
PL DE Holding GmbH	Germany
Proto Labs GmbH	Germany
Proto Labs Eschenlohe GmbH	Germany
Alphaform RPI Oy	Finland
Alphaform Sweden AB	Sweden
Proto Labs, G.K.	Japan

Note 2 — Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, as listed within organization and business above. All significant intercompany accounts and transactions have been eliminated in consolidation.

Comprehensive income

Components of comprehensive income include net income and foreign currency translation adjustments. Comprehensive income is disclosed in the accompanying consolidated statements of comprehensive income and consolidated statements of shareholders’ equity.

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

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Cash and cash equivalents

Cash and cash equivalents include cash and other investments, including marketable securities, with maturities of three months or less at the date of purchase. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses on such accounts.

Marketable securities

Marketable securities include held-to-maturity debt securities recorded at amortized cost. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is included in other income, net. Interest on securities classified as held to maturity is included in other income, net. The classification of marketable securities as current or non-current is dependent upon the security’s maturity date. Securities with maturities of three months or less at the time of purchase are categorized as cash equivalents as described above. The Company reviews impairments associated with its marketable securities in accordance with the measurement guidance provided by Accounting Standards Codification (ASC) 320, Investments – Debt and Equity Securities, when determining the classification of impairment as “temporary” or “other-than-temporary.” The factors used to differentiate between temporary and other-than-temporary include assessment of the quality of the security, credit ratings actions and management’s intent to hold the security to maturity as well as other factors.

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

Property, equipment and leasehold improvements

Property, equipment and leasehold improvements are stated at cost. Major improvements that substantially extend an asset’s useful life are capitalized. Repairs, maintenance and minor improvements are charged to operations as incurred. Depreciation, including amortization of leasehold improvements and assets recorded under capital leases, is calculated using the straight-line method over the estimated useful lives of the individual assets and ranges from 3 to 39 years. Manufacturing equipment is depreciated over 3 to 15 years, office furniture and equipment are depreciated over 3 to 7 years, computer hardware and software are depreciated over 3 to 5 years, building costs are depreciated over 39 years, leasehold improvements are depreciated over the estimated lives of the related assets or the life of the lease, whichever is shorter, and building and land improvements are depreciated over 10 to 39 years. Assets not in service are not depreciated until the related asset is put into use.

In August 2015, the Company adjusted the useful lives of its primary production equipment based on experience and condition of current equipment. This change in accounting estimate is accounted for prospectively, and therefore had no effect on property and equipment, net as previously reported. This change was not material.

Goodwill

The Company recognizes goodwill in accordance with ASC 350, Intangibles—Goodwill and Other. Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment annually in the fourth quarter of each year, and is tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment charge for goodwill is recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount.

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

Revenue recognition

The Company recognizes revenue when it is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable and collectability is reasonably assured. Revenue is recognized upon transfer of title and risk of loss, which is generally upon the shipment of parts in our 3D Printing (Fineline), CNC Machining (Firstcut) and Injection Molding (Protomold) product lines. Freight billed to customers is included in revenues, and all freight expenses paid by the Company are included in cost of revenue.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by requiring that individual tax positions are recorded only when they meet a more-likely-than-not criterion. Additionally, ASC 740 provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Advertising costs

Advertising is expensed as incurred and was approximately $10.0 million, $8.5 million and $6.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Research and development

Research and development expenses consist primarily of personnel and outside service costs related to the development of new processes and product lines, enhancement of existing product lines, quality assurance and testing. The Company follows ASC 350-40, Internal-Use Software, in accounting for internally developed software. As of December 31, 2015, 2014 and 2013, all internal use software projects were in the post-implementation/operation stage and therefore, no software development costs were capitalized. Research and development costs were approximately $18.4 million, $16.6 million and $11.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Foreign currency translation/transactions

The Company translated the balance sheets of its foreign subsidiaries at period-end exchange rates and the income statement at the average exchange rates in effect throughout the period. The Company has recorded the translation adjustment as a separate component of consolidated shareholders’ equity. Foreign currency transaction gains and losses are recognized in the consolidated statements of comprehensive income.

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

In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. Under this standard, if a cloud computing arrangement includes a software license, the software license element of the arrangement should be accounted for consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. The Company is required to adopt the new standard on January 1, 2016. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The new standard applies only to inventory for which cost is determined by methods other than last-in, first-out and the retail inventory method, which includes inventory that is measured using first-in, first-out or average cost. Inventory within the scope of this standard is required to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company is required to adopt the new standard on January 1, 2017. The adoption of this standard is not expected to have an impact on the Company’s financial position or results of operations.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16). ASU 2015-16 eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. In addition, separate presentation on the face of the income statement or disclosure in the notes is required regarding the portion of the adjustment recorded in the current period earnings, by line item, that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is to be applied prospectively for measurement period adjustments that occur after the effective date. ASU 2015-16 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2015, and early adoption is permitted. The Company elected to early adopt this standard as of December 31, 2015. Since it is prospective, the impact of ASU 2015-16 on the Company's financial condition and earnings will depend upon the nature of any measurement period adjustments identified in future periods.

On November 20, 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The standard amends the current requirement for organizations to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Instead, organizations will now be required to classify all deferred tax assets and liabilities as noncurrent. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. The Company early adopted this standard during fourth quarter 2015, utilizing retrospective application as permitted. As such, certain prior period amounts have been reclassified to conform to the current presentation. In the Consolidated Balance Sheet as of December 31, 2014, the Company reclassified $0.5 million from current deferred income tax assets to reduce deferred income taxes within non-current liabilities.

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

The following table presents the calculation of net income per basic and diluted share attributable to common shareholders:

	Year Ended December 31,
(in thousands, except share and per share amounts)	2015	2014	2013

Net Income	$46,514	$41,635	$35,277

Basic - weighted-average shares outstanding:	26,005,858	25,692,699	25,198,556
Effect of dilutive securities:
Employee stock options and other	314,426	407,621	661,185
Diluted - weighted-average shares outstanding:	26,320,284	26,100,320	25,859,741
Net income per share attributable to common shareholders:
Basic	$1.79	$1.62	$1.40
Diluted	$1.77	$1.60	$1.36

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Note 4 – Business Combinations

On October 1, 2015, the Company acquired certain assets, including shares of select subsidiaries, of Alphaform AG (Alphaform) through insolvency proceedings administered through the Insolvency Court of Munich, Germany. Included in the acquisition were select assets of Alphaform AG and Alphaform Claho GmbH and shares of Alphaform RPI Oy and Alphaform Ltd., for $5.0 million net cash consideration, which was funded with cash available in the United States and Europe. The operations of Alphaform will be integrated into the operations of the Company.

Alphaform is a leading service bureau headquartered in Feldkirchen (Munich), Germany and also has locations in Eschenlohe, Germany; Rusko, Finland and Reading, UK. Alphaform produces high-quality parts using stereolithography (SL), selective laser sintering (SLS) and direct metal laser sintering (DMLS) technologies as well as injection molding capabilities and other production processes. The revenue associated with these processes will be reported under the 3D Printing, Injection Molding and Other product lines.

The results of Alphaform since the date of acquisition and pro forma disclosures of the consolidated results of the Company with the full year effects of Alphaform have not been separately presented since the impact to the Company's results of operations was not material.

The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805. Because Alphaform was insolvent, the fair value of the assets purchased and liabilities assumed exceeded the fair value of consideration paid, which resulted in a bargain purchase gain of $0.3 million. The bargain purchase gain has been recorded in Other Income, Net in the Consolidated Statement of Comprehensive Income for the year ended December 31, 2015. As of December 31, 2015, this allocation for Alphaform is final as it relates to the valuation of certain working capital accounts, intangible assets and taxes. The final allocation of the purchase price to assets acquired and liabilities assumed is as follows:

(in thousands)
Assets acquired:
Current assets	$2,766
Other long-term assets	3,876
Total assets acquired	6,642

Liabilities assumed:
Current liabilities	1,266
Total liabilities assumed	1,266
Net assets acquired	$5,376

Cash paid	$5,570
Cash acquired	(538)
Total purchase consideration	$5,032
Gain recognized on bargain purchase	$344

On April 23, 2014, the Company acquired 100% of the outstanding shares of FineLine Prototyping, Inc. (FineLine) for $33.9 million net cash consideration, which was funded with cash available in the United States and the sale of $15.5 million of held-to-maturity securities. The shares of FineLine acquired through the Stock Purchase Agreement (the Agreement) were purchased in a private transaction exempt from registration under the Securities Act of 1933 and the operations of FineLine will be integrated into the operations of the Company. Under the terms of the Agreement, the Company is obligated to make additional cash payments totaling up to $3.0 million, contingent upon both the achievement of 2014 revenue goals and certain milestones relating to the integration of FineLine’s operations with the Company. As of December 31, 2015, the Company had made payments of $2.6 million related to the attainment of milestones and as of December 31, 2015, the contingent consideration balance totaled $0.4 million, which is classified under Accrued Liabilities and Other on the Consolidated Balance Sheet.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

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

Consistent with the provisions of ASC 805, Business Combinations (ASC 805), the Company accrued the contingent payment on the date of acquisition after determining its fair value of $3.0 million in arriving at $36.9 million of total consideration, net of cash acquired. The fair value of the contingent consideration was determined by using Level 3 inputs based on the present value of various payout scenarios, weighted on the basis of probability. The contingent payment continues to be remeasured to fair value at each reporting period with changes in fair value reflected in the Consolidated Statements of Comprehensive Income.

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

Proto Labs, Inc.

Notes to Consolidated Financial Statements

The FineLine acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805. The final allocation of the purchase price to assets acquired and liabilities assumed is as follows:

(in thousands)
Assets acquired:
Current assets	$1,248
Intangible assets	4,580
Goodwill	28,916
Other long-term assets	3,849
Total assets acquired	38,593

Liabilities assumed:
Current liabilities	1,729
Total liabilities assumed	1,729
Net assets acquired	36,864

Cash paid	34,468
Cash acquired	(604)
Net cash consideration	33,864
Contingent consideration	3,000
Total purchase consideration	$36,864

Note 5 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2015 and 2014 were as follows:

	December 31,
(in thousands)	2015	2014

Balance as of the beginning of the period	$28,916	$-
Goodwill acquired during the period	-	28,916
Balance as of the end of the period	$28,916	$28,916

Intangible assets other than goodwill for the years ended December 31, 2015 and 2014 were as follows:

	Year Ended December 31, 2015			Year Ended December 31, 2014				Weighted
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Useful Life (in years)	Average Useful Life Remaining (in years)
Intangible Assets with finite lives:
Marketing assets	$930	$(155)	$775	$930	$(62)	$868	10.0	8.3
Non-compete agreement	190	(158)	32	190	(63)	$127	2.0	0.3
Trade secrets	250	(83)	167	250	(33)	$217	5.0	3.3
Internally developed software	680	(378)	302	680	(151)	$529	3.0	1.3
Customer relationships	2,530	(469)	2,061	2,530	(188)	$2,342	9.0	7.3
Total intangible assets	$4,580	$(1,243)	$3,337	$4,580	$(497)	$4,083

Amortization expense for intangible assets was $0.7 million and $0.5 million for the years ended December 31, 2015 and 2014, respectively.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Estimated aggregated amortization expense based on the current carrying value of the amortizable intangible assets is as follows:

(in thousands)	Estimated Amortization Expense
2016	$682
2017	500
2018	424
2019	391
2020	374
Thereafter	966
Total estimated amortization expense	$3,337

Proto Labs, Inc.

Notes to Consolidated Financial Statement

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

The Company’s cash equivalents measured at fair value as of December 31, 2015 and 2014, respectively, consist of money market mutual funds. The Company determines the fair value of these financial assets using Level I inputs.

A summary of financial assets measured at fair value on a recurring basis is as follows:

	December 31, 2015			December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Financial Assets:
Cash and cash equivalents
Money market mutual fund	$11,896	$-	$-	$6,129	$-	$-
Total	$11,896	$-	$-	$6,129	$-	$-

Note 7 – Marketable Securities

The Company invests in short-term and long-term agency, municipal, corporate, commercial paper and other debt securities. The securities are categorized as held-to-maturity and are recorded at amortized cost. Categorization as held-to-maturity is based on the Company’s ability and intent to hold these securities to maturity. Information regarding the Company’s short-term and long-term marketable securities as of December 31, 2015 and 2014 is as follows:

	December 31, 2015
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government agency securities	$26,784	$2	$(99)	$26,687
Corporate debt securities	28,133	-	(114)	28,019
Commercial paper	1,497	-	(2)	1,495
U.S. municipal securities	35,667	8	(56)	35,619
Certificates of deposit/time deposits	5,909	2	(11)	5,900
Total marketable securities	$97,990	$12	$(282)	$97,720

Proto Labs, Inc.

Notes to Consolidated Financial Statements

	December 31, 2014
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government agency securities	$20,048	$-	$(71)	$19,977
Corporate debt securities	29,316	7	(79)	29,244
U.S. municipal securities	30,004	32	(18)	30,018
Certificates of deposit/time deposits	5,656	5	(15)	5,646
Total marketable securities	$85,024	$44	$(183)	$84,885

Fair values for the corporate debt securities are primarily determined based on quoted market prices (Level 1). Fair values for the U.S. municipal securities, U.S. government agency securities and certificates of deposit are primarily determined using dealer quotes or quoted market prices for similar securities (Level 2).

The Company tests for other than temporary losses on a quarterly basis and has considered the unrealized losses indicated above to be temporary in nature. The investment policy adopted by the Company dictates that only investments in quality, highly rated debt securities are permitted. Those unrealized losses displayed above are the result of macroeconomic factors and are indicative of neither the quality of the underlying security nor the issuer’s ability to pay its debt. The Company intends, and has the ability, to hold the investments to maturity and recover the full principal.

Classification of marketable securities as current or non-current is based upon the security’s maturity date as of the date of these financial statements.

The December 31, 2015 balance of held-to-maturity debt securities by contractual maturity is shown in the following table at amortized cost. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

December 31,
(in thousands)	2015

Due in one year or less	$33,201
Due after one year through five years	64,789
Total marketable securities	$97,990

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Note 8 – Property and Equipment

Property and equipment consists of the following:

	December 31,
(in thousands)	2015	2014

Land	$8,301	$6,825
Buildings and improvements	37,297	29,995
Machinery and equipment	103,205	72,891
Computer hardware and software	13,273	10,738
Leasehold improvements	3,404	3,501
Construction in progress	6,712	4,004
Capital leases - machinery and equipment	-	1,167
Total	172,192	129,121
Accumulated depreciation and amortization	(46,717)	(37,495)
Property and equipment, net	$125,475	$91,626

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $13.4 million, $10.6 million and $7.6 million, respectively.

Note 9 – Inventory

Inventory consists primarily of raw materials, which are recorded at the lower of cost or market using the average-cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.

The Company’s inventory consists of the following:

	December 31,
(in thousands)	2015	2014

Raw materials	$8,589	$5,728
Work in process	1,529	653
Total inventory	10,118	6,381
Allowance for obsolescence	(347)	(187)
Inventory, net of allowance	$9,771	$6,194

Note 10 – Financing Obligations

The Company’s debt consists of the following:

	December 31,
(in thousands)	2015	2014

Various obligations under capital leases, with interest rates from 6.8% to 7.4%, due in various monthly installments, including interest, through various dates through January 2016, secured by equipment	$-	$149
Less current portion	-	139
Long-term obligation	$-	$10

The Company paid the remaining debt balance to be due in January 2016, in December 2015.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Note 11 – Employee Benefit Plans

The Company maintains a 401(k) retirement plan that covers most of its employees. Under the plan, a full-time or regular part-time (over 20 hours/week) employee becomes a participant after completing three months of employment. Employees may elect to contribute up to 50 percent of regular gross pay, subject to federal law limits on the dollar amount that participants may contribute to the plan, each calendar year. The Company matches part of the employee contributions and may make a discretionary contribution to the plan. Total employer contributions were approximately $1.2 million, $0.8 million and $0.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company also sponsors a defined contribution retirement plan that covers the employees of Proto Labs Limited. Total employer contributions were approximately $0.2 million for the year ended December 31, 2015, and immaterial for each of the years ended December 31, 2014 and 2013.

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

Employees purchased 31,905 and 25,393 shares of common stock at an average exercise price of $53.64 and $52.22 during 2015 and 2014, respectively. As of December 31, 2015, 1,325,792 shares remained available for future issuance under the ESPP.

The Company determines its stock-based compensation in accordance with ASC 718, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors based on fair value.

Determining the appropriate fair value model and calculating the fair value of stock option grants requires the input of subjective assumptions. The Company uses the Black-Scholes option pricing model to value its stock option awards. Stock-based compensation expense is calculated using the Company’s best estimates, which involve inherent uncertainties and the application of management’s judgment. Significant estimates include its expected term, fair value of Company common stock, stock price volatility and forfeiture rates.

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

Proto Labs, Inc.

Notes to Consolidated Financial Statements

The following table summarizes stock-based compensation expense for the years ended December 31, 2015, 2014 and 2013, respectively:

	Year Ended December 31,
(in thousands)	2015	2014	2013

Stock options and other	$5,580	$4,386	$3,084
Employee stock purchase plan	502	423	377
Total stock-based compensation expense	$6,082	$4,809	$3,461

Cost of revenue	$513	$386	$316
Operating expenses:
Marketing and sales	1,074	927	610
Research and development	1,285	1,048	754
General and administrative	3,210	2,448	1,781
Total stock-based compensation expense	$6,082	$4,809	$3,461
Income tax benefits	(1,859)	(1,524)	(847)
Total stock-based compensation expense, net of tax	$4,223	$3,285	$2,614

Stock Options

The following table provides the assumptions used in the Black-Scholes option pricing model for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015			2014			2013

Risk-free interest rate	1.69	-	1.77%	0.43	-	2.14%	1.03	-	1.98%
Expected life (years)	5.50	-	6.50	2.00	-	6.50	5.50	-	6.50
Expected volatility	46.80	-	47.23%	47.29	-	49.30%	49.36	-	53.54%
Expected dividend yield		0%			0%			0%
Weighted average grant date fair value		$32.42			$32.65			$25.86

Proto Labs, Inc.

Notes to Consolidated Financial Statements

The following table summarizes stock option activity and the weighted average exercise price for the years ended December 31, 2015, 2014 and 2013:

		Weighted-
		Average
	Stock Options	Exercise Price

Options outstanding at January 1, 2013	1,691,357	$11.11
Granted	187,615	49.69
Exercised	(695,777)	7.79
Cancelled	(39,945)	23.48
Options outstanding at December 31, 2013	1,143,250	19.03
Granted	116,050	72.17
Exercised	(253,544)	13.77
Cancelled	(6,769)	26.23
Options outstanding at December 31, 2014	998,987	26.49
Granted	110,335	67.36
Exercised	(316,761)	14.36
Cancelled	(26,519)	51.72
Options outstanding at December 31, 2015	766,042	$36.52

Exercisable at December 31, 2015	409,301	$19.28

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

      The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013, was $18.6 million, $16.3 million and $33.2 million, respectively. The aggregate intrinsic value represents the cumulative difference between the fair market value of the underlying common stock and the option exercise prices.

For options outstanding at December 31, 2015, the weighted-average remaining contractual term was 6.5 years and the aggregate intrinsic value was $22.2 million. For options exercisable at December 31, 2015, the weighted-average remaining contractual term was 5.3 years and the aggregate intrinsic value was $18.4 million. Refer to the table below for additional information.

The following table summarizes information about stock options outstanding at December 31, 2015:

			Options Outstanding, Vested and Expected to Vest			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)

$0.00	to	$7.85	59,441	2.76	$5.03	59,441	$5.03
	$7.86		206,955	4.98	7.86	206,955	7.86
$7.87	to	$31.43	138,831	6.15	28.19	72,495	27.22
$31.44	to	$47.15	88,146	7.10	45.14	19,504	42.70
$47.16	to	$66.87	96,474	7.87	57.52	36,934	55.87
$66.88	to	$78.59	176,195	8.75	71.54	13,972	78.53

The fair value of share-based payment transactions is recognized in the consolidated statements of comprehensive income. As of December 31, 2015, there was $7.0 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 3.1 years. The total fair value of options vested was $2.8 million, $3.2 million and $2.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Restricted Stock

The 2012 Plan provides for the award of restricted stock or restricted stock units. Restricted stock awards are share settled and restrictions lapse ratably over the vesting period, which is generally a five-year period, beginning on the first anniversary of the grant date, subject to the employee’s continuing service to the Company. For directors, restrictions generally lapse in full on the first anniversary of the grant date.

The following table summarizes restricted stock activity for the years ended December 31, 2015 and 2014:

		Weighted-
		Average
		Grant Date
	Restricted	Fair Value
	Stock Awards	Per Share

Restricted stock at January 1, 2014	-	$-
Granted	77,647	69.18
Restrictions lapsed	(798)	62.68
Forfeited	(275)	62.68
Restricted stock at December 31, 2014	76,574	69.27
Granted	68,580	68.89
Restrictions lapsed	(16,863)	69.25
Forfeited	(3,898)	72.14
Restricted stock at December 31, 2015	124,393	$68.97

As of December 31, 2015, there was $6.6 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 3.7 years.

Employee Stock Purchase Plan

The following table presents the assumptions used to estimate the fair value of the ESPP during the years ended December 31, 2015, 2014 and 2013:

	Year ended December 31,
	2015			2014			2013

Risk-free interest rate	0.08	-	0.39%	0.01	-	0.11%	0.11	-	0.13%
Expected life (months)		6.00			6.00			6.00
Expected volatility	29.41	-	37.64%	37.64	-	39.80%	39.80	-	53.32%
Expected dividend yield		0%			0%			0%

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Note 13 – Commitments

The Company leases property from third parties. The Company leases a portion of its U.S. facilities, and the lease terms expire between July 2017 and May 2018. The Company also leases office space in France, Germany and Italy with terms expiring at various times from 2015 to 2023. The Company leases an office and manufacturing space in Japan, and the initial term expires in November 2021. The Company has the ability to terminate this lease, with no penalty, upon six months’ notice. The Company also leases office and manufacturing space for Alphaform in Germany and Finland with terms expiring at various times from 2016 to 2018.

Future minimum commitments under non-cancelable leases at December 31, 2015, are as follows:

Operating Leases
(in thousands)
Years Ending December 31,
2016	$2,041
2017	1,196
2018	825
2019	490
2020	462
After 2020	703
Total future minimum lease payments	$5,717

Rental expense was approximately $1.4 million, $1.0 million and $1.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 14 – Accumulated Other Comprehensive Income

Other comprehensive income is comprised entirely of foreign currency translation adjustments. The following table presents the changes in accumulated other comprehensive income balances for the years ending December 31, 2015, 2014 and 2013, respectively:

	Year Ended December 31,
(in thousands)	2015	2014	2013

Foreign currency translation adjustments
Balance at beginning of period	$(2,929)	$(1,091)	$(928)
Other comprehensive loss before reclassifications	(2,283)	(1,838)	(163)
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-
Net current-period other comprehensive loss	(2,283)	(1,838)	(163)
Balance at end of period	$(5,212)	$(2,929)	$(1,091)

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Note 15 – Income Taxes

The Company is subject to income tax in multiple jurisdictions and the use of estimates is required to determine the provision for income taxes. For the years ended December 31, 2015, 2014 and 2013, the Company recorded an income tax provision of $21.3 million, $18.9 million and $16.3 million, respectively. The effective income tax rate for the years ended December 31, 2015, 2014 and 2013 was 31.5 percent, 31.2 percent and 31.6 percent, respectively.

The provision for income taxes is based on income before income taxes reported for financial statement purposes. The components of income before income taxes are as follows:

	Year Ended December 31,
(in thousands)	2015	2014	2013

Domestic	$59,421	$51,052	$45,659
Foreign	8,440	9,479	5,919
Total	$67,861	$60,531	$51,578

Significant components of the provision for income taxes for the following periods are as follows:

	Year Ended December 31,
(in thousands)	2015	2014	2013

Current:
Federal	$15,845	$17,413	$13,934
State	1,074	1,185	379
Foreign	1,591	2,149	1,762
Deferred
Federal	2,798	(1,821)	168
State	(38)	(17)	(39)
Foreign	294	130	(335)
Valuation Allowance	(217)	(143)	432
Total	$21,347	$18,896	$16,301

A reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2015	2014	2013

Federal tax statutory rate	35.0%	35.0%	35.0%
State tax (net of federal benefit)	0.5	0.5	0.6
Qualified subsidiary election	0.6	0.2	(0.8)
Valuation allowance against deferred tax assets	(0.3)	(0.2)	0.8
Research and development credit	(2.9)	(0.8)	(1.8)
Foreign rate differential	(1.8)	(2.1)	(1.6)
Tax reserves	1.5	0.4	0.6
Domestic manufacturing deduction	(1.4)	(2.1)	(1.1)
Miscellaneous	0.3	0.3	(0.1)
Total	31.5%	31.2%	31.6%

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

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Significant components of deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2015	2014

Deferred tax assets:
Accrued expenses	$628	$378
Warrants and stock options	2,828	2,152
Intangibles	499	319
Inventories	177	172
Other assets	856	527
Net operating loss	2,409	2,842
Less valuation allowance	(2,625)	(3,048)
Total deferred tax assets	4,772	3,342
Deferred tax liabilities:
Depreciation	(7,945)	(4,246)
Goodwill	(1,067)	(430)
Total deferred tax liabilities	(9,012)	(4,676)
Net deferred tax liability	$(4,240)	$(1,334)

The Company has recorded no U.S. deferred taxes related to the undistributed earnings of its non-U.S. subsidiaries as of December 31, 2015. Such amounts are intended to be reinvested outside of the United States indefinitely. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings. As of December 31, 2015, the Company had accumulated undistributed earnings in non-U.S. subsidiaries of $25.8 million.

As of December 31, 2015, the Company had estimated net operating loss carry forwards of $2.4 million for tax purposes. The net operating losses primarily relate to Japan operations and can be carried forward for ten years but are limited to 65 percent of taxable income. The net operating losses begin to expire at various dates between 2018 and 2023. The Company’s Japan operations are taxed both by local authorities and in the U.S. Accordingly, a portion of Japan’s net operating losses has been recognized as a benefit in the U.S.

The Company establishes valuation allowances for deferred tax assets when, after consideration of all positive and negative evidence, it is considered more-likely-than-not that a portion of the deferred tax assets will not be realized. The Company's valuation allowances of $2.6 million and $3.0 million at December 31, 2015 and December 31, 2014, respectively, reduce the carrying value of deferred tax assets associated with certain net operating loss carry forwards and other assets with insufficient positive evidence for recognition. The decrease in the valuation allowance is primarily attributable to fluctuations in foreign currency and the recognition of net operating losses against Japan’s 2015 taxable income.

The Company files a U.S. federal income tax return and income tax returns in various states and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state, or foreign income tax examinations by tax authorities for years before 2011.

The Company has liabilities related to unrecognized tax benefits totaling $2.8 million and $1.3 million at December 31, 2015 and 2014, respectively, that if recognized would result in a reduction of the Company’s effective tax rate. The liabilities are classified as other long-term liabilities in the accompanying consolidated balance sheets. The Company does not anticipate that total unrecognized tax benefits will materially change in the next twelve months. The Company recognizes interest and penalties related to income tax matters in income tax expense and reports the liability in current or long-term income taxes payable as appropriate. Interest and penalties were immaterial for each of the years ended December 31, 2015, 2014 and 2013.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2015	2014

Balance at beginning of period	$1,295	$695
Additions for tax positions of current year	919	632
Additions for tax positions of prior years	555	344
Decrease related to expiration of statutes of limitations	-	(376)
Balance at period end	$2,769	$1,295

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

The Company’s revenue is derived from its Injection Molding (Protomold), CNC Machining (Firstcut) and 3D Printing (Fineline) product lines. Total revenue by product lines is as follows:

	Year Ended December 31,
(in thousands)	2015	2014	2013

Revenue:
Injection Molding (Protomold)	$163,387	$140,282	$115,069
CNC Machining (Firstcut)	74,368	59,914	48,043
3D Printing (Fineline)	25,132	9,387	-
Other	1,219	-	-
Total revenue	$264,106	$209,583	$163,112

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Revenue from external customers based on the billing location of the end user customer and long-lived assets by geographic region are as follows:

	Year Ended December 31,
(in thousands)	2015	2014	2013

Revenue:
United States	$194,065	$156,033	$119,870
International	70,041	53,550	43,242
Total revenue	$264,106	$209,583	$163,112

	December 31,
(in thousands)	2015	2014

Long-lived assets:
United States	$98,633	$76,923
International	26,842	14,703
Total long-lived assets	$125,475	$91,626

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 framework). Based on the assessment, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting is effective. The Company’s registered public accounting firm’s attestation report on the Company’s internal control over financial reporting is provided in Part II, Item 8 of this Annual Report on Form 10-K.

Management excluded the internal controls of Alphaform from its assessment of internal control over financial reporting as of December 31, 2015 given its acquisition date of Alphaform in October 2015. The operations acquired from Alphaform reside in wholly-owned subsidiaries of the Company whose combined total assets and total revenues excluded from management's assessment represent approximately 6% and 2%, respectively, of the related consolidated financial statements amounts as of the year ended December 31, 2015.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item with respect to Item 401 relating to executive officers is contained in Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant” and with respect to other information relating to our directors will be set forth in our 2016 Proxy Statement under the caption “Proposal 1 — Election of Directors,” which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

The information required by this item under Item 405 of Regulation S-K is incorporated herein by reference to the section titled “Corporate Governance — Section 16(a) Beneficial Ownership Reporting Compliance” of our 2016 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The information required by this item under Items 407 (c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference to the section titled “Corporate Governance” of our 2015 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Item 11. Executive Compensation

Information related to this item is incorporated herein by reference to the sections titled “Compensation Discussion and Analysis,” “Corporate Governance — Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” of our 2016 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information related to security ownership required by this item is incorporated herein by reference to the section titled “Security Ownership of Certain Beneficial Owners and Management” of our 2016 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. Information related to our equity compensation plans required by this item is incorporated herein by reference to the section titled “Compensation Discussion and Analysis – Information Regarding Equity-Based Compensation Plans” of our 2016 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference to the sections titled “Corporate Governance — Certain Relationships and Related Party Transactions,” and “Corporate Governance — Director Independence” of our 2016 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference to the section titled “Fees Paid to Independent Registered Public Accounting Firm” of our 2016 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Proto Labs, Inc.

Date: February 26, 2016	/s/ Victoria M. Holt
Victoria M. Holt
President and Chief Executive Officer (Principal Executive Officer)

Date: February 26, 2016	/s/ John A. Way
John A. Way
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: February 26, 2016	/s/ Victoria M. Holt
Victoria M. Holt
President and Chief Executive Officer and Director (Principal Executive Officer)

Date: February 26, 2016	/s/ John A. Way
John A Way

Chief Financial Officer

(Principal Financial and Accounting Officer)

Chairman of the Board of Directors:

Lawrence J. Lukis*

Directors:

Rainer Gawlick*

John B. Goodman*

Douglas W. Kohrs*

Brian K. Smith*

Sven A. Wehrwein*

*Victoria M. Holt, by signing her name hereto, does hereby sign this document on behalf of each of the above named officers and directors of the registrant pursuant to powers of attorney duly executed by such persons and filed as an exhibit hereto.

Date: February 26, 2016	/s/ Victoria M. Holt
Victoria M. Holt
President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1(1)	Third Amended and Restated Articles of Incorporation of Proto Labs, Inc.
3.2(27)	Articles of Amendment to Third Amended and Restated Articles of Incorporation of Proto Labs, Inc. dated May 20, 2015
3.3(2)	Amended and Restated By-Laws of Proto Labs, Inc.
4.1(3)	Form of certificate representing common shares of Proto Labs, Inc.
10.1(4)#	2012 Long-Term Incentive Plan, as amended as of August 5, 2015
10.2(5)#	Form of Incentive Stock Option Agreement under 2012 Long-Term Incentive Plan
10.3(6)#	Form of Non-Statutory Stock Option Agreement (Directors) under 2012 Long-Term Incentive Plan
10.4(7)#	Form of Non-Statutory Stock Option Agreement (U.S. Employees) under 2012 Long-Term Incentive Plan
10.5(8)#	Form of Non-Statutory Stock Option Agreement (U.K. Employees) under 2012 Long-Term Incentive Plan
10.6(9)#	Employee Stock Purchase Plan
10.7(10)	Stock Subscription Warrant issued to John B. Tumelty
10.8(11)#	2000 Stock Option Plan, as amended
10.9(12)#	Form of Incentive Stock Option Agreement under 2000 Stock Option Plan
10.10(13)#	Form of Non-Statutory Stock Option Agreement (Directors) under 2000 Stock Option Plan
10.11(14)#	Form of Non-Statutory Stock Option Agreement (U.S. Employees) under 2000 Stock Option Plan
10.12(15)#	Form of Non-Statutory Stock Option Agreement (U.S. Employees) under 2000 Stock Option Plan
10.13(16)#	Form of Non-Statutory Stock Option Agreement (U.K. Employees) under 2000 Stock Option Plan
10.14(17)#	Amended and Restated Credit Agreement, dated as of September 30, 2011, between Proto Labs, Inc. and Wells Fargo Bank, N.A.
10.15(18)#	Letter Agreement, dated as of September 9, 2010, between Proto Labs, Inc., and Thomas Pang
10.16(19)#	Form of U.S. Severance Agreement
10.17(20)#	Form of UK Severance Agreement
10.18(21)#	Executive Employment Agreement, dated February 6, 2014, by and between Proto Labs, Inc. and Victoria M. Holt
10.19(22)#	Form of Restricted Stock Agreement under 2012 Long-Term Incentive Plan for the initial grant to Victoria M. Holt
10.20(23)#	Form of Restricted Stock Unit Agreement under 2012 Long-Term Incentive Plan (U.S. Employees)
10.21(24)#	Form of Restricted Stock Unit Agreement under 2012 Long-Term Incentive Plan (U.K. Employees)
10.22(25)#	Form of Restricted Stock United Agreement under 2012 Long-Term Incentive Plan (Directors)
10.23(26)#	Severance Agreement, dated December 18, 2014, by and between Proto Labs, Inc. and John A. Way
10.24(28)#	Form of Severance Agreement with Executive Officers
21.1	Subsidiaries of Proto Labs, Inc.
23.1	Consent of Ernst & Young LLP
24.1	Powers of Attorney
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(2)	Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(3)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed with the Commission on November 3, 2015.
(5)	Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(6)	Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(7)	Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(8)	Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(9)	Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(10)	Incorporated by reference to Exhibit 99.7 to the Company’s Registration Statement on Form S-8 (File No. 333-179651), filed with the Commission on February 23, 2012.
(11)	Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(12)	Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(13)	Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(14)	Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(15)	Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(16)	Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(17)	Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on October 26, 2011.
(18)	Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(19)	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K, filed with the Commission on March 1, 2013.
(20)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed with the Commission on May 8, 2013.
(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the Commission on February 6, 2014.
(22)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed with the Commission on February 6, 2014.
(23)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the Commission on February 12, 2014.
(24)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed with the Commission on February 12, 2014.
(25)	Incorporated by reference to Exhibit 99.6 to the Company's Registration Statement on Form S-8 (file No. 333-194272), filed with the Commission on March 3, 2014.
(26)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the Commission on December 19, 2014.
(27)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the Commission on May 21, 2015.
(28)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the Commission on April 6, 2015.

#	Indicates management contract or compensatory plan or arrangement.
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