Form 10-Q
period 2016-03-31
Proto Labs Inc
filed 2016-05-05
CIK 1443669

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,360,113 shares of Common Stock, par value $0.001 per share, were outstanding at April 29, 2016.

Proto Labs, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Proto Labs, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$50,626	$47,653
Short-term marketable securities	38,804	33,201
Accounts receivable, net of allowance for doubtful accounts of $281 and $330 as of March 31, 2016 and December 31, 2015, respectively	36,152	36,125
Inventory	9,920	9,771
Prepaid expenses and other current assets	6,617	5,224
Income taxes receivable	2,029	6,028
Total current assets	144,148	138,002
Property and equipment, net	130,341	125,475
Goodwill	28,916	28,916
Other intangible assets, net	3,150	3,337
Long-term marketable securities	67,726	64,789
Other long-term assets	554	517
Total assets	$374,835	$361,036

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$13,541	$13,643
Accrued compensation	8,747	9,993
Accrued liabilities and other	1,648	2,626
Total current liabilities	23,936	26,262
Long-term deferred tax liabilities	4,325	4,240
Other long-term liabilities	2,868	2,889
Total liabilities	31,129	33,391

Shareholders' equity
Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding 0 shares as of each of March 31, 2016 and December 31, 2015	-	-
Common stock, $0.001 par value, authorized 150,000,000 shares; issued and outstanding 26,301,688 and 26,200,718 shares as of March 31, 2016 and December 31, 2015, respectively	26	26
Additional paid-in capital	203,490	198,835
Retained earnings	144,658	133,996
Accumulated other comprehensive loss	(4,468)	(5,212)
Total shareholders' equity	343,706	327,645
Total liabilities and shareholders' equity	$374,835	$361,036

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Statements of Operations:
Revenue	$72,568	$58,536
Cost of revenue	32,914	23,282
Gross profit	39,654	35,254
Operating expenses
Marketing and sales	10,942	8,854
Research and development	5,318	4,314
General and administrative	8,251	6,245
Total operating expenses	24,511	19,413
Income from operations	15,143	15,841
Other income (expense), net	625	(457)
Income before income taxes	15,768	15,384
Provision for income taxes	5,106	4,931
Net income	$10,662	$10,453

Net income per share:
Basic	$0.41	$0.40
Diluted	$0.40	$0.40

Shares used to compute net income per share:
Basic	26,222,148	25,850,274
Diluted	26,442,357	26,214,204

Comprehensive Income (net of tax)
Comprehensive income	$11,406	$9,378

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Operating activities
Net income	$10,662	$10,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,789	3,399
Stock-based compensation expense	1,732	1,342
Deferred taxes	89	343
Excess tax benefit from stock-based compensation	(1,310)	(510)
Amortization of held-to-maturity securities	289	305
Changes in operating assets and liabilities:
Accounts receivable	23	(4,363)
Inventories	(62)	(243)
Prepaid expenses and other	(1,557)	(989)
Income taxes	5,296	2,729
Accounts payable	(135)	776
Accrued liabilities and other	(1,872)	2,175
Net cash provided by operating activities	16,944	15,417

Investing activities
Purchases of property and equipment	(8,275)	(6,230)
Purchases of marketable securities	(18,794)	(11,575)
Proceeds from sales and maturities of marketable securities	10,465	11,646
Net cash used in investing activities	(16,604)	(6,159)

Financing activities
Payments on debt	-	(49)
Acquisition-related contingent consideration	(400)	(1,000)
Proceeds from exercises of stock options and other	1,614	878
Excess tax benefit from stock-based compensation	1,310	510
Net cash provided by financing activities	2,524	339
Effect of exchange rate changes on cash and cash equivalents	109	(373)
Net increase in cash and cash equivalents	2,973	9,224
Cash and cash equivalents, beginning of period	47,653	43,329
Cash and cash equivalents, end of period	$50,626	$52,553

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

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. For further information, refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission (SEC) on February 26, 2016.

The accompanying Consolidated Balance Sheet as of December 31, 2015 was derived from the audited Consolidated Financial Statements but does not include all disclosures required by U.S. GAAP for a full set of financial statements. This Form 10-Q should be read in conjunction with the Company’s Consolidated Financial Statements and Notes included in the Annual Report on Form 10-K filed on February 26, 2016 as referenced above.

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

On July 9, 2015, the FASB voted to approve a deferral of the effective date of ASU 2014-09 by one year to December 15, 2017 for annual reporting periods beginning after that date. The Company is evaluating the application method and the impact of this new standard on its financial statements, but does not expect the impact to be material.

In February 2016, the FASB issued ASU 2016-02, Leases, which introduces the balance sheet recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The guidance will be effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. The Company is evaluating the impact of the future adoption of this standard on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, and classification in the statement of cash flows. This guidance will be effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the impact this new guidance will have on its consolidated financial statements.

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

The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended
	March 31,
(in thousands, except share and per share amounts)	2016	2015
Net income	$10,662	$10,453

Basic - weighted-average shares outstanding:	26,222,148	25,850,274
Effect of dilutive securities:
Employee stock options and other	220,209	363,930
Diluted - weighted-average shares outstanding:	26,442,357	26,214,204
Net income per share:
Basic	$0.41	$0.40
Diluted	$0.40	$0.40

Note 4 – Goodwill and Other Intangible Assets

There were no changes in the carrying amount of Goodwill during the three months ended March 31, 2016.

Intangible assets other than Goodwill at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016			December 31, 2015			Useful	Weighted Average
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Life (in years)	Useful Life Remaining (in years)
Intangible Assets with finite lives:
Marketing assets	$930	$(178)	$752	$930	$(155)	$775	10.0	8.1
Non-compete agreement	190	(182)	8	190	(158)	32	2.0	0.1
Trade secrets	250	(96)	154	250	(83)	167	5.0	3.1
Internally developed software	680	(435)	245	680	(378)	302	3.0	1.1
Customer relationships	2,530	(539)	1,991	2,530	(469)	2,061	9.0	7.1
Total intangible assets	$4,580	$(1,430)	$3,150	$4,580	$(1,243)	$3,337

Amortization expense for intangible assets was $0.2 million for each of the three months ended March 31, 2016 and 2015.

Estimated aggregated amortization expense based on the current carrying value of the amortizable intangible assets is as follows:

(in thousands)	Estimated Amortization Expense
Remaining 2016	$495
2017	500
2018	424
2019	391
2020	374
Thereafter	966
Total estimated amortization expense	$3,150

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

A summary of financial assets as of March 31, 2016 and December 31, 2015 measured at fair value on a recurring basis follows:

	March 31, 2016			December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents
Money market mutual fund	$5,941	$-	$-	$11,896	$-	$-
Total	$5,941	$-	$-	$11,896	$-	$-

Note 6 – Marketable Securities

The Company invests in short-term and long-term agency, municipal, corporate and other debt securities. The securities are categorized as held-to-maturity and are recorded at amortized cost. Categorization as held-to-maturity is based on the Company’s ability and intent to hold these securities to maturity. Information regarding the Company’s short-term and long-term marketable securities as of March 31, 2016 and December 31, 2015 is as follows:

	March 31, 2016
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. municipal securities	$37,517	$19	$(24)	$37,512
Corporate debt securities	30,059	21	(18)	30,062
U.S. government agency securities	31,050	11	(9)	31,052
Certificates of deposit/time deposits	6,405	19	-	6,424
Commercial paper	1,499	-	-	1,499
Total marketable securities	$106,530	$70	$(51)	$106,549

	December 31, 2015
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. municipal securities	$35,667	$8	$(56)	$35,619
Corporate debt securities	28,133	-	(114)	28,019
U.S. government agency securities	26,784	2	(99)	26,687
Certificates of deposit/time deposits	5,909	2	(11)	5,900
Commercial paper	1,497	-	(2)	1,495
Total marketable securities	$97,990	$12	$(282)	$97,720

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

The March 31, 2016 balance of held-to-maturity debt securities by contractual maturity is shown in the following table at amortized cost. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

March 31,
(in thousands)	2016
Due in one year or less	$38,804
Due after one year through five years	67,726
Total marketable securities	$106,530

Note 7 – Inventory

Inventory consists primarily of raw materials, which are recorded at the lower of cost or market using the average-cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.

The Company’s inventory consisted of the following as of the dates indicated:

	March 31,	December 31,
(in thousands)	2016	2015
Raw materials	$8,766	$8,589
Work in process	1,466	1,529
Total inventory	10,232	10,118
Allowance for obsolescence	(312)	(347)
Inventory, net of allowance	$9,920	$9,771

Note 8 – Stock-Based Compensation

Under the 2012 Long-Term Incentive Plan (2012 Plan), the Company has the ability to grant stock options, stock appreciation rights (SARs), restricted stock, stock units, other stock-based awards and cash incentive awards. Awards under the 2012 Plan have a maximum term of ten years from the date of grant. The compensation committee may provide that the vesting or payment of any future awards will be subject to the attainment of specified performance measures in addition to the satisfaction of any continued service requirements and the compensation committee will determine whether such measures have been achieved. The per share exercise price of stock options and SARs granted under the 2012 Plan generally may not be less than the fair market value of a share of our common stock on the date of the grant.

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

Stock-Based Compensation Expense

Stock-based compensation expense was $1.7 million and $1.3 million for the three months ended March 31, 2016 and 2015, respectively.

Stock Options

A summary of stock option activity during the three months ended March 31, 2016 is as follows:

		Weighted-
		Average
	Stock Options	Exercise Price
Options outstanding at December 31, 2015	766,042	$36.52
Granted	104,960	57.88
Exercised	(111,796)	14.44
Forfeited	-	-
Options outstanding at March 31, 2016	759,206	$42.72

Exercisable at March 31, 2016	350,415	$27.30

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

The weighted-average grant date fair value of options that were granted during the three months ended March 31, 2016 was $26.44.

The following table provides the assumptions used in the Black-Scholes pricing model valuation of options during the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31,
	2016	2015
Risk-free interest rate	1.53%	1.77%
Expected life (years)	6.50	6.50
Expected volatility	44.38%	47.23%
Expected dividend yield	0%	0%

As of March 31, 2016, there was $9.0 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.5 years.

Restricted Stock

Restricted stock awards are share settled awards and restrictions lapse ratably over the vesting period, which is generally a five-year period, beginning on the first anniversary of the grant date, subject to the employee's continuing service to the Company. For directors, restrictions generally lapse in full on the first anniversary of the grant date.

A summary of restricted stock activity during the three months ended March 31, 2016 is as follows:

		Weighted-
		Average
		Grant Date
	Restricted	Fair Value
	Stock	Per Share
Restricted stock at December 31, 2015	124,393	$68.97
Granted	47,965	57.88
Restrictions lapsed	(11,870)	73.44
Forfeited	-	-
Restricted stock at March 31, 2016	160,488	$65.33

As of March 31, 2016, there was $8.7 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 3.9 years.

Employee Stock Purchase Plan

The following table presents the assumptions used to estimate the fair value of the ESPP during the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31,
	2016	2015
Risk-free interest rate	0.39%	0.08%
Expected life (months)	6.00	6.00
Expected volatility	29.41%	37.64%
Expected dividend yield	0%	0%

Note 9 – Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised entirely of foreign currency translation adjustments. The following table presents the changes in accumulated other comprehensive income (loss) balances during the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended
	March 31,
(in thousands)	2016	2015
Foreign currency translation adjustments
Balance at beginning of period	$(5,212)	$(2,929)
Other comprehensive loss before reclassifications	744	(1,075)
Amounts reclassified from accumulated other comprehensive income (loss)	-	-
Net current-period other comprehensive loss	744	(1,075)
Balance at end of period	$(4,468)	$(4,004)

Note 10 – Income Taxes

The Company is subject to income tax in multiple jurisdictions and the use of estimates is required to determine the provision for income taxes. For the three months ended March 31, 2016 and 2015, the Company recorded an income tax provision of $5.1 million and $4.9 million, respectively. The income tax provision is based on the estimated annual effective tax rate for the year applied to pre-tax income. The effective income tax rate for the three months ended March 31, 2016 was 32.4 percent compared to 32.1 percent in the same period of the prior year.

The effective income tax rate for the three months ended March 31, 2016 differs from the U.S. federal statutory rate of 35 percent due primarily to the mix of income earned in domestic and foreign tax jurisdictions and deductions and credits for which the Company qualifies.

The Company had liabilities related to unrecognized tax benefits totaling $2.9 million and $2.8 million at March 31, 2016 and December 31, 2015, respectively, all of which, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and penalties related to income tax matters in income tax expense, and reports the liability in current or long-term income taxes payable as appropriate.

Note 11 – Revenue and Geographic Information

The Company’s revenue is primarily derived from its Injection Molding (Protomold), CNC Machining (Firstcut) and 3D Printing (Fineline) product lines. Total revenue by product line is as follows:

	Three Months Ended March 31,
(in thousands)	2016	2015
Revenue:
Injection Molding (Protomold)	$43,169	$37,618
CNC Machining (Firstcut)	18,875	16,370
3D Printing (Fineline)	9,110	4,548
Other	1,414	-
Total revenue	$72,568	$58,536

Revenue to external customers based on the billing location of the end user customer and long-lived assets by geographic region are as follows:

	Three Months Ended March 31,
(in thousands)	2016	2015
Revenue:
United States	$50,567	$44,845
International	22,001	13,691
Total revenue	$72,568	$58,536

	March 31,	December 31,
(in thousands)	2016	2015
Long-lived assets:
United States	$102,153	$98,633
International	28,188	26,842
Total long-lived assets	$130,341	$125,475

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Overview

We are a leading online and technology-enabled manufacturer of quick-turn, on-demand 3D printed, CNC-machined and injection-molded custom parts for prototyping and low-volume production. We provide “Real Parts, Really Fast” to product developers and engineers worldwide, who are under increasing pressure to bring their finished products to market faster than their competition. We believe custom parts manufacturing has historically been an underserved market due to the inefficiencies inherent in the quotation, equipment set-up and non-recurring engineering processes required to produce custom parts. Our proprietary technology eliminates most of the time-consuming and expensive skilled labor conventionally required to quote and manufacture parts. Our customers conduct nearly all of their business with us over the Internet. We target our products to the millions of product developers and engineers who use three-dimensional computer-aided design (3D CAD) software to design products across a diverse range of end-markets.

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

Injection Molding (Protomold)

Our Injection Molding (Protomold) product line uses our 3D CAD-to-CNC machining technology for the automated design and manufacture of thermoplastic, metal, or liquid silicone injection molds, which are then used to produce custom injection-molded parts on commercially available equipment. Our Injection Molding (Protomold) product line is used for prototype, on-demand and low-volume production. Prototype quantities typically range from 25 to 100 parts. Because we retain possession of the molds, customers who need low-volume production often come back to Proto Labs’ Injection Molding product line for additional quantities typically ranging up to 10,000 parts or more. They do so to support pilot production while their tooling for high-volume production is being prepared, because they need on-demand manufacturing due to disruptions in their manufacturing process, because their product will only be released in a limited quantity, or because they need end-of-life production support. These additional part orders typically occur on approximately half of the molds that we make, typically accounting for approximately half of our total Injection Molding (Protomold) revenue.

CNC Machining (Firstcut)

Our CNC Machining (Firstcut) product line includes both CNC-machined and CNC-turned (lathe) parts, and uses commercially available CNC machines to cut plastic or metal blocks or bars into one or more custom parts based on the 3D CAD model uploaded by the product developer or engineer. Our efficiencies derive from the automation of the programming of these machines and a proprietary fixturing process. The CNC Machining (Firstcut) product line is well suited to produce small quantities, typically in the range of one to 200 parts.

3D Printing (Fineline)

Our 3D Printing (Fineline) includes stereolithography (SL), selective laser sintering (SLS) and direct metal laser sintering (DMLS) processes, which offers customers a wide-variety of high-quality, precision rapid prototyping and low volume production. These processes create parts with a high level of accuracy, detail, strength and durability. 3D Printing is well suited to produce small quantities, typically in the range of one to 50 parts.

Key Financial Measures and Trends

Revenue

The Company’s operations are comprised of three geographic business units in the United States, Europe and Japan, which we believe are three of the largest geographic markets where product developers and engineers are located. Revenue within our United States and Europe business units is derived from our Injection Molding (Protomold), CNC Machining (Firstcut) and 3D Printing (Fineline) product lines. Revenue within our Japan business unit is derived from our Injection Molding (Protomold) and CNC Machining (Firstcut) product lines. Our historical and current efforts to increase revenue have been directed at gaining new customers and selling to our existing customer base by:

●	increasing marketing and selling activities;

●	introducing our CNC Machining (Firstcut) product line in 2007;

●	expanding internationally, including the opening of our Japanese plant in 2009;

●

offering additional product lines such as 3D Printing (Fineline), through our acquisition of FineLine Prototyping, Inc. (FineLine) in April 2014 and expanded through our acquisition of certain assets, including shares of select subsidiaries, of Alphaform AG (Alphaform) in 2015;

●	improving the usability of our product lines such as our web-centric applications; and

●	expanding the breadth and scope of our products, for example by adding more sizes and materials to our offerings such as liquid silicone rubber (LSR).

Excluding product developers and engineers gained through the acquisition of Alphaform, during the three months ended March 31, 2016, we served 13,249 unique product developers and engineers, an increase of 20% over the same period in 2015.

Cost of Revenue, Gross Profit and Gross Margin

Cost of revenue consists primarily of raw materials, employee compensation, benefits, stock-based compensation, equipment depreciation, facilities costs and overhead allocations associated with the manufacturing process for molds and custom parts. We expect cost of revenue to increase in absolute dollars, but remain relatively constant as a percentage of total revenue.

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

Our recent growth in operating expenses is mainly due to higher headcounts to support our growth and expansion, and we expect that trend to continue. Our business strategy is to continue to be a leading online and technology-enabled manufacturer of quick-turn, on-demand 3D printed, CNC-machined and injection-molded custom parts for prototyping and low-volume production. For us to achieve our goals, we anticipate continued substantial investments in technology and personnel, resulting in increased operating expenses.

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

Other Income (Expense), Net

Other income (expense), net primarily consists of foreign currency-related gains and losses and interest income on cash balances and investments. Our foreign currency-related gains and losses will vary depending upon movements in underlying exchange rates. Our interest income will vary each reporting period depending on our average cash balances during the period, composition of our marketable security portfolio and the current level of interest rates.

Provision for Income Taxes

Provision for income taxes is comprised of federal, state, local and foreign taxes based on pre-tax income. We expect income taxes to increase as our taxable income increases and we expect our effective tax rate to remain relatively constant.

Results of Operations

The following table sets forth a summary of our results of operations and the related changes for the periods indicated. The results below are not necessarily indicative of the results for future periods.

	Three Months Ended March 31,				Change
(dollars in thousands)	2016		2015		$	%
Revenue	$72,568	100.0%	$58,536	100.0%	$14,032	24.0%
Cost of revenue	32,914	45.4	23,282	39.8	9,632	41.4
Gross profit	39,654	54.6	35,254	60.2	4,400	12.5
Operating expenses:
Marketing and sales	10,942	15.1	8,854	15.1	2,088	23.6
Research and development	5,318	7.3	4,314	7.4	1,004	23.3
General and administrative	8,251	11.4	6,245	10.6	2,006	32.1
Total operating expenses	24,511	33.8	19,413	33.1	5,098	26.3
Income from operations	15,143	20.8	15,841	27.1	(698)	(4.4)
Other income (expense), net	625	0.9	(457)	(0.8)	1,082	*
Income before income taxes	15,768	21.7	15,384	26.3	384	2.5
Provision for income taxes	5,106	7.0	4,931	8.4	175	3.5
Net income	$10,662	14.7%	$10,453	17.9%	$209	2.0%

 * Percentage change not meaningful

Stock-based compensation expense included in the statements of operations data above is as follows:

	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Stock options and restricted stock	$1,604	$1,219
Employee stock purchase plan	127	123
Total stock-based compensation expense	$1,731	$1,342

Cost of revenue	$130	$111
Operating expenses:
Marketing and sales	278	236
Research and development	294	294
General and administrative	1,029	701
Total stock-based compensation expense	$1,731	$1,342

Comparison of Three Months Ended March 31, 2016 and 2015

Revenue

Revenue by product line and the related changes for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016		2015		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Injection Molding (Protomold)	$43,169	59.5%	$37,618	64.3%	$5,551	14.8%
CNC Machining (Firstcut)	18,875	26.0	16,370	28.0	2,505	15.3
3D Printing (Fineline)	9,110	12.6	4,548	7.7	4,562	100.3
Other	1,414	1.9	-	-	1,414	100.0
Total revenue	$72,568	100.0%	$58,536	100.0%	$14,032	24.0%

Revenue by geographic region, based on the billing location of the end customer, for the three months ended March 31, 2016 and 2015 is summarized as follows:

	Three Months Ended March 31,
	2016		2015		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
United States	$50,567	69.7%	$44,845	76.6%	$5,722	12.8%
International	22,001	30.3	13,691	23.4	8,310	60.7
Total revenue	$72,568	100.0%	$58,536	100.0%	$14,032	24.0%

Our revenue increased $14.0 million, or 24.0%, for the three months ended March 31, 2016 compared to the same period in 2015. By geographic region, this revenue growth was driven by a 12.8% increase in United States revenue and a 60.7% increase in international revenue, which includes $4.9 million in revenue from our acquisition of Alphaform in October 2015. By product line, this revenue growth was driven by a 14.8% increase in Injection Molding (Protomold) revenue, a 15.3% increase in CNC Machining (Firstcut) revenue, and a 100.3% increase in 3D Printing (Fineline) revenue, which includes a $2.5 million increase in revenue from the Alphaform acquisition, in each case for the three months ended March 31, 2016 compared to the same period in 2015.

Our revenue growth during the three months ended March 31, 2016 was the result of revenue gained through our acquisition of Alphaform as well as an increased number of the product developers and engineers we served. During the three months ended March 31, 2016, excluding product developers and engineers gained through the acquisition of Alphaform, we served 13,249 unique product developers and engineers, an increase of 20% over the same period in 2015. Average revenue per product developer or engineer, excluding product developers and engineers gained through the acquisition of Alphaform, decreased 4% during the three months ended March 31, 2016 when compared to the same period in 2015.

Our revenue increases were primarily driven by increases in sales personnel and marketing activities and revenue earned as a result of our acquisition of Alphaform in October 2015. Our sales personnel focus on gaining new customer accounts and expanding the depth and breadth into existing customer accounts. Our marketing personnel focus on marketing activities that have proven to result in the greatest number of customer prospects to support sales activity.

International revenue was negatively impacted by $0.4 million in foreign currency movements for the three months ended March 31, 2016 compared to the same period in 2015 due primarily to the strengthening of the United States dollar relative to the British Pound. The effect of pricing changes on revenue was negligible for the three months ended March 31, 2016 compared to the same period in 2015.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $9.6 million, or 41.4%, for the three months ended March 31, 2016 compared to the same period in 2015, which was faster than the rate of revenue increase of 24.0% for the three months ended March 31, 2016 compared to the same period in 2015. The increase in cost of revenue resulted from the growth of the business including the Alphaform acquisition, and was due to raw material and production cost increases of $3.5 million to support increased sales volumes, an increase in direct labor headcount resulting in personnel and related cost increases of $4.8 million and equipment and facility-related cost increases of $1.3 million.

Gross Profit and Gross Margin. Gross profit increased from $35.3 million, or 60.2% of revenues, in the three months ended March 31, 2015 to $39.7 million, or 54.6% of revenue, in the three months ended March 31, 2016 primarily due to increases in revenue offset by the cost of revenue as discussed above. Gross margin decreased primarily as a result of lower margins in our Alphaform business as well as increases in investments of additional manufacturing capacity and the impact of fluctuations in foreign currency exchange rates.

Operating Expenses, Other Income (Expense), net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expenses increased $2.1 million, or 23.6%, during the three months ended March 31, 2016 compared to the same period in 2015 due primarily to an increase in headcount resulting in personnel and related cost increases of $2.0 million and marketing program cost increases of $0.1 million.

Research and Development. Our research and development expenses increased $1.0 million, or 23.3%, during the three months ended March 31, 2016 compared to the same period in 2015 due to an increase in headcount resulting in personnel and related cost increases of $0.9 million and professional services cost increases of $0.1 million.

General and Administrative. Our general and administrative expenses increased $2.0 million, or 32.1%, during the three months ended March 31, 2016 compared to the same period in 2015 due to an increase in headcount, including additions of Alphaform personnel, resulting in personnel and related cost increases of $1.0 million, stock-based compensation cost increases of $0.3 million, administrative cost increases of $0.5 million and professional services cost increases of $0.2 million.

Other Income (Expense), net. We recognized other income, net of $0.6 million for the three months ended March 31, 2016, an increase of $1.1 million when compared to other expense, net of $0.5 million for the three months ended March 31, 2015. The increase is primarily due to changes in foreign currency rates. Other income, net includes $0.4 million in foreign currency exchange gains for the three months ended March 31, 2016 compared to $0.6 million in foreign currency exchange losses in the same period of the prior year.

Provision for Income Taxes. Our effective tax rate of 32.4% for the three months ended March 31, 2016 increased 0.3% when compared to 32.1% for the same period in 2015. The increase in the effective tax rate is primarily due to a change in the mix of income earned in domestic and foreign jurisdictions in the quarter ended March 31, 2016 when compared to the quarter ended March 31, 2015. As a result of an increase in income before income taxes, our income tax provision increased by $0.2 million to $5.1 million for the three months ended March 31, 2016 compared to our income tax provision of $4.9 million for the three months ended March 31, 2015.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Net cash provided by operating activities	$16,944	$15,417
Net cash used in investing activities	(16,604)	(6,159)
Net cash provided by financing activities	2,524	339
Effect of exchange rates on cash and cash equivalents	109	(373)
Net increase in cash and cash equivalents	$2,973	$9,224

Sources of Liquidity

Historically we have primarily financed our operations and capital expenditures primarily through cash flow from operations. We had cash and cash equivalents of $50.6 million as of March 31, 2016, an increase of $3.0 million from December 31, 2015. The increase in our cash was primarily due to cash generated through operations and, to a lesser extent, proceeds from exercises of stock options and purchases through our employee stock purchase plan, which were partially offset by investing activity.

Cash Flows from Operating Activities

Cash flows from operating activities were $16.9 million during the three months ended March 31, 2016 and primarily consisted of net income of $10.7 million, adjusted for certain non-cash items, including depreciation and amortization of $3.8 million, stock-based compensation expense of $1.7 million, amortization of held-to-maturity securities of $0.3 million and deferred taxes of $0.1 million, which were partially offset by excess tax benefit from stock-based compensation expense of $1.3 million. Cash flows from operating activities increased $1.5 million during the three months ended March 31, 2016 compared to the same period in 2015 primarily due to increases in net income of $0.2 million, depreciation and amortization of $0.4 million and stock-based compensation expense of $0.4 million, changes in operating assets and liabilities of $1.6 million, which were partially offset by an increase in excess tax benefits of $0.8 million.

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

Cash Flows from Investing Activities

Cash used in investing activities was $16.6 million during the three months ended March 31, 2016, consisting of $8.3 million for the purchases of property and equipment and $18.8 million for the purchases of marketable securities, which were partially offset by $10.5 million in proceeds from maturities and call redemptions of marketable securities.

Cash used in investing activities during the three months ended March 31, 2015 consisted of $6.2 million for the purchases of property and equipment. Purchases of marketable securities for the period were $11.6 million, which were offset by $11.6 million in proceeds from maturities and call redemptions of marketable securities.

Cash Flows from Financing Activities

Cash provided by financing activities was $2.5 million during the three months ended March 31, 2016, consisting of proceeds from exercises of stock options of $1.6 million and $1.3 million in excess tax benefit on stock-based compensation, which were partially offset by $0.4 million for acquisition-related contingent consideration payments.

Cash provided by financing activities was $0.3 million for the three months ended March 31, 2015, consisting of proceeds from exercises of stock options of $0.9 million and $0.5 million in excess tax benefit on stock-based compensation, which were partially offset by $1.0 million for payments of acquisition-related contingent consideration and $0.1 million for payments of debt.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Critical Accounting Policies and Use of Estimates

We have adopted various accounting policies to prepare the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Our significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. There were no material changes in our significant accounting policies during the three months ended March 31, 2016.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Note 2 to the consolidated financial statements appearing in Part I, Item 1 in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

As a result of our foreign operations, we have revenue, expenses, assets and liabilities that are denominated in foreign currencies. We generate revenue and incur production costs and operating expenses in British Pounds, Euros and Japanese Yen.

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

We have not used forward contracts or currency borrowings to hedge our exposure to foreign currency risk. Foreign currency risk can be quantified by estimating the change in results of operations or financial position resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would generally not have a material impact on our financial position, but could have a material impact on our results of operations. We recognized foreign currency gains of $0.4 million in the three months ended March 31, 2016. We recognized foreign currency losses of $0.6 million in the three months ended March 31, 2015.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors we previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Proto Labs, Inc.

Date: May 5, 2016	/s/ Victoria M. Holt
Victoria M. Holt
President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2016	/s/ John A. Way
John A. Way
Chief Financial Officer (Principal Financial Officer)