Form 10-Q
period 2016-06-30
Proto Labs Inc
filed 2016-08-04
CIK 1443669

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Large accelerated filer☑		Accelerated filer☐

Non-accelerated filer☐	(Do not check if a smaller reporting company)	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes ☑No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,420,518 shares of Common Stock, par value $0.001 per share, were outstanding at July 27, 2016.

Proto Labs, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Proto Labs, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$57,331	$47,653
Short-term marketable securities	39,216	33,201
Accounts receivable, net of allowance for doubtful accounts of $397 and $330 as of June 30, 2016 and December 31, 2015, respectively	34,486	36,125
Inventory	9,901	9,771
Prepaid expenses and other current assets	5,468	5,224
Income taxes receivable	2,005	6,028
Total current assets	148,407	138,002
Property and equipment, net	138,685	125,475
Goodwill	28,916	28,916
Other intangible assets, net	2,980	3,337
Long-term marketable securities	67,730	64,789
Other long-term assets	1,305	517
Total assets	$388,023	$361,036

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$11,435	$13,643
Accrued compensation	9,753	9,993
Accrued liabilities and other	2,491	2,626
Total current liabilities	23,679	26,262
Long-term deferred tax liabilities	4,632	4,240
Other long-term liabilities	2,928	2,889
Total liabilities	31,239	33,391

Shareholders' equity
Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding 0 shares as of each of June 30, 2016 and December 31, 2015	-	-
Common stock, $0.001 par value, authorized 150,000,000 shares; issued and outstanding 26,415,690 and 26,200,718 shares as of June 30, 2016 and December 31, 2015, respectively	26	26
Additional paid-in capital	208,021	198,835
Retained earnings	155,349	133,996
Accumulated other comprehensive loss	(6,612)	(5,212)
Total shareholders' equity	356,784	327,645
Total liabilities and shareholders' equity	$388,023	$361,036

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Comprehensive Income
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Statements of Operations:
Revenue	$74,961	$63,969	$147,529	$122,505
Cost of revenue	32,715	26,419	65,629	49,701
Gross profit	42,246	37,550	81,900	72,804
Operating expenses
Marketing and sales	11,453	9,502	22,395	18,356
Research and development	5,816	4,397	11,134	8,711
General and administrative	10,126	6,304	18,377	12,549
Total operating expenses	27,395	20,203	51,906	39,616
Income from operations	14,851	17,347	29,994	33,188
Other income (expense), net	1,092	(36)	1,717	(493)
Income before income taxes	15,943	17,311	31,711	32,695
Provision for income taxes	5,252	5,625	10,358	10,556
Net income	$10,691	$11,686	$21,353	$22,139

Net income per share:
Basic	$0.41	$0.45	$0.81	$0.86
Diluted	$0.40	$0.44	$0.80	$0.84

Shares used to compute net income per share:
Basic	26,368,001	25,921,111	26,295,074	25,885,888
Diluted	26,561,148	26,277,503	26,526,629	26,245,135

Comprehensive Income (net of tax)
Comprehensive income	$8,547	$12,960	$19,953	$22,338

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2016	2015

Operating activities
Net income	$21,353	$22,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,147	6,940
Stock-based compensation expense	3,541	2,909
Deferred taxes	403	620
Excess tax benefit from stock-based compensation	(1,916)	(989)
Loss on impairment of assets	455	-
Amortization of held-to-maturity securities	590	632
Other	(1,095)	-
Changes in operating assets and liabilities:
Accounts receivable	1,201	(5,219)
Inventories	(187)	(663)
Prepaid expenses and other	(1,146)	(469)
Income taxes	5,984	(3,687)
Accounts payable	(1,368)	3,377
Accrued liabilities and other	600	2,243
Net cash provided by operating activities	36,562	27,833

Investing activities
Purchases of property and equipment	(22,416)	(15,717)
Purchases of marketable securities	(38,304)	(25,389)
Proceeds from maturities of marketable securities	28,759	24,109
Net cash used in investing activities	(31,961)	(16,997)

Financing activities
Payments on debt	-	(77)
Acquisition-related contingent consideration	(400)	(1,000)
Proceeds from exercises of stock options and other	3,729	2,207
Excess tax benefit from stock-based compensation	1,916	989
Net cash provided by financing activities	5,245	2,119
Effect of exchange rate changes on cash and cash equivalents	(168)	40
Net increase in cash and cash equivalents	9,678	12,995
Cash and cash equivalents, beginning of period	47,653	43,329
Cash and cash equivalents, end of period	$57,331	$56,324

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 – Basis of Presentation

The unaudited interim Consolidated Financial Statements of Proto Labs, Inc. (Proto Labs, the Company, we, us or our) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying financial statements reflect all adjustments necessary for a fair presentation of the Company’s statements of financial position, results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, these adjustments consist of normal, recurring items. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

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

The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share amounts)	2016	2015	2016	2015
Net income	$10,691	$11,686	$21,353	$22,139

Basic - weighted-average shares outstanding:	26,368,001	25,921,111	26,295,074	25,885,888
Effect of dilutive securities:
Employee stock options and other	193,147	356,392	231,555	359,247
Diluted - weighted-average shares outstanding:	26,561,148	26,277,503	26,526,629	26,245,135
Net income per share:
Basic	$0.41	$0.45	$0.81	$0.86
Diluted	$0.40	$0.44	$0.80	$0.84

Note 4 – Goodwill and Other Intangible Assets

There were no changes in the carrying amount of Goodwill during the six months ended June 30, 2016.

Intangible assets other than Goodwill at June 30, 2016 and December 31, 2015 were as follows:

								Weighted
								Average
	June 30, 2016			December 31, 2015				Useful Life
		Accumulated			Accumulated		Useful Life	Remaining
(in thousands)	Gross	Amortization	Net	Gross	Amortization	Net	(in years)	(in years)
Intangible Assets with finite lives:
Marketing assets	$930	$(201)	$729	$930	$(155)	$775	10.0	7.8
Non-compete agreement	190	(190)	-	190	(158)	32	2.0	-
Trade secrets	250	(108)	142	250	(83)	167	5.0	2.8
Internally developed software	680	(492)	188	680	(378)	302	3.0	0.8
Customer relationships	2,530	(609)	1,921	2,530	(469)	2,061	9.0	6.8
Total intangible assets	$4,580	$(1,600)	$2,980	$4,580	$(1,243)	$3,337

Amortization expense for intangible assets in each of the three and six months ended June 30, 2016 and 2015 was $0.2 million and $0.4 million, respectively.

Estimated aggregated amortization expense based on the current carrying value of the amortizable intangible assets is as follows:

(in thousands)	Estimated Amortization Expense
Remaining 2016	$325
2017	500
2018	424
2019	391
2020	374
Thereafter	966
Total estimated amortization expense	$2,980

Note 5 – Fair Value Measurements

ASC 820, Fair Value Measurement (ASC 820), defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that requires classification based on observable and unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

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

A summary of financial assets as of June 30, 2016 and December 31, 2015 measured at fair value on a recurring basis is as follows:

	June 30, 2016			December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents
Money market mutual fund	$5,773	$-	$-	$11,896	$-	$-
Total	$5,773	$-	$-	$11,896	$-	$-

Note 6 – Marketable Securities

The Company invests in short-term and long-term agency, municipal, corporate and other debt securities. The securities are categorized as held-to-maturity and are recorded at amortized cost. Categorization as held-to-maturity is based on the Company’s ability and intent to hold these securities to maturity. Information regarding the Company’s short-term and long-term marketable securities as of June 30, 2016 and December 31, 2015 is as follows:

	June 30, 2016
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. municipal securities	$42,171	$56	$(4)	$42,223
Corporate debt securities	29,488	47	(13)	29,522
U.S. government agency securities	28,848	17	(6)	28,859
Certificates of deposit/time deposits	6,439	29	-	6,468
Total marketable securities	$106,946	$149	$(23)	$107,072

	December 31, 2015
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. municipal securities	$35,667	$8	$(56)	$35,619
Corporate debt securities	28,133	-	(114)	28,019
U.S. government agency securities	26,784	2	(99)	26,687
Certificates of deposit/time deposits	5,909	2	(11)	5,900
Commercial paper	1,497	-	(2)	1,495
Total marketable securities	$97,990	$12	$(282)	$97,720

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

The June 30, 2016 balance of held-to-maturity debt securities by contractual maturity is shown in the following table at amortized cost. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

June 30,
(in thousands)	2016
Due in one year or less	$39,216
Due after one year through five years	67,730
Total marketable securities	$106,946

Note 7 – Inventory

Inventory consists primarily of raw materials, which are recorded at the lower of cost or market using the average-cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.

The Company’s inventory consisted of the following as of the dates indicated:

	June 30,	December 31,
(in thousands)	2016	2015
Raw materials	$8,761	$8,589
Work in process	1,491	1,529
Total inventory	10,252	10,118
Allowance for obsolescence	(351)	(347)
Inventory, net of allowance	$9,901	$9,771

Note 8 – Stock-Based Compensation

Under the Company’s 2012 Long-Term Incentive Plan, as amended (2012 Plan), the Company has the ability to grant stock options, stock appreciation rights (SARs), restricted stock, stock units, other stock-based awards and cash incentive awards. Awards under the 2012 Plan have a maximum term of ten years from the date of grant. The compensation committee may provide that the vesting or payment of any award will be subject to the attainment of specified performance measures in addition to the satisfaction of any continued service requirements and the compensation committee will determine whether such measures have been achieved. The per-share exercise price of stock options and SARs granted under the 2012 Plan generally may not be less than the fair market value of a share of our common stock on the date of the grant.

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

Stock-Based Compensation Expense

Stock-based compensation expense was $1.8 million and $1.6 million for the three months ended June 30, 2016 and 2015, respectively, and $3.5 million and $2.9 million for the six months ended June 30, 2016 and 2015, respectively.

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2016:

		Weighted-
		Average
	Stock Options	Exercise Price
Options outstanding at December 31, 2015	766,042	$36.52
Granted	113,645	58.12
Exercised	(159,029)	17.38
Forfeited	(55,481)	59.22
Options outstanding at June 30, 2016	665,177	$42.89

Exercisable at June 30, 2016	394,999	$32.36

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

The weighted-average grant date fair value of options that were granted during the six months ended June 30, 2016 was $26.62.

The following table provides the assumptions used in the Black-Scholes pricing model valuation of options during the six months ended June 30, 2016 and 2015, respectively:

	Six Months Ended June 30,
	2016			2015
Risk-free interest rate	1.53	-	1.68%	1.69	-	1.77%
Expected life (years)		6.50		5.50	-	6.50
Expected volatility	44.38	-	45.93%	46.80	-	47.23%
Expected dividend yield		0%			0%

As of June 30, 2016, there was $6.8 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.4 years.

Restricted Stock

Restricted stock awards are share-settled awards and restrictions lapse ratably over the vesting period, which is generally a five-year period, beginning on the first anniversary of the grant date, subject to the employee's continuing service to the Company. For directors, restrictions generally lapse in full on the first anniversary of the grant date.

The following table summarizes restricted stock activity during the three months ended June 30, 2016:

		Weighted-
		Average
		Grant Date
	Restricted	Fair Value
	Stock	Per Share
Restricted stock at December 31, 2015	124,393	$68.97
Granted	159,705	59.43
Restrictions lapsed	(40,713)	67.84
Forfeited	(15,120)	64.10
Restricted stock at June 30, 2016	228,265	$62.82

As of June 30, 2016, there was $13.5 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 4.1 years.

Employee Stock Purchase Plan

The following table presents the assumptions used to estimate the fair value of the ESPP during the six months ended June 30, 2016 and 2015, respectively:

	Six Months Ended June 30,
	2016			2015
Risk-free interest rate	0.39	-	0.56%	0.08	-	0.10%
Expected life (months)		6.00			6.00
Expected volatility	29.41	-	49.13%	33.68	-	37.64%
Expected dividend yield		0%			0%

Note 9 – Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised entirely of foreign currency translation adjustments. The following table presents the changes in accumulated other comprehensive income (loss) balances during the three and six months ended June 30, 2016 and 2015, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Foreign currency translation adjustments
Balance at beginning of period	$(4,468)	$(4,004)	$(5,212)	$(2,929)
Other comprehensive loss before reclassifications	(2,144)	1,274	(1,400)	199
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-	-
Net current-period other comprehensive loss	(2,144)	1,274	(1,400)	199
Balance at end of period	$(6,612)	$(2,730)	$(6,612)	$(2,730)

Note 10 – Income Taxes

The Company is subject to income tax in multiple jurisdictions and the use of estimates is required to determine the provision for income taxes. For the three months ended June 30, 2016 and 2015, the Company recorded an income tax provision of $5.3 million and $5.6 million, respectively. For the six months ended June 30, 2016 and 2015, the Company recorded an income tax provision of $10.4 million and $10.6 million, respectively. The income tax provision is based on the estimated annual effective tax rate for the year applied to pre-tax income. The effective income tax rate for the three months ended June 30, 2016 was 32.9 percent compared to 32.5 percent in the same period of the prior year. The effective income tax rate for the six months ended June 30, 2016 was 32.7 percent compared with 32.3 percent in the same period of the prior year.

The effective income tax rate for the three and six months ended June 30, 2016 differs from the U.S. federal statutory rate of 35 percent due primarily to the mix of income earned in domestic and foreign tax jurisdictions and deductions for which the Company qualifies.

The Company has reserves against unrecognized tax benefits totaling $2.9 million and $2.8 million at June 30, 2016 and December 31, 2015, respectively, all of which, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and penalties related to income tax matters in income tax expense, and reports the liability in current or long-term income taxes payable as appropriate.

Note 11 – Revenue and Geographic Information

The Company’s revenue is primarily derived from its Injection Molding (Protomold), CNC Machining (Firstcut) and 3D Printing (Fineline) product lines. Total revenue by product line is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Revenue:
Injection Molding (Protomold)	$44,762	$39,932	$87,931	$77,550
CNC Machining (Firstcut)	19,854	18,585	38,729	34,955
3D Printing (Fineline)	9,099	5,452	18,209	10,000
Other	1,246	-	2,660	-
Total revenue	$74,961	$63,969	$147,529	$122,505

Revenue to external customers based on the billing location of the end user customer and long-lived assets by geographic region are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Revenue:
United States	$51,852	$49,298	$102,419	$94,143
International	23,109	14,671	45,110	28,362
Total revenue	$74,961	$63,969	$147,529	$122,505

	June 30,	December 31,
(in thousands)	2016	2015
Long-lived assets:
United States	$109,740	$98,633
International	28,945	26,842
Total long-lived assets	$138,685	$125,475

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

Forward-Looking Statements

Statements contained in this report regarding matters that are not historical or current facts are “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve known and unknown risks, uncertainties and other factors that may cause our results to be materially different than those expressed or implied in such statements. Certain of these risk factors and others are described in Item 1A. “Risk Factors” of our most recent Annual Report on Form 10-K as filed with the SEC. Other unknown or unpredictable factors also could have material adverse effects on our future results. We cannot guarantee future results, levels of activity, performance or achievements. Accordingly, you should not place undue reliance on these forward-looking statements. Finally, we expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

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

CNC Machining (Firstcut)

Our CNC Machining (Firstcut) product line uses commercially available CNC machines to cut plastic or metal blocks or bars into one or more custom parts based on the 3D CAD model uploaded by the product developer or engineer. Our efficiencies derive from the automation of the programming of these machines and a proprietary fixturing process. The CNC Machining (Firstcut) product line is well suited to produce small quantities, typically in the range of one to 200 parts.

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

Key Financial Measures and Trends

Revenue

The Company’s operations are conducted in three geographic markets consisting of the United States, Europe and Japan, which we believe are three of the largest geographic markets where product developers and engineers are located. Revenue within each of our United States and Europe markets is derived from our Injection Molding (Protomold), CNC Machining (Firstcut) and 3D Printing (Fineline) product lines. Revenue within our Japan market is derived from our Injection Molding (Protomold) and CNC Machining (Firstcut) product lines. Our historical and current efforts to increase revenue have been directed at gaining new customers and selling to our existing customer base by:

●	increasing marketing and selling activities;
●	introducing our CNC Machining (Firstcut) product line in 2007;
●	expanding internationally, including the opening of our Japanese plant in 2009;
●

offering additional product lines such as 3D Printing (Fineline), through our acquisition of FineLine Prototyping, Inc. (FineLine) in April 2014 and expanded through our acquisition of certain assets, including shares of select subsidiaries, of Alphaform AG (Alphaform) in October 2015;

●	improving the usability of our product lines such as our web-centric applications; and
●	expanding the breadth and scope of our products, for example, by adding more sizes and materials to our offerings such as liquid silicone rubber (LSR).

Excluding product developers and engineers gained through the acquisition of Alphaform, we served 13,519 unique product developers and engineers during the three months ended June 30, 2016, an increase of 14.4% over the same period in 2015. We served 20,240 unique product developers and engineers during the six months ended June 30, 2016, an increase of 17.7% over the same period in 2015.

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

We define gross profit as our revenue less our cost of revenue, and we define gross margin as gross profit expressed as a percentage of revenue. Our gross profit and gross margin are affected by many factors, including our pricing, sales volume and manufacturing costs, the costs associated with increasing production capacity, the mix between sales by product line, the mix between domestic and foreign revenue sources, and foreign exchange rates.

Operating Expenses

Operating expenses consist of marketing and sales, research and development and general and administrative expenses. Personnel-related costs are the most significant component of the marketing and sales, research and development and general and administrative expense categories.

Our recent growth in operating expenses is mainly due to higher headcounts to support our growth and expansion, and we expect that trend to continue. Our business strategy is to continue to be a leading online and technology-enabled manufacturer of quick-turn, on-demand 3D printed, CNC-machined, CNC-turned and injection-molded custom parts for prototyping and low-volume production. In order to achieve our goals, we anticipate continued substantial investments in technology and personnel, resulting in increased operating expenses.

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

Results of Operations

The following table summarizes our results of operations and the related changes for the periods indicated. The results below are not necessarily indicative of the results for future periods.

	Three Months Ended June 30,				Change		Six Months Ended June 30,				Change
(dollars in thousands)	2016		2015		$	%	2016		2015		$	%
Revenue	$74,961	100.0%	$63,969	100.0%	$10,992	17.2%	$147,529	100.0%	$122,505	100.0%	$25,024	20.4%
Cost of revenue	32,715	43.6	26,419	41.3	6,296	23.8	65,629	44.5	49,701	40.6	15,928	32.0
Gross profit	42,246	56.4	37,550	58.7	4,696	12.5	81,900	55.5	72,804	59.4	9,096	12.5
Operating expenses:
Marketing and sales	11,453	15.2	9,502	14.8	1,951	20.5	22,395	15.2	18,356	15.0	4,039	22.0
Research and development	5,816	7.8	4,397	6.9	1,419	32.3	11,134	7.5	8,711	7.1	2,423	27.8
General and administrative	10,126	13.5	6,304	9.9	3,822	60.6	18,377	12.5	12,549	10.2	5,828	46.4
Total operating expenses	27,395	36.5	20,203	31.6	7,192	35.6	51,906	35.2	39,616	32.3	12,290	31.0
Income from operations	14,851	19.8	17,347	27.1	(2,496)	(14.4)	29,994	20.3	33,188	27.1	(3,194)	(9.6)
Other income (expense), net	1,092	1.5	(36)	-	1,128	*	1,717	1.2	(493)	(0.4)	2,210	*
Income before income taxes	15,943	21.3	17,311	27.1	(1,368)	(7.9)	31,711	21.5	32,695	26.7	(984)	(3.0)
Provision for income taxes	5,252	7.0	5,625	8.8	(373)	(6.6)	10,358	7.0	10,556	8.6	(198)	(1.9)
Net income	$10,691	14.3%	$11,686	18.3%	$(995)	-8.5%	$21,353	14.5%	$22,139	18.1%	$(786)	-3.6%

* Percentage change not meaningful

Stock-based compensation expense included in the statements of operations data above is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Stock options and restricted stock	$1,663	$1,436	$3,267	$2,655
Employee stock purchase plan	146	131	274	254
Total stock-based compensation expense	$1,809	$1,567	$3,541	$2,909

Cost of revenue	$154	$132	$284	$243
Operating expenses:
Marketing and sales	213	271	491	507
Research and development	480	336	774	630
General and administrative	962	828	1,992	1,529
Total stock-based compensation expense	$1,809	$1,567	$3,541	$2,909

Comparison of Three Months Ended June 30, 2016 and 2015

Revenue

Revenue by product line and the related changes for the three months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,
	2016		2015		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Injection Molding (Protomold)	$44,762	59.7%	$39,932	62.4%	$4,830	12.1%
CNC Machining (Firstcut)	19,854	26.5	18,585	29.1	1,269	6.8
3D Printing (Fineline)	9,099	12.1	5,452	8.5	3,647	66.9
Other	1,246	1.7	-	-	1,246	100.0
Total revenue	$74,961	100.0%	$63,969	100.0%	$10,992	17.2%

Revenue by geographic region, based on the billing location of the end customer, for the three months ended June 30, 2016 and 2015 is summarized as follows:

	Three Months Ended June 30,
	2016		2015		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
United States	$51,852	69.2%	$49,298	77.1%	$2,554	5.2%
International	23,109	30.8	14,671	22.9	8,438	57.5
Total revenue	$74,961	100.0%	$63,969	100.0%	$10,992	17.2%

Our revenue increased $11.0 million, or 17.2%, for the three months ended June 30, 2016 compared to the same period in 2015. By geographic region, this revenue growth was driven by a 5.2% increase in United States revenue and a 57.5% increase in international revenue, which includes $4.8 million in revenue from our acquisition of Alphaform in October 2015, in each case for the three months ended June 30, 2016 compared to the same period in 2015.

By product line, this revenue growth was driven by a 12.1% increase in Injection Molding (Protomold) revenue, a 6.8% increase in CNC Machining (Firstcut) revenue, and a 66.9% increase in 3D Printing (Fineline) revenue, in each case for the three months ended June 30, 2016 compared to the same period in 2015. Alphaform revenue by product line includes $1.4 million in Injection Molding (Protomold) revenue, $2.1 million in 3D Printing (Fineline) revenue and $1.3 million of Other revenue, in each case for the three months ended June 30, 2016.

Our revenue growth during the three months ended June 30, 2016 was the result of an increase in the volume of the product developers and engineers we served as well as revenue gained through our acquisition of Alphaform. During the three months ended June 30, 2016, excluding product developers and engineers gained through the acquisition of Alphaform, we served 13,519 unique product developers and engineers, an increase of 14.4% over the same period in 2015. Average revenue per product developer or engineer, excluding product developers and engineers gained through the acquisition of Alphaform, decreased 4.1% during the three months ended June 30, 2016 when compared to the same period in 2015.

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

During the second quarter of 2016, we made the decision to discontinue offering two manufacturing processes within our Injection Molding (Protomold) product lines, including Metal Injection Molding (MIM) and Magnesium Thixomolding (Thixo), as well as exit our non-core resin resale business, which was acquired from Alphaform in October 2015. MIM, Thixo and resin resale in aggregrate represented approximately 1.8% of revenue during the three months ended June 30, 2016.

International revenue was not materially impacted by foreign currency movements for the three months ended June 30, 2016 compared to the same period in 2015. The effect of pricing changes on revenue was negligible for the three months ended June 30, 2016 compared to the same period in 2015.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $6.3 million, or 23.8%, for the three months ended June 30, 2016 compared to the same period in 2015, which was faster than the rate of revenue increase of 17.2% for the three months ended June 30, 2016 compared to the same period in 2015. The increase in cost of revenue resulted from the growth of the business, including the Alphaform acquisition, and was due to raw material and production cost increases of $2.0 million to support increased sales volumes, an increase in direct labor headcount resulting in personnel and related cost increases of $3.0 million and equipment and facility-related cost increases of $1.3 million, which included $0.1 million of accelerated depreciation of leasehold assets. We expect additional expense related to the accelerated depreciation of leasehold assets of approximately $0.5 million through the end of 2016 resulting from our plans to vacate existing facilities and move into new facilities in the U.S. and Japan in 2016.

Gross Profit and Gross Margin. Gross profit increased from $37.6 million, or 58.7% of revenues, in the three months ended June 30, 2015 to $42.2 million, or 56.4% of revenue, in the three months ended June 30, 2016 primarily due to increases in revenue offset by the cost of revenue as discussed above. Gross margin decreased primarily as a result of additional costs incurred related to the integration of Alphaform as well as increases in investments of additional manufacturing capacity, the impact of fluctuations in foreign currency exchange rates and accelerated depreciation of leasehold assets.

Operating Expenses, Other Income (Expense), net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expenses increased $2.0 million, or 20.5%, during the three months ended June 30, 2016 compared to the same period in 2015 due primarily to an increase in headcount resulting in personnel and related cost increases of $1.3 million and marketing program cost increases of $0.7 million. The increase in marketing program costs is the result of our focus and concentration on funding those programs that have proven to be the most effective in growing our business.

Research and Development. Our research and development expenses increased $1.4 million, or 32.3%, during the three months ended June 30, 2016 compared to the same period in 2015 due to an increase in headcount resulting in personnel and related cost increases of $1.1 million, operating cost increases of $0.2 million and professional services cost increases of $0.1 million.

General and Administrative. Our general and administrative expenses increased $3.8 million, or 60.6%, during the three months ended June 30, 2016 compared to the same period in 2015 due to an increase in headcount resulting in personnel and related cost increases of $1.5 million, stock-based compensation cost increases of $0.1 million, professional services cost increases of $0.4 million and administrative cost increases of $1.8 million. The administrative costs in the three months ended June 30, 2016, include asset impairment charges of $0.5 million as a result of our decision to discontinue MIM and Thixo manufacturing processes as noted above, and accelerated depreciation and facilities-related charges of $0.3 million resulting from our plans to vacate existing facilities and move into new facilities in the U.S. and Japan in 2016. As a result of our decision to vacate facilities, we expect additional administrative expense related to the accelerated depreciation of leasehold assets of approximately $0.2 million through the end of 2016.

Other Income (Expense), net. We recognized other income, net of $1.1 million for the three months ended June 30, 2016, an increase of $1.1 million when compared to other expense, net for the three months ended June 30, 2015. Other income, net included $0.8 million in foreign currency exchange gains for the three months ended June 30, 2016 compared to $0.2 million in foreign currency exchange losses in the same period of the prior year. The increase was primarily due to the amount of foreign-currency denominated cash balances abroad and movements in underlying exchange rates at the end of the period.

Provision for Income Taxes. Our effective tax rate of 32.9% for the three months ended June 30, 2016 increased 0.4% when compared to 32.5% for the same period in 2015. The increase in the effective tax rate is primarily due to changes in domestic deductions for which the company qualifies in the quarter ended June 30, 2016 when compared to the quarter ended June 30, 2015. As a result of a decrease in income before income taxes, our income tax provision decreased by $0.3 million to $5.3 million for the three months ended June 30, 2016 compared to our income tax provision of $5.6 million for the three months ended June 30, 2015.

Comparison of Six Months Ended June 30, 2016 and 2015

Revenue

Revenue by product line and the related changes for the six months ended June 30, 2016 and 2015 were as follows:

	Six Months Ended June 30,
	2016		2015		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Injection Molding (Protomold)	$87,931	59.6%	$77,550	63.3%	$10,381	13.4%
CNC Machining (Firstcut)	38,729	26.3	34,955	28.5	3,774	10.8
3D Printing (Fineline)	18,209	12.3	10,000	8.2	8,209	82.1
Other	2,660	1.8	-	-	2,660	100.0
Total revenue	$147,529	100.0%	$122,505	100.0%	$25,024	20.4%

* Percentage change not meaningful

Revenue by geographic region, based on the billing location of the end customer, for the six months ended June 30, 2016 and 2015 is summarized as follows:

	Six Months Ended June 30,
	2016		2015		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
United States	$102,419	69.4%	$94,143	76.8%	$8,276	8.8%
International	45,110	30.6	28,362	23.2	16,748	59.1
Total revenue	$147,529	100.0%	$122,505	100.0%	$25,024	20.4%

Our revenue increased $25.0 million, or 20.4%, for the six months ended June 30, 2016 compared to the same period in 2015. By geographic region, this revenue growth was driven by an 8.8% increase in United States revenue and a 59.1% increase in international revenue, which includes $9.7 million in revenue from our acquisition of Alphaform in October 2015, in each case for the six months ended June 30, 2016 compared to the same period in 2015.

By product line, this revenue growth was driven by a 13.4% increase in Injection Molding (Protomold) revenue, a 10.8% increase in CNC Machining (Firstcut) revenue, and a 82.1% increase in 3D Printing (Fineline) revenue, in each case for the six months ended June 30, 2016 compared to the same period in 2015. Alphaform revenue by product line includes $2.4 million in Injection Molding (Protomold) revenue, $4.6 million in 3D Printing (Fineline) revenue and $2.7 million of Other revenue, in each case for the six months ended June 30, 2016.

Our revenue growth during the six months ended June 30, 2016 was the result of increased volume of the product developers and engineers we served as well as  revenue gained through our acquisition of Alphaform. During the six months ended June 30, 2016, excluding product developers and engineers gained through the acquisition of Alphaform, we served 20,240 unique product developers and engineers, an increase of 17.7% over the same period in 2015. Average revenue per product developer or engineer, excluding product developers and engineers gained through the acquisition of Alphaform, decreased 4.4% during the six months ended June 30, 2016 when compared to the same period in 2015.

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

During the second quarter of 2016, we made the decision to discontinue offering two manufacturing processes within our Injection Molding (Protomold) product lines, including MIM and Thixo, as well as exit our non-core resin resale business, which was acquired from Alphaform in October 2015. MIM, Thixo, and resin resale in aggregate represented approximately 2.1% of revenue during the six months ended June 30, 2016.

International revenue was negatively impacted by $0.4 million in foreign currency movements for the six months ended June 30, 2016 compared to the same period in 2015. The effect of pricing changes on revenue was negligible for the six months ended June 30, 2016 compared to the same period in 2015.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $15.9 million, or 32.0%, for the six months ended June 30, 2016 compared to the same period in 2015, which was faster than the rate of revenue increase of 20.4% for the six months ended June 30, 2016 compared to the same period in 2015. The increase in cost of revenue resulted from the growth of the business including the Alphaform acquisition, and was due to raw material and production cost increases of $5.5 million to support increased sales volumes, an increase in direct labor headcount resulting in personnel and related cost increases of $7.9 million and equipment and facility-related cost increases of $2.5 million, which includes $0.1 million of accelerated depreciation of leasehold assets. We expect additional expense related to the accelerated depreciation of leasehold assets of approximately $0.5 million through the end of 2016 resulting from our plans to vacate existing facilities and move into new facilities in the U.S. and Japan in 2016.

Gross Profit and Gross Margin. Gross profit increased from $72.8 million, or 59.4% of revenues, in the six months ended June 30, 2015 to $81.9 million, or 55.5% of revenue, in the six months ended June 30, 2016 primarily due to increases in revenue offset by the cost of revenue as discussed above. Gross margin decreased primarily as a result of additional costs incurred related to the integration of Alphaform as well as increases in investments of additional manufacturing capacity and the impact of fluctuations in foreign currency exchange rates.

Operating Expenses, Other Income (Expense), net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expenses increased $4.0 million, or 22.0%, during the six months ended June 30, 2016 compared to the same period in 2015 due primarily to an increase in headcount resulting in personnel and related cost increases of $3.2 million and marketing program cost increases of $0.8 million. The increase in marketing program costs is the result of our focus and concentration on funding those programs that have proven to be the most effective in growing our business.

Research and Development. Our research and development expenses increased $2.4 million, or 27.8%, during the six months ended June 30, 2016 compared to the same period in 2015 due to an increase in headcount resulting in personnel and related cost increases of $2.0 million, operating cost increases of $0.2 million and professional services cost increases of $0.2 million.

General and Administrative. Our general and administrative expenses increased $5.8 million, or 46.4%, during the six months ended June 30, 2016 compared to the same period in 2015 due to an increase in headcount resulting in personnel and related cost increases of $2.4 million, stock-based compensation cost increases of $0.5 million, professional services cost increases of $0.7 million and administrative cost increases of $2.2 million. The administrative costs in the six months ended June 30, 2016, include asset impairment charges of $0.5 million as a result of our decision to discontinue MIM and Thixo manufacturing processes as noted above, and accelerated depreciation and facilities-related charges of $0.3 million resulting from our plans to vacate existing facilities and move into new facilities in the U.S. and Japan in 2016. As a result of our decision to vacate facilities, we expect additional administrative expense related to the accelerated depreciation of leasehold assets of approximately $0.2 million through the end of 2016.

Other Income (Expense), net. We recognized other income, net of $1.7 million for the six months ended June 30, 2016, an increase of $2.2 million when compared to other expense, net $0.5 million for the six months ended June 30, 2015. Other income, net included $1.2 million in foreign currency exchange gains for the six months ended June 30, 2016 compared to $0.8 million in foreign currency exchange losses in the same period of the prior year. The increase was primarily due to the amount of foreign-currency denominated cash balances abroad and movements in underlying exchange rates at the end of the period.

Provision for Income Taxes. Our effective tax rate of 32.7% for the six months ended June 30, 2016 increased 0.4% when compared to 32.3% for the same period in 2015. The increase in the effective tax rate is primarily due to changes in domestic deductions for which the company qualifies in the quarter ended June 30, 2016 when compared to the quarter ended June 30, 2015. As a result of a decrease in income before income taxes, our income tax provision decreased by $0.2 million to $10.4 million for the six months ended June 30, 2016 compared to our income tax provision of $10.6 million for the six months ended June 30, 2015.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows during the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
(dollars in thousands)	2016	2015
Net cash provided by operating activities	$36,562	$27,833
Net cash used in investing activities	(31,961)	(16,997)
Net cash provided by financing activities	5,245	2,119
Effect of exchange rates on cash and cash equivalents	(168)	40
Net increase in cash and cash equivalents	$9,678	$12,995

Sources of Liquidity

Historically, we have primarily financed our operations and capital expenditures through cash flow from operations. We had cash and cash equivalents of $57.3 million as of June 30, 2016, an increase of $9.6 million from December 31, 2015. The increase in our cash was primarily due to cash generated through operations and, to a lesser extent, proceeds from exercises of stock options and purchases through our employee stock purchase plan, which were partially offset by investing activity.

Cash Flows from Operating Activities

Cash flows from operating activities were $36.6 million during the six months ended June 30, 2016 and primarily consisted of net income of $21.4 million, adjusted for certain non-cash items, including depreciation and amortization of $8.1 million, stock-based compensation expense of $3.5 million, deferred taxes of $0.4 million, loss on impairment of assets of $0.5 million and amortization of held-to-maturity securities of $0.6 million, which were partially offset by excess tax benefit from stock-based compensation expense of $1.9 million and other adjustments of $1.1 million. Cash flows from operating activities increased $8.7 million during the six months ended June 30, 2016 compared to the same period in 2015 primarily due to increases in depreciation and amortization of $1.2 million driven by an increase in capital investments, stock-based compensation expense of $0.6 million driven by an increase in equity activity and loss on impairment of assets of $0.5 million driven by the decision to exit certain product lines, and changes in operating assets and liabilities of $9.3 million driven by general growth of the business. These increases were partially offset by a decrease in net income of $0.8 million and an increase in excess tax benefits of $1.0 million, as well as other adjustments of $1.1 million primarily related to unrealized gains on the translation of foreign currency denominated cash.

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

Cash Flows from Investing Activities

Cash used in investing activities was $32.0 million during the six months ended June 30, 2016, consisting of $22.4 million for the purchases of property and equipment and $38.3 million for the purchases of marketable securities, which were partially offset by $28.7 million in proceeds from maturities of marketable securities.

Cash used in investing activities was $17.0 million during the six months ended June 30, 2015 consisting of $15.7 million for the purchases of property and equipment and $25.4 million for the purchases of marketable securities, which were partially offset by $24.1 million in proceeds from maturities and call redemptions of marketable securities.

Cash Flows from Financing Activities

Cash provided by financing activities was $5.2 million during the six months ended June 30, 2016, consisting of proceeds from exercises of stock options of $3.7 million and $1.9 million in excess tax benefit on stock-based compensation, which were partially offset by $0.4 million for acquisition-related contingent consideration payments.

Cash provided by financing activities was $2.1 million for during the six months ended June 30, 2015, consisting of proceeds from exercises of stock options of $2.2 million and $1.0 million in excess tax benefit on stock-based compensation, which were partially offset by $1.0 million for payments of acquisition-related contingent consideration and $0.1 million for payments of debt.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Critical Accounting Policies and Use of Estimates

We have adopted various accounting policies to prepare the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Our significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. There were no material changes in our significant accounting policies during the six months ended June 30, 2016.

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

We have not used forward contracts or currency borrowings to hedge our exposure to foreign currency risk. Foreign currency risk can be assessed by estimating the change in results of operations or financial position resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would generally not have a material impact on our financial position, but could have a material impact on our results of operations. We recognized foreign currency gains of $0.8 million and $1.2 million in the three and six months ended June 30, 2016, respectively. We recognized foreign currency losses of $0.2 million and $0.8 million in the three and six months ended June 30, 2015, respectively.

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

Item 1A. Risk Factors

Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K. Except as presented below, there have been no material changes from the risk factors described in our Form 10-K.

Political and economic uncertainty arising from the outcome of the United Kingdom’s recent referendum on its membership in the European Union could adversely affect our business and results of operations.

On June 23, 2016, the United Kingdom (UK) held a referendum in which voters approved a withdrawal from the European Union (EU), commonly referred to as “Brexit”. The outcome of the Brexit vote triggered short-term financial volatility, including a decline in the value of the British Pound in comparison to both the United States dollar and the Euro. The impact of the Brexit referendum and the ongoing uncertainty associated with the outcome thereof may result in various long-term financial consequences for businesses operating in the UK, the EU and beyond. As a result of the referendum, it is expected that the British government will begin negotiating the terms of the UK’s relationship with the EU going forward, including the terms of trade between the UK and the EU. Although the specific terms and the timeframe in which they will be negotiated are unknown, it is possible that these changes could adversely affect our business and results of operations.

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

Proto Labs, Inc.

Date: August 4, 2016	/s/ Victoria M. Holt
Victoria M. Holt
President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2016	/s/ John A. Way
John A. Way
Chief Financial Officer (Principal Financial Officer)