Form 10-Q
period 2016-09-30
Proto Labs Inc
filed 2016-11-02
CIK 1443669

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,432,035 shares of Common Stock, par value $0.001 per share, were outstanding at October 25, 2016.

Proto Labs, Inc.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Proto Labs, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$68,218	$47,653
Short-term marketable securities	39,028	33,201
Accounts receivable, net of allowance for doubtful accounts of $333 and $330 as of September 30, 2016 and December 31, 2015, respectively	37,261	36,125
Inventory	9,930	9,771
Prepaid expenses and other current assets	5,392	5,224
Income taxes receivable	-	6,028
Total current assets	159,829	138,002
Property and equipment, net	142,722	125,475
Goodwill	28,916	28,916
Other intangible assets, net	2,817	3,337
Long-term marketable securities	68,387	64,789
Other long-term assets	1,374	517
Total assets	$404,045	$361,036

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$10,703	$13,643
Accrued compensation	10,330	9,993
Accrued liabilities and other	3,612	2,626
Income taxes payable	541	-
Total current liabilities	25,186	26,262
Long-term deferred tax liabilities	4,247	4,240
Other long-term liabilities	3,795	2,889
Total liabilities	33,228	33,391

Shareholders' equity
Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding 0 shares as of each of September 30, 2016 and December 31, 2015	-	-
Common stock, $0.001 par value, authorized 150,000,000 shares; issued and outstanding 26,432,035 and 26,200,718 shares as of September 30, 2016 and December 31, 2015, respectively	26	26
Additional paid-in capital	210,226	198,835
Retained earnings	167,331	133,996
Accumulated other comprehensive loss	(6,766)	(5,212)
Total shareholders' equity	370,817	327,645
Total liabilities and shareholders' equity	$404,045	$361,036

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Comprehensive Income
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Statements of Operations:
Revenue	$78,173	$67,842	$225,702	$190,347
Cost of revenue	33,448	27,517	99,077	77,218
Gross profit	44,725	40,325	126,625	113,129
Operating expenses
Marketing and sales	11,787	10,027	34,182	28,383
Research and development	5,976	4,760	17,110	13,471
General and administrative	10,020	8,134	28,397	20,683
Total operating expenses	27,783	22,921	79,689	62,537
Income from operations	16,942	17,404	46,936	50,592
Other income, net	625	593	2,342	100
Income before income taxes	17,567	17,997	49,278	50,692
Provision for income taxes	5,585	5,615	15,943	16,171
Net income	$11,982	$12,382	$33,335	$34,521

Net income per share:
Basic	$0.45	$0.47	$1.27	$1.33
Diluted	$0.45	$0.47	$1.26	$1.31

Shares used to compute net income per share:
Basic	26,416,041	26,083,405	26,334,738	25,952,451
Diluted	26,609,878	26,381,313	26,539,078	26,290,758

Comprehensive Income (net of tax)
Comprehensive income	$11,828	$11,416	$31,781	$33,754

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015

Operating activities
Net income	$33,335	$34,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,831	10,422
Stock-based compensation expense	5,260	4,515
Deferred taxes	495	(310)
Excess tax benefit from stock-based compensation	(1,965)	(5,212)
Loss on impairment of assets	455	-
Amortization of held-to-maturity securities	881	936
Other	(1,381)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,626)	(8,827)
Inventories	(203)	(1,117)
Prepaid expenses and other	(1,107)	(2,596)
Income taxes	8,114	(546)
Accounts payable	(2,043)	3,744
Accrued liabilities and other	3,131	5,754
Net cash provided by operating activities	56,177	41,284

Investing activities
Purchases of property and equipment	(30,981)	(27,259)
Purchases of marketable securities	(56,213)	(42,674)
Proceeds from maturities of marketable securities	45,907	40,899
Net cash used in investing activities	(41,287)	(29,034)

Financing activities
Payments on debt	-	(107)
Acquisition-related contingent consideration	(400)	(1,400)
Proceeds from exercises of stock options and other	4,168	5,165
Excess tax benefit from stock-based compensation	1,965	5,212
Net cash provided by financing activities	5,733	8,870
Effect of exchange rate changes on cash and cash equivalents	(58)	(318)
Net increase in cash and cash equivalents	20,565	20,802
Cash and cash equivalents, beginning of period	47,653	43,329
Cash and cash equivalents, end of period	$68,218	$64,131

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, which is intended to reduce diversity in how companies present and classify certain cash receipts and cash payments in the statement of cash flows. This guidance will be effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years with early adoption permitted. The Company is evaluating the impact of the future adoption of this guidance on its consolidated financial statements, but does not expect the impact to be material.

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

The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share amounts)	2016	2015	2016	2015
Net income	$11,982	$12,382	$33,335	$34,521

Basic - weighted-average shares outstanding:	26,416,041	26,083,405	26,334,738	25,952,451
Effect of dilutive securities:
Employee stock options and other	193,837	297,908	204,340	338,307
Diluted - weighted-average shares outstanding:	26,609,878	26,381,313	26,539,078	26,290,758
Net income per share:
Basic	$0.45	$0.47	$1.27	$1.33
Diluted	$0.45	$0.47	$1.26	$1.31

Note 4 – Goodwill and Other Intangible Assets

There were no changes in the carrying amount of Goodwill during the nine months ended September 30, 2016.

Intangible assets other than Goodwill at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016			December 31, 2015			Useful	Weighted Average Useful Life
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Life (in years)	Remaining (in years)
Intangible Assets with finite lives:
Marketing assets	$930	$(225)	$705	$930	$(155)	$775	10.0	7.6
Non-compete agreement	190	(190)	-	190	(158)	32	2.0	-
Trade secrets	250	(121)	129	250	(83)	167	5.0	2.6
Internally developed software	680	(548)	132	680	(378)	302	3.0	0.6
Customer relationships	2,530	(679)	1,851	2,530	(469)	2,061	9.0	6.6
Total intangible assets	$4,580	$(1,763)	$2,817	$4,580	$(1,243)	$3,337

Amortization expense for intangible assets was $0.2 million for each of the three months ended September 30, 2016 and 2015. Amortization expense for intangible assets for the nine months ended September 30, 2016 and 2015 was $0.5 million and $0.6 million, respectively.

Estimated aggregated amortization expense based on the current carrying value of the amortizable intangible assets is as follows:

(in thousands)	Estimated Amortization Expense
Remaining 2016	$162
2017	500
2018	424
2019	391
2020	374
Thereafter	966
Total estimated amortization expense	$2,817

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

The following table summarizes financial assets as of September 30, 2016 and December 31, 2015 measured at fair value on a recurring basis:

	September 30, 2016			December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents
Money market mutual fund	$5,538	$-	$-	$11,896	$-	$-
Total	$5,538	$-	$-	$11,896	$-	$-

Note 6 – Marketable Securities

The Company invests in short-term and long-term agency, municipal, corporate and other debt securities. The securities are categorized as held-to-maturity and are recorded at amortized cost. Categorization as held-to-maturity is based on the Company’s ability and intent to hold these securities to maturity. Information regarding the Company’s short-term and long-term marketable securities as of September 30, 2016 and December 31, 2015 is as follows:

	September 30, 2016
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. municipal securities	$42,718	$7	$(76)	$42,649
Corporate debt securities	32,745	18	(33)	32,730
U.S. government agency securities	24,770	4	(25)	24,749
Certificates of deposit/time deposits	7,182	32	-	7,214
Total marketable securities	$107,415	$61	$(134)	$107,342

	December 31, 2015
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. municipal securities	$35,667	$8	$(56)	$35,619
Corporate debt securities	28,133	-	(114)	28,019
U.S. government agency securities	26,784	2	(99)	26,687
Certificates of deposit/time deposits	5,909	2	(11)	5,900
Commercial paper	1,497	-	(2)	1,495
Total marketable securities	$97,990	$12	$(282)	$97,720

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

The September 30, 2016 balance of held-to-maturity debt securities by contractual maturity is shown in the following table at amortized cost. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

September 30,
(in thousands)	2016
Due in one year or less	$39,028
Due after one year through five years	68,387
Total marketable securities	$107,415

Note 7 – Inventory

Inventory consists primarily of raw materials, which are recorded at the lower of cost or market using the average-cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.

The Company’s inventory consisted of the following as of the dates indicated:

	September 30,	December 31,
(in thousands)	2016	2015
Raw materials	$9,226	$8,589
Work in process	1,105	1,529
Total inventory	10,331	10,118
Allowance for obsolescence	(401)	(347)
Inventory, net of allowance	$9,930	$9,771

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

Employee Stock Purchase Plan

The Company’s 2012 Employee Stock Purchase Plan (ESPP) allows eligible employees to purchase a variable number of shares of the Company’s common stock each offering period at a discount through payroll deductions of up to 15 percent of their eligible compensation, subject to plan limitations. The ESPP provides for six-month offering periods with a single purchase period ending May 15 and November 15, respectively. At the end of each offering period, employees are able to purchase shares at 85 percent of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period.

Stock-Based Compensation Expense

Stock-based compensation expense was $1.7 million and $1.6 million for the three months ended September 30, 2016 and 2015, respectively, and $5.3 million and $4.5 million for the nine months ended September 30, 2016 and 2015, respectively.

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2016:

	Stock Options	Weighted- Average Exercise Price
Options outstanding at December 31, 2015	766,042	$36.52
Granted	113,645	58.12
Exercised	(173,781)	18.42
Forfeited	(69,965)	61.37
Options outstanding at September 30, 2016	635,941	$42.59

Exercisable at September 30, 2016	368,052	$31.13

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

The weighted-average grant date fair value of options that were granted during the nine months ended September 30, 2016 was $26.62.

The following table provides the assumptions used in the Black-Scholes pricing model valuation of options during the nine months ended September 30, 2016 and 2015, respectively:

	Nine Months Ended September 30,
	2016			2015
Risk-free interest rate	1.53	-	1.68%	1.69	-	1.77%
Expected life (years)		6.50		5.50	-	6.50
Expected volatility	44.38	-	45.93%	46.80	-	47.23%
Expected dividend yield		0%			0%

As of September 30, 2016, there was $6.2 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.2 years.

Restricted Stock

Restricted stock awards are share-settled awards and restrictions lapse ratably over the vesting period, which is generally a five-year period, beginning on the first anniversary of the grant date, subject to the employee's continuing service to the Company. For directors, restrictions generally lapse in full on the first anniversary of the grant date.

The following table summarizes restricted stock activity during the nine months ended September 30, 2016:

		Weighted-
		Average
		Grant Date
	Restricted	Fair Value
	Stock	Per Share
Restricted stock at December 31, 2015	124,393	$68.97
Granted	159,705	59.43
Restrictions lapsed	(40,779)	67.85
Forfeited	(19,645)	63.99
Restricted stock at September 30, 2016	223,674	$62.80

As of September 30, 2016, there was $12.3 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 3.9 years.

Employee Stock Purchase Plan

The following table presents the assumptions used to estimate the fair value of the ESPP during the nine months ended September 30, 2016 and 2015, respectively:

	Nine Months Ended September 30,
	2016			2015
Risk-free interest rate	0.39	-	0.56%	0.08	-	0.10%
Expected life (months)		6.00			6.00
Expected volatility	29.41	-	49.13%	33.68	-	37.64%
Expected dividend yield		0%			0%

Note 9 – Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised entirely of foreign currency translation adjustments. The following table presents the changes in accumulated other comprehensive income (loss) balances during the three and nine months ended September 30, 2016 and 2015, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Foreign currency translation adjustments
Balance at beginning of period	$(6,612)	$(2,730)	$(5,212)	$(2,929)
Other comprehensive loss before reclassifications	(154)	(966)	(1,554)	(767)
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-	-
Net current-period other comprehensive loss	(154)	(966)	(1,554)	(767)
Balance at end of period	$(6,766)	$(3,696)	$(6,766)	$(3,696)

Note 10 – Income Taxes

The Company is subject to income tax in multiple jurisdictions and the use of estimates is required to determine the provision for income taxes. For each of the three months ended September 30, 2016 and 2015, the Company recorded an income tax provision of $5.6 million. For the nine months ended September 30, 2016 and 2015, the Company recorded an income tax provision of $15.9 million and $16.2 million, respectively. The income tax provision is based on the estimated annual effective tax rate for the year applied to pre-tax income. The effective income tax rate for the three months ended September 30, 2016 was 31.8 percent compared to 31.2 percent in the same period of the prior year. The effective income tax rate for the nine months ended September 30, 2016 was 32.4 percent compared to 31.9 percent in the same period of the prior year.

The effective income tax rate for the three and nine months ended September 30, 2016 differs from the U.S. federal statutory rate of 35.0 percent due primarily to the mix of income earned in domestic and foreign tax jurisdictions and deductions for which the Company qualifies.

The Company had reserves against unrecognized tax benefits totaling $3.8 million and $2.8 million at September 30, 2016 and December 31, 2015, respectively, all of which, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and penalties related to income tax matters in income tax expense, and reports the liability in current or long-term income taxes payable as appropriate.

Note 11 – Revenue and Geographic Information

The Company’s revenue is primarily derived from its Injection Molding (Protomold), CNC Machining (Firstcut) and 3D Printing (Fineline) product lines. Total revenue by product line is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Revenue:
Injection Molding (Protomold)	$46,445	$41,971	$134,376	$119,521
CNC Machining (Firstcut)	21,781	19,833	60,510	54,788
3D Printing (Fineline)	9,850	6,038	28,059	16,038
Other	97	-	2,757	-
Total revenue	$78,173	$67,842	$225,702	$190,347

Revenue to external customers based on the billing location of the end user customer and long-lived assets by geographic region are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Revenue:
United States	$55,677	$50,214	$158,095	$144,357
International	22,496	17,628	67,607	45,990
Total revenue	$78,173	$67,842	$225,702	$190,347

	September 30,	December 31,
(in thousands)	2016	2015
Long-lived assets:
United States	$109,230	$98,633
International	33,492	26,842
Total long-lived assets	$142,722	$125,475

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

Overview

We are a leading online and technology-enabled manufacturer of quick-turn, on-demand injection-molded, CNC-machined and 3D printed custom parts for prototyping and low-volume production. We provide “Real Parts, Really Fast” to product developers and engineers worldwide, who are under increasing pressure to bring their finished products to market faster than their competition. We believe custom parts manufacturing has historically been an underserved market due to the inefficiencies inherent in the quotation, equipment set-up and non-recurring engineering processes required to produce custom parts. Our proprietary technology eliminates most of the time-consuming and expensive skilled labor conventionally required to quote and manufacture parts. Our customers conduct nearly all of their business with us over the Internet. We target our products to the millions of product developers and engineers who use three-dimensional computer-aided design (3D CAD) software to design products across a diverse range of end-markets.

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

●	improving the usability of our product lines such as our web-centric applications;
●	expanding the breadth and scope of our products, for example, by adding more sizes and materials to our offerings such as liquid silicone rubber (LSR); and
●	expanding the breadth of manufacturing capabilities, for example, by adding rapid overmolding technology to our Injection Molding (Protomold) product line.

Excluding product developers and engineers gained through the acquisition of Alphaform, we served 14,271 unique product developers and engineers during the three months ended September 30, 2016, an increase of 13.8% over the same period in 2015. We served 26,528 unique product developers and engineers during the nine months ended September 30, 2016, an increase of 17.2% over the same period in 2015.

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

Our recent growth in operating expenses is mainly due to higher headcounts to support our growth and expansion, and we expect that trend to continue. Our business strategy is to continue to be a leading online and technology-enabled manufacturer of quick-turn, on-demand injection-molded, CNC-machined, CNC-turned and 3D printed custom parts for prototyping and low-volume production. In order to achieve our goals, we anticipate continued substantial investments in technology and personnel, resulting in increased operating expenses.

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

	Three Months Ended September 30,				Change		Nine Months Ended September 30,				Change
(dollars in thousands)	2016		2015		$	%	2016		2015		$	%
Revenue	$78,173	100.0%	$67,842	100.0%	$10,331	15.2	$225,702	100.0%	$190,347	100.0%	$35,355	18.6
Cost of revenue	33,448	42.8	27,517	40.6	5,931	21.6	99,077	43.9	77,218	40.6	21,859	28.3
Gross profit	44,725	57.2	40,325	59.4	4,400	10.9	126,625	56.1	113,129	59.4	13,496	11.9
Operating expenses:
Marketing and sales	11,787	15.1	10,027	14.7	1,760	17.6	34,182	15.1	28,383	14.9	5,799	20.4
Research and development	5,976	7.6	4,760	7.0	1,216	25.5	17,110	7.6	13,471	7.1	3,639	27.0
General and administrative	10,020	12.8	8,134	12.0	1,886	23.2	28,397	12.6	20,683	10.9	7,714	37.3
Total operating expenses	27,783	35.5	22,921	33.7	4,862	21.2	79,689	35.3	62,537	32.9	17,152	27.4
Income from operations	16,942	21.7	17,404	25.7	(462)	(2.7)	46,936	20.8	50,592	26.6	(3,656)	(7.2)
Other income (expense), net	625	0.8	593	0.9	32	5.4	2,342	1.0	100	0.1	2,242	*
Income before income taxes	17,567	22.5	17,997	26.6	(430)	(2.4)	49,278	21.8	50,692	26.7	(1,414)	(2.8)
Provision for income taxes	5,585	7.2	5,615	8.3	(30)	(0.5)	15,943	7.0	16,171	8.5	(228)	(1.4)
Net income	$11,982	15.3%	$12,382	18.3%	$(400)	-3.2%	$33,335	14.8%	$34,521	18.1%	$(1,186)	-3.4%

* Percentage change not meaningful

Stock-based compensation expense included in the statements of operations data above is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Stock options and restricted stock	$1,553	$1,483	$4,820	$4,138
Employee stock purchase plan	166	123	440	377
Total stock-based compensation expense	$1,719	$1,606	$5,260	$4,515

Cost of revenue	$205	$136	$489	$378
Operating expenses:
Marketing and sales	250	288	741	796
Research and development	309	335	1,084	964
General and administrative	955	847	2,946	2,377
Total stock-based compensation expense	$1,719	$1,606	$5,260	$4,515

Comparison of Three Months Ended September 30, 2016 and 2015

Revenue

Revenue by product line and the related changes for the three months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,
	2016		2015		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Injection Molding (Protomold)	$46,445	59.4%	$41,971	61.9%	$4,474	10.7%
CNC Machining (Firstcut)	21,781	27.9	19,833	29.2	1,948	9.8
3D Printing (Fineline)	9,850	12.6	6,038	8.9	3,812	63.1
Other	97	0.1	-	-	97	100.0
Total revenue	$78,173	100.0%	$67,842	100.0%	$10,331	15.2%

Revenue by geographic region, based on the billing location of the end customer, for the three months ended September 30, 2016 and 2015 is summarized as follows:

	Three Months Ended September 30,
	2016		2015		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
United States	$55,677	71.2%	$50,214	74.0%	$5,463	10.9%
International	22,496	28.8	17,628	26.0	4,868	27.6
Total revenue	$78,173	100.0%	$67,842	100.0%	$10,331	15.2%

Our revenue increased $10.3 million, or 15.2%, for the three months ended September 30, 2016 compared to the same period in 2015. By geographic region, this revenue growth was driven by a 10.9% increase in United States revenue and a 27.6% increase in international revenue, which included $4.0 million in revenue from our acquisition of Alphaform in October 2015, in each case for the three months ended September 30, 2016 compared to the same period in 2015.

By product line, this revenue growth was driven by a 10.7% increase in Injection Molding (Protomold) revenue, a 9.8% increase in CNC Machining (Firstcut) revenue, and a 63.1% increase in 3D Printing (Fineline) revenue, in each case for the three months ended September 30, 2016 compared to the same period in 2015. Alphaform revenue by product line included $1.9 million in Injection Molding (Protomold) revenue, $2.0 million in 3D Printing (Fineline) revenue and $0.1 million of Other revenue, in each case for the three months ended September 30, 2016.

Our revenue growth during the three months ended September 30, 2016 was the result of an increase in the volume of the product developers and engineers we served as well as revenue gained through our acquisition of Alphaform. During the three months ended September 30, 2016, excluding product developers and engineers gained through the acquisition of Alphaform, we served 14,271 unique product developers and engineers, an increase of 13.8% over the same period in 2015. Average revenue per product developer or engineer, excluding product developers and engineers gained through the acquisition of Alphaform, decreased 3.9% during the three months ended September 30, 2016 compared to the same period in 2015.

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

During the second quarter of 2016, we made the decision to discontinue offering two manufacturing processes within our Injection Molding (Protomold) product lines, including Metal Injection Molding (MIM) and Magnesium Thixomolding (Thixo), as well as exit our non-core resin resale business, which was acquired from Alphaform in October 2015. MIM, Thixo, and resin resale in aggregate represented approximately 1.4% of revenue during the three months ended September 30, 2016.

International revenue decreased by $0.3 million for the three months ended September 30, 2016 compared to the same period in 2015 as a result of foreign currency movements, primarily the strengthening of the United States dollar relative to the British Pound. The effect of pricing changes on international revenue was negligible for the three months ended September 30, 2016 compared to the same period in 2015.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $5.9 million, or 21.6%, for the three months ended September 30, 2016 compared to the same period in 2015, which was faster than the rate of revenue increase of 15.2% for the three months ended September 30, 2016 compared to the same period in 2015. The increase in cost of revenue resulted from the growth of the business, including the Alphaform acquisition, and was due to raw material and production cost increases of $1.4 million to support increased sales volumes, an increase in direct labor headcount resulting in personnel and related cost increases of $2.9 million and equipment and facility-related cost increases of $1.6 million, which included $0.4 million of accelerated depreciation of leasehold assets resulting from our move to new facilities in the U.S. and Japan in the third quarter of 2016.

Gross Profit and Gross Margin. Gross profit increased from $40.3 million, or 59.4% of revenues, in the three months ended September 30, 2015 to $44.7 million, or 57.2% of revenue, in the three months ended September 30, 2016 primarily due to increases in revenue offset by the cost of revenue as discussed above. Gross margin decreased primarily as a result of lower margins from the acquired Alphaform business, as well as increases in investments of additional manufacturing capacity, the impact of fluctuations in foreign currency exchange rates and accelerated depreciation of leasehold assets.

Operating Expenses, Other Income (Expense), net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expenses increased $1.8 million, or 17.6%, during the three months ended September 30, 2016 compared to the same period in 2015 due primarily to an increase in headcount resulting in personnel and related cost increases of $1.7 million as well as marketing program cost increases of $0.1 million.

Research and Development. Our research and development expenses increased $1.2 million, or 25.5%, during the three months ended September 30, 2016 compared to the same period in 2015 due to an increase in headcount resulting in personnel and related cost increases of $0.9 million and operating cost increases of $0.4 million, which were partially offset by a decrease in professional services cost of $0.1 million.

General and Administrative. Our general and administrative expenses increased $1.9 million, or 23.2%, during the three months ended September 30, 2016 compared to the same period in 2015 due to an increase in headcount resulting in personnel and related cost increases of $0.8 million, stock-based compensation cost increases of $0.1 million, professional services cost increases of $0.1 million and administrative cost increases of $0.9 million. The administrative costs in the three months ended September 30, 2016, include accelerated depreciation and facilities-related charges of $0.4 million resulting from our move to new facilities in the U.S. and Japan in the third quarter of 2016.

Other Income (Expense), net. We recognized other income, net of $0.6 million for each of the three months ended September 30, 2016 and 2015. Other income, net included $0.4 million in foreign currency exchange gains for each of the three months ended September 30, 2016 and 2015.

Provision for Income Taxes. Our effective tax rate of 31.8% for the three months ended September 30, 2016 increased 0.6% compared to 31.2% for the same period in 2015. The increase in the effective tax rate is primarily due to changes in reserves for uncertain tax positions for which the company qualifies in the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015. Our income tax provision of $5.6 million for the three months ended September 30, 2016 did not materially change compared to our income tax provision for the three months ended September 30, 2015.

Comparison of Nine Months Ended September 30, 2016 and 2015

Revenue

Revenue by product line and the related changes for the nine months ended September 30, 2016 and 2015 were as follows:

	Nine Months Ended September 30,
	2016		2015		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Injection Molding (Protomold)	$134,376	59.5%	$119,521	62.8%	$14,855	12.4%
CNC Machining (Firstcut)	60,510	26.8	54,788	28.8	5,722	10.4
3D Printing (Fineline)	28,059	12.4	16,038	8.4	12,021	75.0
Other	2,757	1.3	-	-	2,757	100.0
Total revenue	$225,702	100.0%	$190,347	100.0%	$35,355	18.6%

Revenue by geographic region, based on the billing location of the end customer, for the nine months ended September 30, 2016 and 2015 is summarized as follows:

	Nine Months Ended September 30,
	2016		2015		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
United States	$158,095	70.0%	$144,357	75.8%	$13,738	9.5%
International	67,607	30.0	45,990	24.2	21,617	47.0
Total revenue	$225,702	100.0%	$190,347	100.0%	$35,355	18.6%

Our revenue increased $35.4 million, or 18.6%, for the nine months ended September 30, 2016 compared to the same period in 2015. By geographic region, this revenue growth was driven by a 9.5% increase in United States revenue and a 47.0% increase in international revenue, which included $13.6 million in revenue from our acquisition of Alphaform in October 2015, in each case for the nine months ended September 30, 2016 compared to the same period in 2015.

By product line, this revenue growth was driven by a 12.4% increase in Injection Molding (Protomold) revenue, a 10.4% increase in CNC Machining (Firstcut) revenue, and a 75.0% increase in 3D Printing (Fineline) revenue, in each case for the nine months ended September 30, 2016 compared to the same period in 2015. Alphaform revenue by product line included $4.3 million in Injection Molding (Protomold) revenue, $6.6 million in 3D Printing (Fineline) revenue and $2.7 million of Other revenue, in each case for the nine months ended September 30, 2016.

Our revenue growth during the nine months ended September 30, 2016 was the result of increased volume of the product developers and engineers we served as well as revenue gained through our acquisition of Alphaform. During the nine months ended September 30, 2016, excluding product developers and engineers gained through the acquisition of Alphaform, we served 26,528 unique product developers and engineers, an increase of 17.2% over the same period in 2015. Average revenue per product developer or engineer, excluding product developers and engineers gained through the acquisition of Alphaform, decreased 4.9% during the nine months ended September 30, 2016 compared to the same period in 2015.

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

During the second quarter of 2016, we made the decision to discontinue offering two manufacturing processes within our Injection Molding (Protomold) product lines, including MIM and Thixo, as well as exit our non-core resin resale business, which was acquired from Alphaform in October 2015. MIM, Thixo, and resin resale in aggregate represented approximately 1.9% of revenue during the nine months ended September 30, 2016.

International revenue decreased by $0.6 million for the nine months ended September 30, 2016 compared to the same period in 2015 as a result of foreign currency movements, primarily the strengthening of the United States dollar relative to the British Pound. The effect of pricing changes on international revenue was negligible for the nine months ended September 30, 2016 compared to the same period in 2015.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $21.9 million, or 28.3%, for the nine months ended September 30, 2016 compared to the same period in 2015, which was faster than the rate of revenue increase of 18.6% for the nine months ended September 30, 2016 compared to the same period in 2015. The increase in cost of revenue resulted from the growth of the business including the Alphaform acquisition, and was due to raw material and production cost increases of $6.9 million to support increased sales volumes, an increase in direct labor headcount resulting in personnel and related cost increases of $10.8 million and equipment and facility-related cost increases of $4.2 million, which included $0.5 million of accelerated depreciation of leasehold assets resulting from our move to new facilities in the U.S. and Japan in the third quarter of 2016.

Gross Profit and Gross Margin. Gross profit increased from $113.1 million, or 59.4% of revenues, in the nine months ended September 30, 2015 to $126.6 million, or 56.1% of revenue, in the nine months ended September 30, 2016 primarily due to increases in revenue offset by the cost of revenue as discussed above. Gross margin decreased primarily as a result of lower margins from the acquired Alphaform business, as well as increases in investments of additional manufacturing capacity, accelerated depreciation of leasehold assets and the impact of fluctuations in foreign currency exchange rates.

Operating Expenses, Other Income (Expense), net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expenses increased $5.8 million, or 20.4%, during the nine months ended September 30, 2016 compared to the same period in 2015 due to an increase in headcount resulting in personnel and related cost increases of $4.8 million and marketing program cost increases of $1.0 million. The increase in marketing program costs is the result of our focus and concentration on funding those programs that have proven to be the most effective in growing our business.

Research and Development. Our research and development expenses increased $3.6 million, or 27.0%, during the nine months ended September 30, 2016 compared to the same period in 2015 due to an increase in headcount resulting in personnel and related cost increases of $2.9 million, operating cost increases of $0.6 million and professional services cost increases of $0.1 million.

General and Administrative. Our general and administrative expenses increased $7.7 million, or 37.3%, during the nine months ended September 30, 2016 compared to the same period in 2015 due to an increase in headcount resulting in personnel and related cost increases of $3.0 million, stock-based compensation cost increases of $0.5 million, professional services cost increases of $0.8 million and administrative cost increases of $3.4 million. The administrative costs in the nine months ended September 30, 2016, include asset impairment charges of $0.5 million as a result of our decision to discontinue MIM and Thixo manufacturing processes as noted above, and accelerated depreciation and facilities-related charges of $0.6 million resulting from our move to new facilities in the U.S. and Japan in the third quarter of 2016.

Other Income (Expense), net. We recognized other income, net of $2.3 million for the nine months ended September 30, 2016, an increase of $2.2 million compared to other income, net $0.1 million for the nine months ended September 30, 2015. Other income, net included $1.6 million in foreign currency exchange gains for the nine months ended September 30, 2016 compared to $0.4 million in foreign currency exchange losses in the same period of the prior year. The increase was primarily due to the amount of foreign-currency denominated cash balances abroad and movements in underlying exchange rates at the end of the period.

Provision for Income Taxes. Our effective tax rate of 32.4% for the nine months ended September 30, 2016 increased 0.5% compared to 31.9% for the same period in 2015. The increase in the effective tax rate is primarily due to changes in changes in reserves for uncertain tax positions for which the company qualifies in the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015. As a result of a decrease in income before income taxes, our income tax provision decreased by $0.2 million to $15.9 million for the nine months ended September 30, 2016 compared to our income tax provision of $16.2 million for the nine months ended September 30, 2015.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows during the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
(dollars in thousands)	2016	2015
Net cash provided by operating activities	$56,177	$41,284
Net cash used in investing activities	(41,287)	(29,034)
Net cash provided by financing activities	5,733	8,870
Effect of exchange rates on cash and cash equivalents	(58)	(318)
Net increase in cash and cash equivalents	$20,565	$20,802

Sources of Liquidity

Historically, we have primarily financed our operations and capital expenditures through cash flow from operations. We had cash and cash equivalents of $68.2 million as of September 30, 2016, an increase of $20.6 million from December 31, 2015. The increase in our cash was primarily due to cash generated through operations and, to a lesser extent, proceeds from exercises of stock options and purchases through our employee stock purchase plan, which were partially offset by investing activity.

Cash Flows from Operating Activities

Cash flows from operating activities were $56.2 million during the nine months ended September 30, 2016 and primarily consisted of net income of $33.3 million, adjusted for certain non-cash items, including depreciation and amortization of $12.8 million, stock-based compensation expense of $5.3 million, deferred taxes of $0.5 million, loss on impairment of assets of $0.5 million and amortization of held-to-maturity securities of $0.9 million, which were partially offset by excess tax benefit from stock-based compensation expense of $2.0 million and other adjustments of $1.3 million. Cash flows from operating activities increased $14.9 million during the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to increases in depreciation and amortization of $2.4 million driven by an increase in capital investments, stock-based compensation expense of $0.8 million driven by an increase in equity activity, loss on impairment of assets of $0.5 million driven by the decision to exit certain product lines, a decrease in excess tax benefits of $3.2 million, an increase in deferred taxes of $0.8 million and changes in operating assets and liabilities of $9.8 million driven by general growth of the business. These increases were partially offset by a decrease in net income of $1.2 million, as well as other adjustments of $1.4 million primarily related to unrealized gains on the translation of foreign currency denominated cash.

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

Cash Flows from Investing Activities

Cash used in investing activities was $41.3 million during the nine months ended September 30, 2016, consisting of $31.0 million for the purchases of property and equipment and $56.2 million for the purchases of marketable securities, which were partially offset by $45.9 million in proceeds from maturities of marketable securities.

Cash used in investing activities was $29.0 million during the nine months ended September 30, 2015 consisting of $27.2 million for the purchases of property and equipment and $42.7 million for the purchases of marketable securities, which were partially offset by $40.9 million in proceeds from maturities and call redemptions of marketable securities.

Cash Flows from Financing Activities

Cash provided by financing activities was $5.7 million during the nine months ended September 30, 2016, consisting of proceeds from exercises of stock options of $4.1 million and $2.0 million in excess tax benefit on stock-based compensation, which were partially offset by $0.4 million for acquisition-related contingent consideration payments.

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

Critical Accounting Policies and Use of Estimates

We have adopted various accounting policies to prepare the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Our significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. There were no material changes in our significant accounting policies during the nine months ended September 30, 2016.

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

We have not used forward contracts or currency borrowings to hedge our exposure to foreign currency risk. Foreign currency risk can be assessed by estimating the change in results of operations or financial position resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would generally not have a material impact on our financial position, but could have a material impact on our results of operations. We recognized foreign currency gains of $0.4 million and $1.6 million in the three and nine months ended September 30, 2016, respectively. We recognized foreign currency gains of $0.4 million and foreign currency losses of $0.4 million in the three and nine months ended September 30, 2015, respectively.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors we previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, except as disclosed in Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the three months ended June 30, 2016.  The information disclosed in such 10-Q updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K. Except as presented in such 10-Q, there have been no material changes from the risk factors described in our Form 10-K.

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

Proto Labs, Inc.

Date: November 2, 2016	/s/ Victoria M. Holt
Victoria M. Holt
President and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2016	/s/ John A. Way
John A. Way
Chief Financial Officer (Principal Financial Officer)