Form 10-K
period 2016-12-31
Proto Labs Inc
filed 2017-02-22
CIK 1443669

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of June 30, 2016 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $1.4 billion.

As of February 16, 2017, there were 26,527,770 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2017 Annual Meeting of Shareholders are incorporated by reference to Part III of this Annual Report on Form 10-K.

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

       Certain of these factors and others are described in the discussion on risk factors that appear in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K and uncertainties are detailed in this and other reports and filings with the Securities and Exchange Commission (SEC). Other unknown or unpredictable factors also could have material adverse effects on our future results. We cannot guarantee future results, levels of activity, performance or achievements. Accordingly, you should not place undue reliance on these forward-looking statements. Finally, we expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

PART I

Item 1. Business

Overview

Proto Labs, Inc. was incorporated in Minnesota in 1999. The terms “Proto Labs,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Proto Labs, Inc. and its subsidiaries. We are an e-commerce driven digital manufacturer of quick-turn, on-demand custom parts for prototyping and short-run production. We manufacture parts for product developers and engineers worldwide, who are under increasing pressure to bring their finished products to market faster than their competition. We utilize injection molding, computer numerical control (CNC) machining and 3D printing to manufacture custom parts for our customers. Our proprietary technology eliminates most of the time-consuming and expensive skilled labor conventionally required to quote and manufacture parts. Our customers conduct nearly all of their business with us over the Internet. We target our products to the millions of product developers and engineers who use three-dimensional computer-aided design (3D CAD) software to design products across a diverse range of end-markets. We have established our operations in the United States, Europe and Japan, which we believe are three of the largest geographic markets where these product developers and engineers are located. Additional information required by this item is incorporated herein by reference to Note 17 – Segment Reporting of the Notes to our consolidated financial statements, which appears in Part II, Item 8. of this Annual Report on Form 10-K. We believe our use of advanced technology enables us to offer significant advantages at competitive prices to many product developers and engineers and is the primary reason we have become a leading supplier of custom parts.

We believe custom parts manufacturing has historically been an underserved market due to the inefficiencies inherent in the quotation, equipment set-up and non-recurring engineering processes required to produce custom parts. Our customers typically order short run custom parts for a variety of reasons, including:

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

In each of these instances, we believe our solution provides product developers and engineers with an exceptional combination of speed, quality, competitive pricing, ease of use and reliability that they typically cannot find among conventional custom parts manufacturers. Our technology enables us to ship parts as soon as the same day after receipt of a customer’s design submission.

Our manufacturing product lines currently include Injection Molding, CNC Machining and 3D Printing. We continually seek to expand the range of size and geometric complexity of the parts we can make with these processes, to extend the variety of materials we are able to support and to identify additional manufacturing processes to which we can apply our technology in order to better serve the evolving preferences and needs of product developers and engineers.

We have experienced significant growth since our inception in 1999. We have grown our total revenue from $126.0 million in 2012 to $298.1 million in 2016. We have grown our income from operations from $34.9 million in 2012 to $61.8 million in 2016.

Our increases in revenue and income from operations can be attributed to serving more product development engineers and our expansion of product lines offered. We were founded in 1999 with plastic injection molding, and have expanded our product lines over the years by the introduction of:

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

●	lathe-turned parts that expanded the breadth and scope of our CNC product line in 2015; and
●	rapid overmolding technology which expanded the breadth of our manufacturing capabilities in our Injection Molding product line in 2016.

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

Early in the product development process, 3D printing processes such as stereolithography (SL) can be used to quickly produce an approximate physical representation of a part, but these representations may not meet product developers’ and engineers’ requirements for dimensional accuracy, cosmetics or material properties. As an alternative, 3D printing processes such as selective laser sintering (SLS) and direct metal laser sintering (DMLS) or CNC machining can be used to produce low volumes of high-quality custom parts in either metal or plastic. For follow-on functional testing, market evaluation and production runs, parts are typically manufactured using injection molding.

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

Key elements of our solution include:

Sophisticated Technology that Reduces Turnaround Time

Our digital model is centered on our web-based interface and proprietary software to automate many of the manual and time-consuming processes typically required to obtain custom injection-molded, CNC-machined or 3D-printed parts from conventional suppliers. Our platform automates many aspects of the entire process from design submission through manufacturability analysis and feedback, quotation, order submission, mold design, tool path generation and mold or part manufacture. To utilize our platform, a prospective customer uploads a 3D CAD file of their required part through our website. Often within minutes of design submission, our software analyzes the manufacturability of the part, assesses our ability to make the part, and returns a firm price quotation with any recommendations for design modifications. In the case of CNC machining, this manufacturability analysis identifies features that may be too fragile to be machined and areas that cannot be machined at all. For injection molding, problematic features such as undercuts, thin areas, thick areas and areas requiring geometry adjustments to allow the part to be ejected from the mold are identified. Many of our customers find this analysis particularly helpful, as it diagnoses and prevents potential problems prior to manufacturing. We can also provide a flow analysis to identify parts that may be so thin and large that plastic will solidify before the mold can be completely filled.

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

Scale to Process Large Numbers of Unique Part Designs

Our proprietary, highly scalable quoting technology addresses the manual processes conventionally involved in submitting a design, analyzing its manufacturability, making design revision recommendations and generating price quotations. This enables us to quickly analyze high volumes of 3D CAD part design submissions and provide feedback to our prospective product developer and engineer customers. In 2016 alone, we generated quotations for over 650,000 design submissions. Our proprietary manufacturing automation technology is also highly scalable, enabling us to process large numbers of unique designs and, combined with our manufacturing processes, efficiently and effectively manufacture high volumes of parts to meet the needs of product developers and engineers.

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

Our Product Lines

Our Injection Molding, CNC Machining and 3D Printing product lines offer many product developers and engineers the ability to quickly and efficiently outsource their quick-turn custom parts manufacturing. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the historical revenue generated by each of Injection Molding, CNC Machining and 3D Printing.

Injection Molding

Our Injection Molding product line uses our 3D CAD-to-CNC machining technology for the automated design and manufacture of thermoplastic, metal or liquid silicone injection molds, which are then used to produce custom injection-molded parts on commercially available equipment. Our Injection Molding product line is used for prototype, on-demand and short-run production. Prototype quantities typically range from 25 to 100 parts. Because we retain possession of the molds, customers who need short-run production often come back to Proto Labs’ Injection Molding product line for additional quantities typically ranging up to 10,000 parts or more. They do so to support pilot production for product testing or while their tooling for high-volume production is being prepared, because they need on-demand manufacturing due to disruptions in their manufacturing process, because their product will only be released in a limited quantity or because they need end-of-life production support. These additional part orders typically occur on approximately half of the molds that we make, typically accounting for approximately half of our total Injection Molding revenue.

CNC Machining

Our CNC Machining product line uses commercially available CNC machines to cut plastic or metal blocks into one or more custom parts based on the 3D CAD model uploaded by the product developer or engineer. Our efficiencies derive from the automation of the programming of these machines and a proprietary fixturing process. The CNC Machining product line is well suited to produce small quantities, typically in the range of one to 200 parts.

3D Printing

Our 3D Printing product line includes stereolithography (SL), selective laser sintering (SLS) and direct metal laser sintering (DMLS) processes, which offers customers a wide-variety of high-quality, precision rapid prototyping and low volume production. These processes create parts with a high level of accuracy, detail, strength and durability. 3D Printing is well suited to produce small quantities, typically in the range of one to 50 parts.

Our Process

The process for Injection Molding, CNC Machining and 3D Printing begins when the product developer or engineer uploads one or more 3D CAD models representing the desired part geometry through our website. Our proprietary software uses complex algorithms to analyze the 3D CAD geometry, analyze its manufacturability and support the creation of an interactive, web-based quotation containing pricing and manufacturability information. A link to the quotation is then e-mailed to the product developer or engineer, who can access the quotation, change a variety of order parameters and instantly see the effect on price before finalizing the order. For 3D Printing, the quote is reviewed and then scheduled for production. For CNC Machining, the tool paths are then reviewed and routed to our high-speed CNC machining centers for execution. In the case of Injection Molding, our proprietary software supports the creation of the mold design and the tool paths required to manufacture the mold components, which are then routed to our CNC machining centers for execution. Once the mold is assembled, it is placed in one of our injection molding presses to create the required parts. For our CNC Machining product line, we ship parts as soon as the same day as the order is received. For our Injection Molding and 3D Printing product lines, we ship parts in as little as one business day from design submission. We ship our parts via small parcel common carriers on standard terms and conditions.

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

We believe there may be opportunities to grow by identifying and expanding into select additional geographic markets. We currently operate in the United States, Europe and Japan, where we believe a substantial portion of the world’s product developers and engineers are located. We entered the European market in 2005 and launched operations in Japan in 2009. For 2016, revenue earned in these markets represents approximately 25% of our total revenue. In 2016, we increased marketing efforts in Europe and the surrounding regions. While we currently do not have specific plans to expand into any particular geographic markets, we believe opportunities exist to serve the needs of product developers and engineers in select new geographic regions and we will continue to evaluate such opportunities if and when they arise.

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

Add Manufacturing Processes

We seek to identify additional manufacturing processes to which we can apply our digital technology and expertise to meet a greater range of product developers’ and engineers’ needs. Introducing new manufacturing processes can both attract new customers and provide us with a significant opportunity to cross-sell our existing product lines to our existing customer base. We regularly evaluate new manufacturing processes to offer product developers and engineers and introduce such new processes when we are confident that a sufficient market demand exists and that we can offer the same advantages our customers have come to expect from us. See Item 6. “Selected Financial Data” for disclosure of our historical research and development expenses.

Examples of new manufacturing processes we have added include CNC Machining, 3D Printing through the acquisitions of FineLine and Alphaform and the launch of liquid silicone rubber injection molding, lathe-turned parts and rapid overmolding technology. Our CNC Machining product line was first introduced in the United States in 2007 and represents 27.3% of our total revenue in the year ended December 31, 2016. In April 2014, we added 3D-printing technologies through our acquisition of FineLine and further expanded our 3D printing capabilities in October 2015 through our acquisition of Alphaform. Our 3D Printing product line represents 12.7% of our total revenue in the year ended December 31, 2016. During 2014, we introduced liquid silicone rubber injection molding and in February 2015, we introduced lathe-turned products to further expand our product offerings. In 2016, we expanded the breadth of our manufacturing capabilities by adding rapid overmolding technology to our Injection Molding product line. Our Injection Molding product line represents 59.0% of our total revenue in the year ended December 31, 2016.

Broaden the Parts Envelope

We regularly analyze the universe of customer design submissions that we are currently unable to manufacture and focus a portion of our research and development efforts to expand the range of parts that we can produce. Since we first introduced our Injection Molding product line in 1999, we have steadily expanded the size and geometric complexity of the injection-molded parts we are able to manufacture, and we continue to extend the diversity of materials we are able to support. Similarly, since first introducing our CNC Machining product line in 2007, we have expanded the range of part sizes, design geometries and materials we can support. As we continue to expand the range of our existing process capabilities, we believe we will meet the needs of a broader set of product developers and engineers and consequently convert a higher number of quotation requests into orders.

Marketing

Our international marketing effort generates prospects for our sales teams and seeks to strengthen our reputation as an industry leader in digital manufacturing services for custom prototyping and low-volume manufacturing. Since we are an agile, technology-based company, much of our marketing activities occur online. We use marketing automation software to enhance the productivity of our marketing and sales teams and continuously track the results of every campaign to ensure our return on investment.

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

Sales and Customer Service

We maintain an internal sales team trained in the basics of part design and the capabilities of our manufacturing product lines, as well as the key advantages of our product lines over alternate methods of custom parts manufacturing. We organize our sales team into complementary roles: business development, account management and strategic account management, with the former focused on selling to new customer companies and the latter two focused on expanding sales within existing customer companies. We believe our sales staff is adept at researching customer companies and networking to find additional product developers and engineers who may have a need for our products. We also have a team of customer service engineers who can support highly technical engineering discussions with product developers and engineers as required during the sales process. Our revenue is generated from a diverse customer base, with no single customer company representing more than 2% of our total revenue in 2016.

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

We believe that the key competitive factors in our industry include:

•	Quality: dimensional accuracy, surface finish, material properties, color and cleanliness;

•	Speed: turnaround time for quotations and parts;

•	Reliability: greater than 97% on-time delivery;

•	Service: overall customer experience, from web interface to post-sales support;

•	Capability: range of part sizes and dimensional complexities supported, variety of manufacturing processes offered, materials supported and post-processing provided;

•	Scale: ability to support thousands of part designs in parallel;

•	Capacity: ability to manage peaks in demand with very short lead times and no minimum order quantities; and

•	Price: mold and part pricing.

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

Intellectual Property

We regard our patents, trademarks, service marks, trade dress, trade secrets, copyrights, domain names and other intellectual property as valuable to our business and rely on patent, trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, vendors and others to protect our proprietary rights. We register our patents, trademarks and service marks in the United States and other jurisdictions as we deem appropriate. As of December 31, 2016, we owned and had applications pending for patents relating to various aspects of our quoting and manufacturing processes as follows:

Jurisdiction	Issued Patents	Applications Pending
United States	16	1
United Kindgom	2	0
Germany	0	2

Our patents have expiration dates ranging from 2022 to 2032. We also owned approximately 12 registered and 1 pending United States trademarks or service marks as of December 31, 2016, with corresponding registered protection in Europe and Japan for the most important of these marks such as PROTO LABS, PROTOMOLD, FIRSTCUT, PROTOQUOTE, FIRSTQUOTE, PROTOFLOW and FINELINE, corresponding approved protection in Canada for PROTO LABS, FIRSTCUT and FINELINE, and corresponding registered protection in Australia, Canada and Mexico for PROTOMOLD. There can be no assurance that the steps we take to protect our proprietary rights will be adequate or that third parties will not infringe or misappropriate such rights. We have been subject to claims and expect to be subject to legal proceedings and claims from time to time in the ordinary course of our business. In particular, we may face claims from third parties that we have infringed their patents, trademarks or other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. Any unauthorized disclosure or use of our intellectual property could make it more expensive to do business and harm our operating results.

Employees

As of December 31, 2016, we had 1,700 full-time employees. We consider our current relationship with our employees to be good. We also regularly use independent contractors and other temporary employees across the organization to augment our regular staff. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

Available Information

Our principal executive offices are located at 5540 Pioneer Creek Drive, Maple Plain, Minnesota 55359 and our telephone number is (763) 479-3680. Our website address is www.protolabs.com. Information on our website does not constitute part of this Annual Report on Form 10-K or any other report we file or furnish with the SEC. We provide free access to various reports that we file with or furnish to the SEC through our website as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports. Our SEC reports can be accessed through the investor relations section of our website.

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file information electronically with the SEC. The SEC’s website is www.sec.gov.

Executive Officers of the Registrant

Set forth below are the names of our current executive officers, their ages, titles, the year first appointed as an executive officer, and employment for the past five years:

Victoria M. Holt	59	President, Chief Executive Officer and Director
Robert Bodor	44	Vice President/General Manager – Americas
John A. Way	44	Chief Financial Officer and Executive Vice President of Development
Arthur R. Baker III	49	Chief Technology Officer
David M. Fein	48	Chief Revenue Officer
John B. Tumelty	46	Vice President/General Manager and Managing Director – Europe, Middle East and Africa

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

Arthur R. Baker III. Dr. Baker has been our Chief Technology Officer since May 2016. Prior to joining Proto Labs, Dr. Baker served as Chief Technology Officer of PaR Systems, a robotics and specialty machine tool builder. From 2005 to 2014, Dr. Baker held multiple positions at MTS Systems, including General Manager of the Test Division, Chief Technology Officer, and Vice President of Engineering and Operations. MTS Systems was a leader in mechanical testing and simulation systems for automotive, aerospace, medical, civil-seismic and general research.

David M. Fein. Mr. Fein has been our Chief Revenue Officer since December 2016. Prior to joining Proto Labs, Mr. Fein spent 16 years at PMC-Sierra, Inc., a semiconductor and software solutions provider for big data storage, optical transport networks and wireless infrastructure markets. Most recently, Mr. Fein served as Executive Vice President, Worldwide Sales from December 2014 until PMC-Sierra, Inc. was acquired by Microsemi Corporation in January 2016. From November 2008 to November 2014, Mr. Fein served as Vice President, Sales for the Americas at PMC-Sierra.

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

In particular, we plan to increase our research and development efforts and to continue to focus a significant portion of those efforts to further develop our technology in areas such as our interactive user interface and manufacturing processes, potentially introduce new manufacturing processes within the research and development initiative we refer to as Protoworks, and broaden the range of parts that we are able to manufacture. We believe successful execution of this part of our business plan is critical for our ability to compete in our industry and grow our business, and there are no guarantees we will be able to do so in a timely fashion, or at all. Broadening the range of parts we offer is of particular importance since limitations in manufacturability are the primary reason we are not able to fulfill many quotation requests. There are no guarantees that the resources devoted to executing on this aspect of our business plan will improve our business and operating results or result in increased demand for our products and product lines. Failures in this area could adversely impact our operating results and harm our reputation and brand. Even if we are successful in executing in these areas, our industry is subject to rapid and significant technological change, and our competitors may develop new technologies, processes and product lines that are superior to ours. Our research and development costs were approximately $22.4 million, $18.4 million and $16.6 million for the years ended December 31, 2016, 2015 and 2014, respectively, and there is no guarantee that these costs will enable us to maintain or grow our revenue profitability. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for additional discussion related to research and development costs.

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

Over the past several years, we have experienced rapid growth. For example, we have grown from 749 full-time employees as of January 1, 2013 to 1,700 full-time employees as of December 31, 2016. We have expanded internationally, including establishing manufacturing operations in Europe in 2005 and Japan in 2009. In 2014, we expanded our product lines with 3D Printing through our acquisition of FineLine. In 2015, we expanded our manufacturing operations and our 3D Printing product lines in Europe through our acquisition of Alphaform. We expect this growth to continue and the number of countries and facilities from which we operate to increase in the future. Our ability to effectively manage our anticipated growth and expansion of our operations will require us to do, among other things, the following:

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

Although our revenue has grown over the past five years from $126.0 million for the year ended December 31, 2012 to $298.1 million for the year ended December 31, 2016, we may not be able to maintain our historical rate of revenue growth. We believe that our continued revenue growth will depend on many factors, a number of which are out of our control, including among others, our ability to:

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

         On June 23, 2016, the United Kingdom (UK) held a referendum in which voters approved a withdrawal from the European Union (EU), commonly referred to as “Brexit.” The outcome of the Brexit vote triggered short-term financial volatility, including a decline in the value of the British Pound in comparison to both the United States dollar and the Euro. The impact of the Brexit referendum and the ongoing uncertainty associated with the outcome thereof may result in various long-term financial consequences for businesses operating in the UK, the EU and beyond. As a result of the referendum, it is expected that the British government will begin negotiating the terms of the UK’s relationship with the EU going forward, including the terms of trade between the UK and the EU. Although the specific terms and the timeframe in which they will be negotiated are unknown, it is possible that these changes could adversely affect our business and results of operations.

We operate a global business that exposes us to additional risks.

We have established our operations in the United States, Europe and Japan and are seeking to further expand our international operations. As of December 31, 2016, we had sold products into approximately 60 countries. In addition to English, our website is available in British English, French, German, Italian, Japanese and Spanish. Our international revenue accounted for approximately 25%, 27% and 26% of our total revenue in the years ended December 31, 2016, 2015 and 2014, respectively. The future growth and profitability of our international business is subject to a variety of risks and uncertainties. Many of the following factors have adversely affected our international operations and sales to customers located outside of the United States and may again in the future:

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

•	different, complex and changing laws governing intellectual property rights, sometimes affording companies lesser protection in certain areas;

•	differing levels of use of the Internet or 3D CAD software;

•	seasonal reductions in business activity in certain parts of the world, particularly during the summer months in Europe and holiday season;

•	higher costs of doing business internationally;

•	interruptions resulting from any events affecting raw material supply or manufacturing capabilities abroad;

•	protectionist laws and business practices that favor local producers and service providers;

•	taxation;

•	energy costs;

•	restrictions imposed by local labor practices and laws on our business and operations;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	transportation delays; and

•	increased payment risk and higher levels of payment fraud.

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

We manufacture all of our products in 9 manufacturing facilities, located in Maple Plain, Minnesota; Rosemount, Minnesota; Plymouth, Minnesota; Raleigh, North Carolina; Telford, United Kingdom; Feldkirchen, Germany; Eschenlohe, Germany; Rusko, Finland and Zama, Kanagawa, Japan. These facilities and the manufacturing equipment we use would be costly to replace and could require substantial lead time to repair or replace. Our facilities may be harmed by natural or man-made disasters, including, without limitation, earthquakes, floods, tornadoes, fires, hurricanes, tsunamis and nuclear disasters.

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

Expansion of our intellectual property portfolio is one of the available methods of growing our revenue and our profits. This involves a complex and costly set of activities with uncertain outcomes. Our ability to obtain patents and other intellectual property can be adversely affected by insufficient inventiveness of our employees, by changes in intellectual property laws, treaties, and regulations, and by judicial and administrative interpretations of those laws, treaties and regulations. Our ability to expand our intellectual property portfolio could also be adversely affected by the lack of valuable intellectual property for sale or license at affordable prices. There is no assurance that we will be able to obtain valuable intellectual property in the jurisdictions where we and our competitors operate or that we will be able to use or license that intellectual property.

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

In the year ended December 31, 2016, our common stock traded as high as $82.06 and as low as $43.10. The market for our common stock may become less active, liquid or orderly, which could depress the trading price of our common stock. Some of the factors, many of which are outside of our control, that may cause the market price of our common stock to fluctuate include:

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

•

the public’s response to press releases or other public announcements by us or third parties, including our filings with the Securities and Exchange Commission and announcements relating to litigation;

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We believe that our facilities are well maintained and of sufficient capacity to support our current operations. We have facilities in the following regions:

United States

Our corporate headquarters are located in Maple Plain, Minnesota in a facility we own encompassing approximately 95,000 square feet of office space. We also own a nearby facility encompassing approximately 35,000 square feet of manufacturing space. We lease an additional facility on a property adjacent to our headquarters that encompasses approximately 40,000 square feet of manufacturing space. The lease for this facility expires in 2017. We own a facility in Rosemount, Minnesota that encompasses approximately 130,000 square feet of manufacturing and office space. We also own a facility in Plymouth, Minnesota that encompasses approximately 170,000 square feet of manufacturing and office space.

In April 2014, we purchased FineLine Prototyping, Inc. (FineLine) and assumed the leases of two facilities in Raleigh, North Carolina. The two facilities we lease are approximately 10,000 square feet each. We also purchased a facility in Cary, North Carolina in 2015 that encompasses approximately 77,000 square feet of manufacturing and office space. In 2016, we moved into the new facility in Cary, North Carolina and consolidated operations. As a result, we exited the lease for one of the Raleigh facilities and plan to exit the lease for the other Raleigh facility in 2017.

Europe

Our European operations are headquartered in Telford, United Kingdom in a facility we own encompassing approximately 126,000 square feet of office and manufacturing space.

We also lease office space in Mosbach, Germany, Le Bourget du Lac, France and Novara, Italy, for sales, customer service and technical support staff. The leases expire at various times from 2017 to 2023. In October 2015, we purchased certain assets, including shares of select subsidiaries, of Alphaform AG (Alphaform), headquartered in Feldkirchen (Munich), Germany. As a result of the acquisition, we lease manufacturing and office facilities encompassing approximately 60,000 square feet in Feldkirchen, Germany, approximately 16,000 square feet in Eschenlohe, Germany and approximately 24,000 square feet in Rusko, Finland. The leases expire at various times from 2018 to 2022.

Japan

Our Japan operations are headquartered in Zama, Kanagawa, Japan (southwest of Tokyo). In 2016, we moved into a new leased facility encompassing approximately 96,000 square feet of office and manufacturing space. The lease expires in April 2023.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has traded on the New York Stock Exchange (NYSE) under the symbol “PRLB” since February 24, 2012. Prior to that date, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low intraday sales prices for our common stock as reported on the NYSE:

	Fiscal 2016		Fiscal 2015
	High	Low	High	Low

First Quarter	$79.65	$51.61	$74.82	$57.30
Second Quarter	$82.06	$55.07	$79.00	$65.84
Third Quarter	$61.62	$50.50	$79.95	$65.82
Fourth Quarter	$59.65	$43.10	$69.48	$58.84

On February 16, 2017, the last reported sale price of our common stock on the NYSE was $55.65 per share. As of February 16, 2017, we had 13 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

Outstanding Equity Awards

The following table summarizes, as of December 31, 2016, information about shares of our common stock that may be issued under equity compensation plans approved by shareholders and plans not approved by shareholders:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares in first column)

Equity compensation plans approved by shareholders(1)	784,744	$32.66	6,778,872(2)
Equity compensation plans not approved by shareholders	None	N/A	None

(1)	Includes the 2000 Stock Option Plan, the 2012 Long-Term Incentive Plan and our Employee Stock Purchase Plan.

(2)	Includes 1,285,314 shares remaining available for issuance as of December 31, 2016 under our Employee Stock Purchase Plan.

Performance Graph

The following graph shows a comparison from February 24, 2012 (the date our common stock commenced trading on the NYSE) through December 31, 2016 of the cumulative total return for our common stock, the S&P 500 Index and the Russell 2000 Index. We have selected the Russell 2000 Index because the Russell 2000 Index measures the performance of the small market capitalization segment of U.S. equity instruments and we are a member company included in the Russell 2000 Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the S&P 500 Index and the Russell 2000 Index assume reinvestment of dividends.

	Period Ending
Index	02/23/12	06/30/12	12/31/12	06/30/13	12/31/13	06/30/14	12/31/14	06/30/15	12/31/15	06/30/16	12/31/16
Proto Labs, Inc.	100.00	179.75	246.38	406.06	444.88	512.00	419.75	421.75	398.06	359.75	320.94
S&P 500	100.00	99.90	104.60	117.81	135.56	143.77	151.01	151.31	149.91	153.94	164.20
Russell 2000	100.00	96.29	102.43	117.88	140.33	143.86	145.28	151.22	136.98	138.91	163.66

Unregistered Sales of Equity Securities and Issuer Purchases of Equity Securities

We did not sell any unregistered equity securities or purchase any of our securities during the year ended December 31, 2016. On February 9, 2017, we announced that our board of directors had authorized the repurchase of shares of our common stock from time to time on the open market or in privately negotiated purchases, at an aggregate purchase price of up to $50 million.  The timing and amount of any share repurchases will be determined by our management based on market conditions and other factors.  The term of the program runs through December 31, 2021.

Item 6. Selected Financial Data

The following tables set forth selected consolidated financial data for the periods and at the dates indicated. The selected consolidated statements of comprehensive income data for the years ended December 31, 2016, 2015 and 2014 and selected consolidated balance sheets data as of December 31, 2016 and 2015 are derived from our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The selected consolidated statements of comprehensive income data for the years ended December 31, 2013 and 2012 and selected consolidated balance sheet data as of December 31, 2014, 2013 and 2012 are derived from our audited consolidated financial statements not included in this report.

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

	Year Ended December 31,
(in thousands, except share and per share amounts)	2016	2015	2014	2013	2012

Consolidated Statements of Comprehensive Income Data
Revenue	$298,055	$264,106	$209,583	$163,112	$125,991
Cost of revenue	131,118	109,703	81,182	61,410	49,853
Gross profit	166,937	154,403	128,401	101,702	76,138
Operating expenses:
Marketing and sales	46,131	39,188	29,144	22,386	18,098
Research and development	22,388	18,350	16,607	11,863	9,137
General and administrative	36,651	29,716	22,122	16,154	13,957
Total operating expenses	105,170	87,254	67,873	50,403	41,192
Income from operations	61,767	67,149	60,528	51,299	34,946
Other income, net	2,454	712	3	279	23
Income before income taxes	64,221	67,861	60,531	51,578	34,969
Provision for income taxes	21,514	21,347	18,896	16,301	10,944
Net income	42,707	46,514	41,635	35,277	24,025
Net income attributable to common shareholders(1)	$42,707	$46,514	$41,635	$35,277	$24,025

Net income per share(1)
Basic	$1.62	$1.79	$1.62	$1.40	$1.03
Diluted	$1.61	$1.77	$1.60	$1.36	$0.98
Weighted average shares outstanding(1)
Basic	26,365,173	26,005,858	25,692,699	25,198,556	23,373,593
Diluted	26,564,639	26,320,284	26,100,320	25,859,741	24,443,665
Other comprehensive income (loss) (net of tax)
Foreign currency translation adjustments	$(5,541)	$(2,283)	$(1,838)	$(163)	$(190)
Comprehensive income	$37,166	$44,231	$39,797	$35,114	$23,835

Stock-based compensation expense included in the statements of comprehensive income data above is as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014	2013	2012

Stock options and grants	$6,177	$5,580	$4,386	$3,084	$2,539
Employee stock purchase plan	598	502	423	377	500
Total stock-based compensation expense	$6,775	$6,082	$4,809	$3,461	$3,039

Cost of revenue	$691	$513	$386	$316	$335
Operating expenses:
Marketing and sales	977	1,074	927	610	418
Research and development	1,396	1,285	1,048	754	486
General and administrative	3,711	3,210	2,448	1,781	1,800
Total stock-based compensation expense	$6,775	$6,082	$4,809	$3,461	$3,039

	Year Ended December 31,
(in thousands)	2016	2015	2014	2013	2012

Consolidated Balance Sheets Data
Cash and cash equivalents	$68,795	$47,653	$43,329	$43,039	$36,759
Working capital	134,357	111,740	89,102	96,132	78,617
Total assets	414,241	361,036	287,031	230,175	172,722
Total liabilities	34,408	33,391	21,492	18,532	16,023
Total shareholders' equity	$379,833	$327,645	$265,539	$211,643	$156,699

(1)

See Note 3 of Notes to Consolidated Financial Statements for an explanation of the method used to calculate net income per basic and diluted share attributable to common shareholders and weighted average shares outstanding for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Overview

We are an e-commerce driven digital manufacturer of quick-turn, on-demand injection-molded, CNC-machined, and 3D printed custom parts for prototyping and short-run production. We provide “Real Parts, Really Fast” to product developers and engineers worldwide, who are under increasing pressure to bring their finished products to market faster than their competition. We believe custom parts manufacturing has historically been an underserved market due to the inefficiencies inherent in the quotation, equipment set-up and non-recurring engineering processes required to produce custom parts. Our proprietary technology eliminates most of the time-consuming and expensive skilled labor conventionally required to quote and manufacture parts in low volumes, and our customers conduct nearly all of their business with us over the Internet. We target our product lines to the millions of product developers and engineers who use 3D CAD software to design products across a diverse range of end-markets. Our primary manufacturing product lines currently include Injection Molding, CNC Machining and 3D Printing.

We have experienced significant growth since our inception. Since we first introduced our Injection Molding product line in 1999, we have steadily expanded the size and geometric complexity of the injection-molded parts we are able to manufacture, and we continue to extend the diversity of materials we are able to support. Similarly, since first introducing our CNC Machining product line in 2007, we have expanded the range of part sizes, design geometries and materials we can support. In 2014, we acquired FineLine Prototyping, Inc. (FineLine) to expand the number of process types we offer to include stereolithography (SL), selective laser sintering (SLS) and direct metal laser sintering (DMLS). We also continually seek to enhance other aspects of our technology and manufacturing processes, including our interactive web-based and automated user interface and quoting system. We intend to continue to invest significantly to enhance our technology and manufacturing processes and expand the range of our existing capabilities with the aim of meeting the needs of a broader set of product developers and engineers. As a result of the factors described above, many of our customers tend to return to Proto Labs to meet their ongoing needs, with approximately 67%, 85% and 87% of our revenue in 2016, 2015 and 2014, respectively, derived from existing customers.

We have established our operations in the United States, Europe and Japan, which we believe are three of the largest geographic markets where product developers and engineers are located. We entered the European market in 2005, launched operations in Japan in late 2009 and further expanded into Europe through our acquisition of Alphaform in 2015. As of December 31, 2016, we had sold products into approximately 60 countries. Our revenue outside of the United States accounted for approximately 25%, 27% and 26% of our consolidated revenue in the years ended December 31, 2016, 2015 and 2014, respectively. We intend to continue to expand our international sales efforts and believe opportunities exist to serve the needs of product developers and engineers in select new geographic regions.

We have grown our total revenue from $126.0 million in 2012 to $298.1 million in 2016. During this period, our operating expenses increased from $41.2 million in 2012 to $105.2 million in 2016. We have grown our income from operations from $34.9 million in 2012 to $61.8 million in 2016. Our recent growth in revenue and income from operations has been accompanied by increased cost of revenues and operating expenses. We expect to increasingly invest in our operations to support anticipated future growth as discussed more fully below.

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

Key Financial Measures and Trends

Revenue

Our operations are comprised of three geographic operating segments in the United States, Europe and Japan. Revenue is derived from our Injection Molding, CNC Machining and 3D Printing product lines. Injection Molding revenue consists of sales of custom injection molds and injection-molded parts. CNC Machining revenue consists of sales of CNC-machined custom parts. 3D Printing revenue consists of sales of 3D-printed parts. Our revenue is generated from a diverse customer base, with no single customer company representing more than 2% of our total revenue in 2016. Our historical and current efforts to increase revenue have been directed at gaining new customers and selling to our existing customer base by increasing marketing and selling activities, offering additional product lines such as the introduction of our CNC Machining product line in 2007 and 3D Printing through our acquisition of FineLine in 2014, expanding internationally such as the opening of our Japanese office in 2009 and through our acquisition of Alphaform in October 2015, improving the usability of our product lines such as our web-centric applications, and expanding the breadth and scope of our products by adding more sizes and materials to our offerings.

During 2016, we served 31,457 unique product developers and engineers, an increase of 15.5% over the same period in 2015. Of those product developers and engineers served in 2016, 16,149 were existing product developers and engineers who had ordered from us in the past, an increase of 20% over the comparable period in 2015, and 15,308 were new product developers and engineers who ordered from us for the first time in 2016, an increase of 12% over the comparable period in 2015.

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

During 2014, we served 21,552 unique product developers and engineers, an increase of 34% over the same period in 2013. Of those product developers and engineers served in 2014, 9,839 were existing product developers and engineers who had ordered from us in the past, an increase of 26% over the comparable period in 2013, and 11,713 were new product developers and engineers who ordered from us for the first time in 2014, an increase of 41% over the comparable period in 2013. We experienced strong growth in the number of unique product developers and engineers served in 2014, partially as a result of our acquisition of FineLine in April 2014.

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

Our business model requires that we invest in our capacity well in advance of demand to ensure we can fulfill the expectations for quick delivery of our products to our customers. Therefore, during each of 2016, 2015 and 2014 we made significant investments in additional factory space and infrastructure in the United States. We also made significant investments in additional factory space in Japan in 2016. We expect to continue to grow in future periods, which will result in the need for additional investments in factory space and equipment. We expect that these additional costs for factory and equipment expansion can be absorbed by revenue growth, and allow gross margins to remain relatively consistent over time.

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

Marketing and sales. Marketing and sales expense consists primarily of employee compensation, benefits, commissions, stock-based compensation, marketing programs such as electronic, print and pay-per-click advertising, trade shows and other related overhead. We expect sales and marketing expense to increase in the future as we increase the number of marketing and sales professionals and marketing programs targeted to increase our customer base.

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

Other Income, Net

Other income, net primarily consists of foreign currency-related gains and losses and interest income on cash balances and investments. Our foreign currency-related gains and losses will vary depending upon movements in underlying exchange rates. Our interest income will vary each reporting period depending on our average cash balances during the period, composition of our marketable security portfolio and the current level of interest rates.

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

	Year Ended December 31,				Change		Year Ended December 31,				Change
(dollars in thousands)	2016		2015		$	%	2015		2014		$	%

Revenue	$298,055	100.0%	$264,106	100.0%	$33,949	12.9	$264,106	100.0%	$209,583	100.0%	$54,523	26.0%
Cost of revenue	131,118	44.0	109,703	41.5	21,415	19.5	109,703	41.5	81,182	38.7	28,521	35.1
Gross profit	166,937	56.0	154,403	58.5	12,534	8.1	154,403	58.5	128,401	61.3	26,002	20.3
Operating expenses:
Marketing and sales	46,131	15.5	39,188	14.8	6,943	17.7	39,188	14.8	29,144	13.9	10,044	34.5
Research and development	22,388	7.5	18,350	6.9	4,038	22.0	18,350	6.9	16,607	7.9	1,743	10.5
General and administrative	36,651	12.3	29,716	11.3	6,935	23.3	29,716	11.3	22,122	10.6	7,594	34.3
Total operating expenses	105,170	35.3	87,254	33.0	17,916	20.5	87,254	33.0	67,873	32.4	19,381	28.6
Income from operations	61,767	20.7	67,149	25.5	(5,382)	(8.0)	67,149	25.5	60,528	28.9	6,621	10.9
Other income, net	2,454	0.8	712	0.2	1,742	*	712	0.2	3	0.0	709	*
Income before income taxes	64,221	21.5	67,861	25.7	(3,640)	(5.4)	67,861	25.7	60,531	28.9	7,330	12.1
Provision for income taxes	21,514	7.2	21,347	8.1	167	0.8	21,347	8.1	18,896	9.0	2,451	13.0
Net income	$42,707	14.3%	$46,514	17.6%	$(3,807)	-8.2%	$46,514	17.6%	$41,635	19.9%	$4,879	11.7%

*	Percentage change not meaningful

Stock-based compensation expense included in the statements of comprehensive income data above is as follows:

	Year Ended December 31,
(dollars in thousands)	2016	2015	2014

Stock options and grants	$6,177	$5,580	$4,386
Employee stock purchase plan	598	502	423
Total stock-based compensation expense	$6,775	$6,082	$4,809

Cost of revenue	$691	$513	$386
Operating expenses:
Marketing and sales	977	1,074	927
Research and development	1,396	1,285	1,048
General and administrative	3,711	3,210	2,448
Total stock-based compensation expense	$6,775	$6,082	$4,809

Comparison of Years Ended December 31, 2016 and 2015

Revenue

Revenue by reportable segment and the related changes for 2016 and 2015 is summarized as follows:

	Year Ended December 31,
	2016		2015		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue
United States	$223,930	75.1%	$208,018	78.7%	$15,912	7.6%
Europe	63,365	21.3	47,433	18.0	15,932	33.6
Japan	10,760	3.6	8,655	3.3	2,105	24.3
Total revenue	$298,055	100.0%	$264,106	100.0%	$33,949	12.9%

Our revenue increased $34.0 million, or 12.9%, for 2016 compared with 2015. By reportable segment, revenue in the United States increased $15.9 million, or 7.6%, for 2016 compared with 2015. Revenue in Europe increased $15.9 million, or 33.6%, for 2016 compared with 2015, partially driven by the acquisition of Alphaform in the fourth quarter of 2015. Revenue in Japan increased $2.1 million, or 24.3%, for 2016 compared with 2015.

Our revenue growth in 2016 was the result of increased volume of the product developers and engineers we served. During 2016, we served 31,457 unique product developers and engineers, an increase of 15.5% over 2015. Average revenue per product developer or engineer decreased 6% during 2016 as compared to 2015.

Our revenue increases were primarily driven by increases in sales personnel and marketing activities. Our sales personnel focus on gaining new customer accounts and expanding the depth and breadth into existing customer accounts. Our marketing personnel focus on marketing activities that have proven to result in the greatest number of customer leads to support sales activity. International revenue decreased by $1.3 million in 2016 compared to 2015 as a result of foreign currency movements, primarily the strengthening of the United States dollar relative to the British pound.

Revenue by product line and the related changes for 2016 and 2015 is summarized as follows:

	Year Ended December 31,
	2016		2015		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue
Injection Molding	$175,974	59.0%	$163,387	61.8%	$12,587	7.7%
CNC Machining	81,407	27.3	74,368	28.2	7,039	9.5
3D Printing	37,847	12.7	25,132	9.5	12,715	50.6
Other Product	2,827	1.0	1,219	0.5	1,608	131.9
Total revenue	$298,055	100.0%	$264,106	100.0%	$33,949	12.9%

By product line, our revenue growth was driven by a 7.7% increase in Injection Molding revenue, a 9.5% increase in CNC Machining revenue and a 50.6% increase in 3D Printing revenue, in each case for 2016 compared with 2015, as well as a $1.6 million increase in Other Product revenue through our acquisition of Alphaform.

During the second quarter, we made the decision to discontinue offering two manufacturing processes within our Injection Molding product lines, Metal Injection Molding (MIM) and Magnesium Thixomolding (Thixo). In addition, in the second quarter, we decided to exit our non-core resin resale business, which was acquired from Alphaform in October 2015. Revenue from resin resale was included in Other Product revenue in 2015 and 2016. MIM, Thixo and resin resale in aggregate represented approximately 1.6% of revenue during 2016.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $21.4 million, or 19.5%, for 2016 compared to 2015, which was greater than the rate of revenue increase of 12.9% for 2016 compared to 2015. The increase in cost of revenue resulted from the growth of the business, including via the Alphaform acquisition. Additional increase in the cost of revenue was due to raw material and production cost increases of $5.9 million to support increased sales volumes, an increase in direct labor headcount resulting in personnel and related cost increases of $10.4 million and equipment and facility-related cost increases of $5.1 million. Equipment and facility-related cost increases included $0.6 million of accelerated depreciation of leasehold assets resulting from our move to new facilities in the U.S. and Japan in the third quarter of 2016.

Gross Profit and Gross Margin. Gross profit increased from $154.4 million in 2015 to $166.9 million in 2016 primarily due to increasing revenue growth as noted above. Gross margin decreased from 58.5% of revenue in 2015 to 56.0% of revenue in 2016 primarily as a result of lower margins from the acquired Alphaform business, as well as increases in investments of additional manufacturing capacity, accelerated depreciation of leasehold assets and the impact of fluctuations in foreign currency exchange rates.

Income from Operations

         Income from operations decreased $5.4 million, or 8.0%, for 2016 compared with 2015. By reportable segment, income from operations for the United States and Corporate Unallocated and Japan increased 3.3% and 20.2%, respectively, as a percentage of revenue for 2016 compared with 2015. Income from operations for Europe decreased 12.4% as a percentage of revenue for 2016 compared with 2015.

Operating Expenses, Other Income (Expense), Net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expense increased $6.9 million, or 17.7%, for 2016 compared to 2015 due to an increase in headcount resulting in personnel and related cost increases of $6.2 million and marketing program cost increases of $0.7 million. The increase in marketing program costs is the result of our focus and concentration on funding those programs that have proven to be the most effective in growing our business.

Research and Development. Our research and development expense increased $4.0 million, or 22.0%, for 2016 compared to 2015 due to an increase in headcount resulting in personnel and related cost increases of $3.1 million, operating cost increases of $0.8 million and professional services cost increases of $0.1 million.

General and Administrative. Our general and administrative expense increased $6.9 million, or 23.3%, for 2016 compared to 2015 due to an increase in headcount resulting in personnel and related cost increases of $2.2 million, facility and administrative cost increases of $3.6 million, professional service cost increases of $0.6 million for outside legal and accounting services, and stock-based compensation cost increases of $0.5 million. The increase in administrative costs for 2016 includes accelerated depreciation and facilities-related charges of $0.8 million resulting from our move to new facilities in the U.S. and Japan in the third quarter of 2016.

Other Income, Net. We recognized other income, net of $2.5 million in 2016, an increase of $1.8 million compared to other income, net of $0.7 million for 2015. Other income, net included $1.4 million in foreign currency exchange gains for 2016 compared to $0.5 million in foreign currency exchange losses in 2015. The increase was primarily due to the amount of foreign-currency denominated cash balances abroad and movements in underlying exchange rates at the end of the period.

Provision for Income Taxes. Our income tax provision increased $0.2 million for 2016 compared to 2015 due to an increase of taxable income. Our effective tax rate increased to 33.4% in 2016 from 31.5% in 2015 due primarily to the mix of revenue earned in domestic and foreign tax jurisdictions and deductions for which we qualify in the current year.

Comparison of Years Ended December 31, 2015 and 2014

Revenue

 Revenue by reportable segment and the related changes for 2015 and 2014 is summarized as follows:

	Year Ended December 31,
	2015		2014		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue
United States	$208,018	78.7%	$165,117	78.8%	$42,901	26.0%
Europe	47,433	18.0	37,491	17.9	9,942	26.5
Japan	8,655	3.3	6,975	3.3	1,680	24.1
Total revenue	$264,106	100.0%	$209,583	100.0%	$54,523	26.0%

Our revenue increased $54.5 million, or 26.0%, for 2015 compared with 2014, driven primarily by an increase in the product developers and engineers we served. By reportable segment, revenue in the United States increased $42.9 million, or 26.0%, for 2015 compared with 2014. Revenue in Europe increased $9.9 million, or 26.5%, for 2015 compared with 2014. Revenue in Japan increased $1.7 million, or 24.1%, for 2015 compared with 2014.

Our revenue growth in 2015 was the result of increased volume of the product developers and engineers we served. During 2015, we served 27,235 unique product developers and engineers, an increase of 26% over 2014. Average revenue per product developer or engineer remained consistent during 2015 as compared to 2014.

Our revenue increases were primarily driven by increases in sales personnel and marketing activities. Our sales personnel focus on gaining new customer accounts and expanding the depth and breadth into existing customer accounts. Our marketing personnel focus on marketing activities that have proven to result in the greatest number of customer leads to support sales activity. International revenue decreased by $7.5 million in 2015 compared to 2014 due to strengthening of the United States dollar relative to the British Pound and Japanese Yen, as well as the strengthening of the British Pound relative to the Euro. The effect of pricing changes on international revenue was immaterial for 2015 compared to 2014.

Revenue by product line and the related changes for 2015 and 2014 is summarized as follows:

	Year Ended December 31,
	2015		2014		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue
Injection Molding	$163,387	61.8%	$140,282	66.9%	$23,105	16.5%
CNC Machining	74,368	28.2	59,914	28.6	14,454	24.1
3D Printing	25,132	9.5	9,387	4.5	15,745	167.7
Other Product	1,219	0.5	-	-	1,219	100.0
Total revenue	$264,106	100.0%	$209,583	100.0%	$54,523	26.0%

By product line, our revenue growth was driven by a 16.5% increase in Injection Molding revenue and a 24.1% increase in CNC Machining revenue, in each case for 2015 compared with 2014, as well as $15.7 million increase in revenue from 3D Printing and $1.2 million in Other Product revenue through our acquisition of Alphaform.

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

Gross Profit and Gross Margin. Gross profit increased from $128.4 million in 2014 to $154.4 million in 2015 primarily due to increasing revenue growth as noted above. Gross margin decreased from 61.3% of revenue in 2014 to 58.5% of revenue in 2015 primarily as a result of our 3D Printing product line having a lower gross margin than our CNC Machining and Injection Molding product lines, revenue earned through our acquisition of Alphaform having lower gross margins than our legacy operations, the cost of increased capacity, which has not been fully leveraged, and the impact of fluctuations in foreign currency exchange rates.

Income from Operations

         Income from operations increased $6.6 million, or 10.9%, for 2015 compared with 2014. By reportable segment, income from operations for the United States increased 16.1% as a percentage of revenue for 2015 compared with 2014. Income from operations for Europe and Corporate Unallocated and Japan decreased 9.7% and 13.8%, respectively, as a percentage of revenue for 2015 compared with 2014.

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

General and Administrative. Our general and administrative expense increased $7.6 million, or 34.3%, for 2015 compared to 2014 due to an increase in headcount resulting in personnel and related cost increases of $4.4 million, facility and administrative cost increases of $1.5 million, professional service cost increases of $0.7 million for outside legal and accounting services, stock-based compensation cost increases of $0.8 million and intangible amortization expenses of $0.2 million.

Other Income (Expense), Net. Other income, net increased $0.7 million for 2015 compared with 2014 due to $0.3 million gain on the bargain purchase of Alphaform, $0.2 million increase in interest income and $0.2 million in other non-operating activity.

Provision for Income Taxes. Our income tax provision increased $2.4 million for 2015 compared to 2014 due to an increase of taxable income. Our effective tax rate increased marginally to 31.5% in 2015 from 31.2% in 2014 due primarily to the mix of revenue earned in domestic and foreign tax jurisdictions and deductions for which we qualify in the current year.

Selected Quarterly Results of Operations Data

The following tables set forth selected unaudited quarterly results of operations data for 2016 and 2015. This unaudited quarterly information has been prepared on the same basis as our annual audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K and includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary to present fairly the financial information for the fiscal quarters presented. The quarterly data should be read in conjunction with our selected financial data and consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. Operating results for any quarter are not necessarily indicative of results for a full-year period, and the historical results presented below are not necessarily indicative of the results to be expected in any future period.

	Three Months Ended
(in thousands, except share and per share amounts)	Dec. 31, 2016	Sep. 30, 2016	Jun. 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sep. 30, 2015	Jun. 30, 2015	Mar. 31, 2015
	(unaudited)
Consolidated Statements of Comprehensive Income Data:
Revenue	$72,353	$78,173	$74,961	$72,568	$73,759	$67,842	$63,969	$58,536
Cost of revenue	32,041	33,448	32,715	32,914	32,485	27,517	26,419	23,282
Gross profit	40,312	44,725	42,246	39,654	41,274	40,325	37,550	35,254
Operating expenses:
Marketing and sales	11,949	11,787	11,453	10,942	10,805	10,027	9,502	8,854
Research and development	5,278	5,976	5,816	5,318	4,879	4,760	4,397	4,314
General and administrative	8,254	10,020	10,126	8,251	9,033	8,134	6,304	6,245
Total operating expenses	25,481	27,783	27,395	24,511	24,717	22,921	20,203	19,413
Income from operations	14,831	16,942	14,851	15,143	16,557	17,404	17,347	15,841
Other income (expense), net	112	625	1,092	625	612	593	(36)	(457)
Income before income taxes	14,943	17,567	15,943	15,768	17,169	17,997	17,311	15,384
Provision for income taxes	5,571	5,585	5,252	5,106	5,176	5,615	5,625	4,931
Net income	$9,372	$11,982	$10,691	$10,662	$11,993	$12,382	$11,686	$10,453

Net income per share:
Basic	$0.35	$0.45	$0.41	$0.41	$0.46	$0.47	$0.45	$0.40
Diluted	$0.35	$0.45	$0.40	$0.40	$0.45	$0.47	$0.44	$0.40

Shares used to compute net income per share:
Basic	26,457,302	26,416,041	26,368,001	26,222,148	26,164,340	26,083,405	25,921,111	25,850,274
Diluted	26,609,929	26,609,878	26,561,148	26,442,357	26,465,043	26,381,313	26,277,503	26,214,204

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(dollars in thousands)	2016	2015	2014

Net cash provided by operating activities	$74,967	$58,557	$57,210
Net cash used in investing activities	(60,755)	(63,594)	(63,499)
Net cash provided by financing activities	7,847	10,238	7,036
Effect of exchange rates on cash and cash equivalents	(917)	(877)	(457)
Net increase in cash and cash equivalents	$21,142	$4,324	$290

Sources of Liquidity

We finance our operations and capital expenditures through cash flow from operations. We had cash and cash equivalents of $68.8 million as of December 31, 2016, an increase of $21.1 million from December 31, 2015. The increase in our cash was primarily due to cash generated through operations and, to a lesser extent, proceeds from exercises of stock options and purchases through our employee stock purchase plan, which were partially offset by investing activity. We had cash and cash equivalents of $47.7 million as of December 31, 2015, an increase of $4.3 million from December 31, 2014. The increase in our cash was due primarily to cash generated through operations and exercises of stock options, which were partially reduced by investment activity. We had cash and cash equivalents of $43.3 million as of December 31, 2014, an increase of $0.3 million from December 31, 2013. The increase in our cash was due primarily to cash generated through operations and exercises of stock options, which were partially reduced by investment activity.

As of December 31, 2016, the amount of cash and cash equivalents held by foreign subsidiaries was $18.7 million. If these funds are needed for our domestic operations, we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We believe that our existing cash and cash equivalents together with cash generated from operations will be sufficient to meet our working capital expenditure requirements for at least the next 12 months.

Cash Flows from Operating Activities

Cash flow from operating activities during 2016 primarily consisted of net income of $42.7 million, adjusted for certain non-cash items, including depreciation and amortization of $17.5 million, stock-based compensation expense of $6.8 million, deferred taxes of $2.8 million, loss on impairment of assets of $0.5 million and amortization of held-to-maturity securities of $1.2 million, which were partially offset by excess tax benefit from stock-based compensation expense of $2.5 million. The cash flow from operating activities during 2016 compared to 2015 increased $16.4 million due to changes in operating assets and liabilities of $14.0 million, increases in depreciation and amortization of $3.4 million driven by an increase in capital investments, stock-based compensation expense of $0.7 million driven by an increased level of equity grants to employees, loss on impairment of assets of $0.5 million driven by the decision to exit certain product lines, an increase in excess tax benefits of $3.0 million, $0.3 million of gain from the Alphaform acquisition in 2015 that did not recur and changes in operating assets and liabilities of $14.0 million driven by general growth of the business. These increases were partially offset by a decrease in net income of $3.8 million, a decrease in deferred taxes of $0.1 million, a decrease in amortization of held-to-maturity securities of $0.1 million, as well as other adjustments of $1.5 million primarily related to unrealized gains on the translation of foreign currency denominated cash.

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

Cash Flows from Investing Activities

Cash used in investing activities was $60.8 million for the year ended December 31, 2016, consisting of $33.6 million for the purchase of property and equipment primarily to expand our production capacity, and $89.3 million for the purchase of marketable securities, which were partially offset by $62.1 million in proceeds from maturities and call redemption of marketable securities.

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

Cash Flows from Financing Activities

Cash provided by financing activities was $7.8 million for the year ended December 31, 2016, consisting of excess tax benefit on stock-based compensation of $2.5 million and $5.7 million in proceeds from exercises of stock options, partially offset by $0.4 million for payments of acquisition-related contingent consideration.

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

Our future capital requirements will depend on many factors, including the following:

•	the revenue growth in Injection Molding, CNC Machining and 3D Printing product lines;

•	costs of operations, including costs relating to expansion and growth;

•	the emergence of competing or complementary technological developments;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual product rights, or participating in litigation-related activities; and

•	the acquisition of businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

Our annual capital expenditures generally have varied between approximately 8% and 19% of annual revenue. We believe future growth capital expenditures, excluding any expenditures for buildings and maintenance capital we might purchase for our operations, are likely to vary between approximately 8% and 12% of annual revenue.

Contractual Obligations

As of December 31, 2016, our contractual obligations and the effect such obligations are expected to have on our liquidity and cash flows in future periods were as follows:

		Payment Due by Period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating leases	$13,851	$3,531	$4,905	$3,267	$2,148
Total	$13,851	$3,531	$4,905	$3,267	$2,148

The table above reflects only payment obligations that are fixed and determinable. Our commitments for operating leases relate to two of our United States manufacturing facilities: our European sales, customer service and technical support offices; three former Alphaform manufacturing and office facilities located in Germany and Finland; and our Japan facility.

Financing Arrangements

We have no financing arrangements as of December 31, 2016 or 2015.

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

Revenue is recognized upon transfer of title and risk of loss, which is generally upon the shipment of parts in our Injection Molding, CNC Machining, 3D Printing and Other product lines.

Goodwill

We recognize goodwill in accordance with ASC 350, Intangibles—Goodwill and Other. Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment annually in the fourth quarter of each year, and is tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment charge for goodwill is recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount. As of December 31, 2016 no impairment charges for goodwill have been recognized.

Other Intangible Assets

We recognize other intangibles assets in accordance with ASC 350, Intangibles—Goodwill and Other. Other intangible assets include internally developed software, customer relationships and other intangible assets acquired from an independent party. Other intangible assets with a definite life are amortized over a period ranging from two to 10 years on a straight line basis. Other intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows generated by the asset. As of December 31, 2016 no impairment charges for intangible assets have been recognized.

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

The Black-Scholes option pricing model requires inputs such as the risk-free interest rate, expected term, expected volatility and expected dividend yield. We base the risk-free interest rate that we use in the Black-Scholes option pricing model on zero coupon U.S. Treasury instruments with maturities similar to the expected term of the award being valued. The expected term represents the weighted average period that our stock options are expected to be outstanding. The expected term is based on the observed and expected time to post-vesting exercise of options by employees and non-employee directors and considers the impact of post-vesting award forfeitures. We estimated the volatility of our stock price based on the historic volatility of our common stock. We have never paid and do not anticipate paying any cash dividends in the foreseeable future and, therefore, we use an expected dividend yield of zero in the option pricing model. In order to properly attribute compensation expense, we are required to estimate pre-vesting forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest. If our actual forfeiture rate is materially different from our estimate, stock-based compensation expense could be significantly different from what has been recorded.

The fair value of each new employee and non-employee director option awarded was estimated on the date of grant for the periods below using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2016	2015	2014

Risk-free interest rate	1.53 - 2.68%	1.69 - 1.77%	0.43 - 2.14%
Expected life (years)	6.50	5.50 - 6.50	2.00 - 6.50
Expected volatility	44.38 - 45.93%	46.80 - 47.23%	47.29 - 49.30%
Expected dividend yield	0%	0%	0%
Weighted average grant date fair value	$26.61	$32.42	$32.65

Our 2012 Employee Stock Purchase Plan (ESPP) allows eligible employees to purchase a variable number of shares of our common stock during each offering period at a discount through payroll deductions of up to 15% of their eligible compensation, subject to plan limitations. The ESPP provides for six-month offering periods with a single purchase period, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of our common stock on the first trading day of the offering period or on the last trading day of the offering period. We determine the fair value stock-based compensation related to our ESPP in accordance with ASC 718 using the component measurement approach and the Black-Scholes standard option pricing model.

The fair value of each offering period was estimated using the Black-Scholes option pricing model with the following assumptions:

	Year ended December 31,
	2016	2015	2014

Risk-free interest rate	0.56 - 0.59%	0.08 - 0.39%	0.01 - 0.11%
Expected life (months)	6.00	6.00	6.00
Expected volatility	39.51 - 49.13%	29.41 - 37.64%	37.64 - 39.80%
Expected dividend yield	0%	0%	0%

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

We recognize stock-based compensation expense on a straight-line basis over the requisite service period. We recorded stock-based compensation expense of $6.8 million, $6.1 million and $4.8 million during the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had $5.3 million of unrecognized stock-based compensation costs related to unvested stock options, net of estimated forfeitures, that are expected to be recognized over a weighted average period of 3.0 years. We issued options to purchase 117,480, 110,335 and 116,050 shares of our common stock in 2016, 2015 and 2014, respectively.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, ASC 740 provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Including interest and penalties, we have established a liability for uncertain tax positions of $4.0 million as of December 31, 2016.

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

         On July 9, 2015, the FASB voted to approve a deferral of the effective date of ASU 2014-09 by one year to December 15, 2017 for annual reporting periods beginning after that date. The Company expects to adopt the new revenue standard using the modified retrospective approach and expects to quantify and disclose the expected impact, if any, of adopting this amended guidance in the third quarter Form 10-Q. While the Company is still evaluating the impact of the amended guidance, it does not expect the impact to be material.

         In February 2016, the FASB issued ASU 2016-02, Leases, which introduces the balance sheet recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The guidance will be effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. The Company is evaluating the impact of the future adoption of this standard on its consolidated financial statements, as well as the timing of such adoption.

         In March 2016, the FASB issued ASU 2016-09, Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, and classification in the statement of cash flows. This guidance will be effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. The Company will adopt this standard on January 1, 2017. The Company expects the impact on its effective tax rate to be less than 0.2%.

         In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, which is intended to reduce diversity in how companies present and classify certain cash receipts and cash payments in the statement of cash flows. This guidance will be effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years with early adoption permitted. The Company is evaluating the impact of the future adoption of this guidance on its consolidated financial statements as well as the timing of such adoption, but does not expect the impact to be material.

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

We have not used forward contracts or currency borrowings to hedge our exposure to foreign currency risk. Foreign currency risk can be assessed by estimating the change in results of operations or financial position resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would generally not have a material impact on our financial position, but could have a material impact on our results of operations. We recognized a foreign currency gain of $1.4 million for the year ended December 31, 2016 and foreign currency losses of $0.5 million and $0.4 million for the two years ended December 31, 2015 and 2014, respectively.

Item 8. Financial Statements and Supplementary Data

Proto Labs, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Proto Labs, Inc.

We have audited the accompanying consolidated balance sheets of Proto Labs, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Proto Labs, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Proto Labs, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

February 22, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Proto Labs, Inc.

We have audited Proto Labs, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Proto Labs, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Proto Labs, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of December 31, 2016 and December 31, 2015, related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for the three years in the period ended December 31, 2016, and our report dated February 22, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

February 22, 2017

Proto Labs, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2016	2015

Assets
Current assets
Cash and cash equivalents	$68,795	$47,653
Short-term marketable securities	39,477	33,201
Accounts receivable, net of allowance for doubtful accounts of $442 and $330 as of December 31, 2016 and December 31, 2015, respectively	34,060	36,125
Inventory	9,310	9,771
Prepaid expenses and other current assets	5,697	5,224
Income taxes receivable	445	6,028
Total current assets	157,784	138,002
Property and equipment, net	139,474	125,475
Goodwill	28,916	28,916
Other intangible assets, net	2,655	3,337
Long-term marketable securities	84,479	64,789
Other long-term assets	933	517
Total assets	$414,241	$361,036

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$11,322	$13,643
Accrued compensation	7,670	9,993
Accrued liabilities and other	4,435	2,626
Total current liabilities	23,427	26,262
Long-term deferred tax liabilities	7,003	4,240
Other long-term liabilities	3,978	2,889
Total liabilities	34,408	33,391

Shareholders' equity
Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding 0 shares as of December 31, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.001 par value, authorized 150,000,000 shares; issued and outstanding 26,504,868 and 26,200,718 shares as of December 31, 2016 and December 31, 2015, respectively	26	26
Additional paid-in capital	213,857	198,835
Retained earnings	176,703	133,996
Accumulated other comprehensive loss	(10,753)	(5,212)
Total shareholders' equity	379,833	327,645
Total liabilities and shareholders' equity	$414,241	$361,036

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Comprehensive Income
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2016	2015	2014

Statements of Operations:
Revenue	$298,055	$264,106	$209,583
Cost of revenue	131,118	109,703	81,182
Gross profit	166,937	154,403	128,401
Operating expenses
Marketing and sales	46,131	39,188	29,144
Research and development	22,388	18,350	16,607
General and administrative	36,651	29,716	22,122
Total operating expenses	105,170	87,254	67,873
Income from operations	61,767	67,149	60,528
Other income, net	2,454	712	3
Income before income taxes	64,221	67,861	60,531
Provision for income taxes	21,514	21,347	18,896
Net income	$42,707	$46,514	$41,635

Net income per share:
Basic	$1.62	$1.79	$1.62
Diluted	$1.61	$1.77	$1.60

Shares used to compute net income per share:
Basic	26,365,173	26,005,858	25,692,699
Diluted	26,564,639	26,320,284	26,100,320

Other Comprehensive Loss, net of tax
Foreign currency translation adjustments	$(5,541)	$(2,283)	$(1,838)
Comprehensive income	$37,166	$44,231	$39,797

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Shareholders' Equity
(In thousands, except share and per share amounts)

	Common Stock				Accumulated
			Additional		Other
			Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

Balance at January 1, 2014	25,546,107	26	166,861	45,847	(1,091)	211,643
Common shares issued on exercise of options and other	292,003	-	4,820	-	-	4,820
Excess tax benefit from stock option exercises	-	-	4,470	-	-	4,470
Stock-based compensation expense	-	-	4,809	-	-	4,809
Net income	-	-	-	41,635	-	41,635
Other comprehensive income
Foreign currency translation adjustment	-	-	-	-	(1,838)	(1,838)
Comprehensive income						39,797
Balance at December 31, 2014	25,838,110	$26	$180,960	$87,482	$(2,929)	$265,539
Common shares issued on exercise of options and other	362,608	-	6,254	-	-	6,254
Excess tax benefit from stock option exercises	-	-	5,539	-	-	5,539
Stock-based compensation expense	-	-	6,082	-	-	6,082
Net income	-	-	-	46,514	-	46,514
Other comprehensive income
Foreign currency translation adjustment	-	-	-	-	(2,283)	(2,283)
Comprehensive income						44,231
Balance at December 31, 2015	26,200,718	$26	$198,835	$133,996	$(5,212)	$327,645
Common shares issued on exercise of options and other	304,150	-	5,715	-	-	5,715
Excess tax benefit from stock option exercises	-	-	2,532	-	-	2,532
Stock-based compensation expense	-	-	6,775	-	-	6,775
Net income	-	-	-	42,707	-	42,707
Other comprehensive income
Foreign currency translation adjustment	-	-	-	-	(5,541)	(5,541)
Comprehensive income						37,166
Balance at December 31, 2016	26,504,868	$26	$213,857	$176,703	$(10,753)	$379,833

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2016	2015	2014

Operating activities
Net income	$42,707	$46,514	$41,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,485	14,126	11,138
Stock-based compensation expense	6,775	6,082	4,809
Deferred taxes	2,780	2,837	(1,875)
Excess tax benefit from stock-based compensation	(2,532)	(5,539)	(4,470)
Loss on impairment of assets	455	-	-
Gain on acquisition	-	(344)	-
Amortization of held-to-maturity securities	1,173	1,234	1,517
Other	(1,541)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	900	(11,371)	(5,304)
Inventories	136	(2,097)	(896)
Prepaid expenses and other	(1,312)	(2,047)	107
Income taxes	8,207	(2,310)	9,373
Accounts payable	(1,116)	5,781	1,435
Accrued liabilities and other	850	5,691	(259)
Net cash provided by operating activities	74,967	58,557	57,210

Investing activities
Purchases of property and equipment	(33,616)	(44,362)	(43,507)
Cash used for acquisitions, net of cash acquired	-	(5,032)	(33,864)
Purchases of marketable securities	(89,315)	(66,393)	(60,186)
Proceeds from maturities of marketable securities	62,176	52,193	74,058
Net cash used in investing activities	(60,755)	(63,594)	(63,499)

Financing activities
Payments on debt	-	(152)	(1,054)
Acquisition-related contingent consideration	(400)	(1,400)	(1,200)
Proceeds from exercises of stock options and other	5,715	6,251	4,820
Excess tax benefit from stock-based compensation	2,532	5,539	4,470
Net cash provided by financing activities	7,847	10,238	7,036
Effect of exchange rate changes on cash and cash equivalents	(917)	(877)	(457)
Net increase in cash and cash equivalents	21,142	4,324	290
Cash and cash equivalents, beginning of period	47,653	43,329	43,039
Cash and cash equivalents, end of period	$68,795	$47,653	$43,329

Supplemental cash flow disclosure
Cash paid for interest	$1	$5	$19
Cash paid for taxes	$9,802	$20,330	$11,549

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Note 1 — Nature of Business

Organization and business

Proto Labs, Inc. and its subsidiaries (Proto Labs, the Company, we, us, or our) is an e-commerce driven digital manufacturer of quick-turn, on-demand 3D printed, computer numerical control (CNC) machined and injection-molded custom parts for prototyping and short-run production. The Company’s customers are product developers and engineers throughout the world who require a faster and less expensive way to obtain low volumes of parts. The Company’s proprietary technology eliminates most of the time-consuming and expensive skilled labor conventionally required to quote and manufacture parts in low volumes, and its customers conduct nearly all of their business with the Company over the Internet. The Company targets its product lines to the millions of product developers and engineers who use three-dimensional (3D) computer-aided design (CAD) software to design products across a diverse range of end-markets. The Company has established operations in the United States, Europe and Japan, which the Company believes are among the largest geographic markets where these product developers and engineers are located. The Company’s primary manufacturing product lines currently include Injection Molding, CNC Machining and 3D Printing. Proto Labs, Inc. is located in Maple Plain, Minnesota. The Company’s subsidiaries are:

Name	Location

PL-US International LLC	United States
Proto Labs Ltd.	United Kingdom
PL Euro Services Ltd.	United Kingdom
PL International UK LLP	United Kingdom
PL International Holding UK Ltd.	United Kingdom
PLJ Ltd.	United Kingdom
Proto Labs Distribution Ltd.	United Kingdom
PL DE Holding GmbH	Germany
Proto Labs GmbH	Germany
Proto Labs Eschenlohe GmbH	Germany
PL Finland Oy	Finland
Proto Labs AB	Sweden
Proto Labs, G.K.	Japan

Note 2 — Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, as listed within organization and business above. All intercompany accounts and transactions have been eliminated in consolidation.

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

Accounts receivable and allowance for doubtful accounts

Accounts receivable are reported at the invoiced amount less an allowance for doubtful accounts. As of each balance sheet date, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions taking into account the history of write-offs and collections. A receivable is considered past due if payment has not been received within the period agreed upon in the invoice. Accounts receivable are written off after all collection efforts have been exhausted. Recoveries of trade receivables previously written off are recorded when received.

Inventory

Inventory consists primarily of raw materials, which are recorded at the lower of cost or market, using the average cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.

Property, equipment and leasehold improvements

Property, equipment and leasehold improvements are stated at cost. Major improvements that substantially extend an asset’s useful life are capitalized. Repairs, maintenance and minor improvements are charged to operations as incurred. Depreciation, including amortization of leasehold improvements and assets recorded under capital leases, is calculated using the straight-line method over the estimated useful lives of the individual assets and ranges from 3 to 39 years. Manufacturing equipment is depreciated over 3 to 15 years, office furniture and equipment are depreciated over 3 to 7 years, computer hardware and software are depreciated over 3 to 5 years, building costs are depreciated over 39 years, leasehold improvements are depreciated over the estimated lives of the related assets or the life of the lease, whichever is shorter, and building and land improvements are depreciated over 10 to 39 years. Assets not in service are not depreciated until the asset is put into use.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

In August 2015, the Company adjusted the useful lives of its primary production equipment based on experience and condition of current equipment. This change in accounting estimate was accounted for prospectively, and therefore had no effect on property and equipment, net as previously reported. This change was not material.

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

During the fourth quarter of 2016, the Company changed the date of the annual impairment test from December 31 to October 1. The change was made to more closely align the impairment testing date with the Company’s forecasting process. The annual impairment test was performed as of December 31, 2015 and was performed as of October 1, 2016. This change in method of applying an accounting principal was not material.

Other Intangible Assets

Other intangible assets include internally developed software, customer relationships and other intangible assets acquired from an independent party. Other intangible assets with a definite life are amortized over a period ranging from two to 10 years on a straight line basis. Other intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows generated by the asset. The amount of the impairment loss recorded is calculated by the excess of the asset’s carrying value over its fair value.

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

Revenue recognition

The Company recognizes revenue when it is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable and collectability is reasonably assured. Revenue is recognized upon transfer of title and risk of loss, which is generally upon the shipment of parts in our Injection Molding, CNC Machining and 3D Printing product lines. Freight billed to customers is included in revenues, and all freight expenses paid by the Company are included in cost of revenue.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Income taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (ASC 740). Under this method, the Company determines tax assets and liabilities based upon the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities and equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax basis of assets or liabilities and their reported amounts in the financial statements. Because the Company assumes that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, giving rise to a deferred tax asset or liability. The Company establishes a valuation allowance for any portion of its deferred tax assets that the Company believes will not be recognized.

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

Advertising costs

Advertising is expensed as incurred and was approximately $10.5 million, $10.0 million and $8.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Research and development

Research and development expenses consist primarily of personnel and outside service costs related to the development of new processes and product lines, enhancement of existing product lines, quality assurance and testing. The Company follows ASC 350-40, Internal-Use Software, in accounting for internally developed software. As of December 31, 2016, 2015 and 2014, all internal use software projects were in the post-implementation/operation stage and therefore, no software development costs were capitalized. Research and development costs were approximately $22.4 million, $18.4 million and $16.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

         On July 9, 2015, the FASB voted to approve a deferral of the effective date of ASU 2014-09 by one year to December 15, 2017 for annual reporting periods beginning after that date. The Company expects to adopt the new revenue standard using the modified retrospective approach and expects to quantify and disclose the expected impact, if any, of adopting this amended guidance in the third quarter Form 10-Q. While the Company is still evaluating the impact of the amended guidance, it does not expect the impact to be material.

         In February 2016, the FASB issued ASU 2016-02, Leases, which introduces the balance sheet recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The guidance will be effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. The Company is evaluating the impact of the future adoption of this standard on its consolidated financial statements, as well as the timing of such adoption.

         In March 2016, the FASB issued ASU 2016-09, Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, and classification in the statement of cash flows. This guidance will be effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. The Company will adopt this standard on January 1, 2017. The Company does not expect the impact to be material.

         In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, which is intended to reduce diversity in how companies present and classify certain cash receipts and cash payments in the statement of cash flows. This guidance will be effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years with early adoption permitted. The Company is evaluating the impact of the future adoption of this guidance on its consolidated financial statements as well as the timing of such adoption, but does not expect the impact to be material.

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

Proto Labs, Inc.

Notes to Consolidated Financial Statements

The following table presents the calculation of net income per basic and diluted share attributable to common shareholders:

	Year Ended December 31,
(in thousands, except share and per share amounts)	2016	2015	2014

Net Income	$42,707	$46,514	$41,635

Basic - weighted-average shares outstanding:	26,365,173	26,005,858	25,692,699
Effect of dilutive securities:
Employee stock options and other	199,466	314,426	407,621
Diluted - weighted-average shares outstanding:	26,564,639	26,320,284	26,100,320
Net income per share attributable to common shareholders:
Basic	$1.62	$1.79	$1.62
Diluted	$1.61	$1.77	$1.60

Note 4 – Business Combinations

On October 1, 2015, the Company acquired certain assets, including shares of select subsidiaries, of Alphaform AG (Alphaform) through insolvency proceedings administered through the Insolvency Court of Munich, Germany. Included in the acquisition were select assets of Alphaform AG and Alphaform Claho GmbH and shares of Alphaform RPI Oy and Alphaform Ltd., for $5.0 million net cash consideration, which was funded with cash available in the United States and Europe. As of December 2016, the operations of Alphaform have been integrated into the operations of the Company.

Alphaform was a leading service bureau headquartered in Feldkirchen (Munich), Germany and also had locations in Eschenlohe, Germany; Rusko, Finland and Reading, UK. Alphaform produces high-quality parts using stereolithography (SL), selective laser sintering (SLS) and direct metal laser sintering (DMLS) technologies as well as injection molding capabilities and other production processes. The revenue associated with these processes is reported under the 3D Printing, Injection Molding and Other product lines. In the second quarter of 2016, the Company made the decision to exit the resin resale business.

The results of Alphaform since the date of acquisition and pro forma disclosures of the consolidated results of the Company with the full year effects of Alphaform have not been separately presented since the impact to the Company's results of operations was not material.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805. Because Alphaform was insolvent, the fair value of the assets purchased and liabilities assumed exceeded the fair value of consideration paid, which resulted in a bargain purchase gain of $0.3 million. The bargain purchase gain was recorded in Other Income, Net in the Consolidated Statement of Comprehensive Income for the year ended December 31, 2015. The final allocation of the purchase price to assets acquired and liabilities assumed is as follows:

(in thousands)
Assets acquired:
Current assets	$2,766
Other long-term assets	3,876
Total assets acquired	6,642

Liabilities assumed:
Current liabilities	1,266
Total liabilities assumed	1,266
Net assets acquired	$5,376

Cash paid	$5,570
Cash acquired	(538)
Total purchase consideration	$5,032
Gain recognized on bargain purchase	$344

On April 23, 2014, the Company acquired 100% of the outstanding shares of FineLine Prototyping, Inc. (FineLine) for $33.9 million net cash consideration, which was funded with cash available in the United States and the sale of $15.5 million of held-to-maturity securities. The shares of FineLine acquired through the Stock Purchase Agreement (the Agreement) were purchased in a private transaction exempt from registration under the Securities Act of 1933 and the operations of FineLine have been integrated into the operations of the Company. Under the terms of the Agreement, the Company was obligated to make additional cash payments totaling up to $3.0 million, contingent upon both the achievement of 2014 revenue goals and certain milestones relating to the integration of FineLine’s operations with the Company. As of December 31, 2016, the Company had made payments of $3.0 million related to the attainment of milestones and as of December 31, 2016 the Company had no remaining contingent consideration.

FineLine was based in Raleigh, North Carolina and was a leading producer of parts using additive manufacturing technologies, often times referred to as 3D printing. FineLine produced high-quality parts using stereolithography (SL), selective laser sintering (SLS) and direct metal laser sintering (DMLS) technologies to customers in a wide variety of industries, including medical, aerospace, computer/electronics, consumer products and industrial machinery, among others.

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

Proto Labs, Inc.

Notes to Consolidated Financial Statements

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

The FineLine acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805. The final allocation of the purchase price to assets acquired and liabilities assumed is as follows:

(in thousands)
Assets acquired:
Current assets	$1,248
Intangible assets	4,580
Goodwill	28,916
Other long-term assets	3,849
Total assets acquired	38,593

Liabilities assumed:
Current liabilities	1,729
Total liabilities assumed	1,729
Net assets acquired	36,864

Cash paid	34,468
Cash acquired	(604)
Net cash consideration	33,864
Contingent consideration	3,000
Total purchase consideration	$36,864

Note 5 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015 were as follows:

(in thousands)	Dec. 31, 2014	Goodwill acquired during 2015	2015 Other	Dec. 31, 2015	Goodwill acquired during 2016	2016 Other	Dec. 31, 2016

United States	$28,916	$-	$-	$28,916	$-	$(4,869)	$24,047
Europe	-	-	-	-	-	4,239	4,239
Other	-	-	-	-	-	630	630
Total goodwill	$28,916	$-	$-	$28,916	$-	$-	$28,916

As described in Note 17 – Segment Reporting, effective in the fourth quarter of 2016, the Company changed its reportable segments to be based upon geographic regions, which also resulted in the revision of reporting units. The Company has three reporting units and applied the relative fair value method to allocate goodwill to each of the reporting units. During the fourth quarter of 2016, the Company completed its annual assessment of any potential goodwill impairment for reporting units impacted by this new structure and determined that no impairment existed.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Intangible assets other than goodwill for the years ended December 31, 2016 and 2015 were as follows:

	Year Ended December 31, 2016			Year Ended December 31, 2015				Weighted
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Useful Life (in years)	Average Useful Life Remaining (in years)
Intangible Assets with finite lives:
Marketing assets	$930	$(248)	$682	$930	$(155)	$775	10.0	7.3
Non-compete agreement	190	(190)	-	190	(158)	$32	2.0	0
Trade secrets	250	(133)	117	250	(83)	$167	5.0	2.3
Internally developed software	680	(604)	76	680	(378)	$302	3.0	0.3
Customer relationships	2,530	(750)	1,780	2,530	(469)	$2,061	9.0	6.3
Total intangible assets	$4,580	$(1,925)	$2,655	$4,580	$(1,243)	$3,337

Amortization expense for intangible assets was $0.7 million for each of the years ended December 31, 2016 and 2015, respectively, and $0.5 million for the year ended December 31, 2014.

Estimated aggregated amortization expense based on the current carrying value of the amortizable intangible assets is as follows:

(in thousands)	Estimated Amortization Expense
2017	$500
2018	424
2019	391
2020	374
2021	374
Thereafter	592
Total estimated amortization expense	$2,655

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

The Company’s cash equivalents measured at fair value as of December 31, 2016 and 2015, respectively, consist of money market mutual funds. The Company determines the fair value of these financial assets using Level I inputs.

The following tables summarizes financial assets as of December 31, 2016 and 2015 measured at fair value on a recurring basis:

	December 31, 2016			December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Financial Assets:
Cash and cash equivalents
Money market mutual funds	$11,771	$-	$-	$11,896	$-	$-
Total	$11,771	$-	$-	$11,896	$-	$-

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Note 7 – Marketable Securities

The Company invests in short-term and long-term agency, municipal, corporate, commercial paper and other debt securities. The securities are categorized as held-to-maturity and are recorded at amortized cost. Categorization as held-to-maturity is based on the Company’s ability and intent to hold these securities to maturity. Information regarding the Company’s short-term and long-term marketable securities as of December 31, 2016 and 2015 is as follows:

	December 31, 2016
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government agency securities	$31,706	$1	$(141)	$31,566
Corporate debt securities	38,490	2	(147)	38,345
U.S. municipal securities	46,578	1	(187)	46,392
Certificates of deposit/time deposits	7,182	12	(22)	7,172
Total marketable securities	$123,956	$16	$(497)	$123,475

	December 31, 2015
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government agency securities	$26,784	$2	$(99)	$26,687
Corporate debt securities	28,133	-	(114)	28,019
Commercial paper	1,497	-	(2)	1,495
U.S. municipal securities	35,667	8	(56)	35,619
Certificates of deposit/time deposits	5,909	2	(11)	5,900
Total marketable securities	$97,990	$12	$(282)	$97,720

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

Proto Labs, Inc.

Notes to Consolidated Financial Statements

The December 31, 2016 balance of held-to-maturity debt securities by contractual maturity is shown in the following table at amortized cost. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

December 31,
2016

Due in one year or less	$39,477
Due after one year through five years	84,479
Total marketable securities	$123,956

Note 8 – Property and Equipment

Property and equipment consists of the following:

	December 31,
(in thousands)	2016	2015

Land	$8,805	$8,301
Buildings and improvements	48,467	37,297
Machinery and equipment	114,729	103,205
Computer hardware and software	15,053	13,273
Leasehold improvements	6,688	3,404
Construction in progress	3,491	6,712
Total	197,233	172,192
Accumulated depreciation and amortization	(57,759)	(46,717)
Property and equipment, net	$139,474	$125,475

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $16.8 million, $13.4 million and $10.6 million, respectively.

Note 9 – Inventory

Inventory consists primarily of raw materials, which are recorded at the lower of cost or market using the average-cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.

The Company’s inventory consists of the following:

	December 31,
(in thousands)	2016	2015

Raw materials	$8,057	$8,589
Work in process	1,531	1,529
Total inventory	9,588	10,118
Allowance for obsolescence	(278)	(347)
Inventory, net of allowance	$9,310	$9,771

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Note 10 – Financing Obligations

The Company has no debt as of December 31, 2016 and 2015.

Note 11 – Employee Benefit Plans

The Company maintains a 401(k) retirement plan that covers employees in the United States. Under the plan, a full-time or regular part-time (over 20 hours/week) employee becomes a participant after completing three months of employment. Employees may elect to contribute up to 50 percent of regular gross pay, subject to federal law limits on the dollar amount that participants may contribute to the plan, each calendar year. The Company matches part of the employee contributions and may make a discretionary contribution to the plan. Total employer contributions were approximately $1.6 million, $1.2 million and $0.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company also sponsors a defined contribution retirement plan that covers the employees in the United Kingdom. Total employer contributions were approximately $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 12 – Stock-Based Compensation

The Company has two equity incentive plans: the 2000 Stock Option Plan (2000 Plan) and the 2012 Long-Term Incentive Plan (2012 Plan). Upon the adoption of the 2012 Plan on February 21, 2012, all shares that were reserved but not issued under the 2000 Plan were assumed by the 2012 Plan. No additional shares will be issued under the 2000 Plan. Under the 2012 Plan, the Company has the ability to grant stock options, stock appreciation rights (SARs), restricted stock, stock units, other stock-based awards and cash incentive awards. Awards under the 2012 Plan have a maximum term of ten years from the date of grant. The compensation committee of the board of directors may provide that the vesting or payment of any award will be subject to the attainment of specified performance measures in addition to the satisfaction of any continued service requirements, and the compensation committee will determine whether such measures have been achieved. The per share exercise price of stock options and SARs granted under the 2012 Plan generally may not be less than the fair market value of a share of our common stock on the date of the grant.

The Company’s 2012 Employee Stock Purchase Plan (ESPP) allows eligible employees to purchase a variable number of shares of the Company’s common stock at a discount through payroll deductions of up to 15 percent of their eligible compensation, subject to plan limitations. The ESPP provides for six-month offering periods with a single purchase period, and at the end of each offering period, employees are able to purchase shares at 85 percent of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. The Company determines the fair value stock-based compensation related to its ESPP in accordance with ASC 718 using the component measurement approach and the Black-Scholes standard option pricing model.

Employees purchased 40,279 and 31,905 shares of common stock under the ESPP at an average exercise price of $48.38 and $53.64 during 2016 and 2015, respectively. As of December 31, 2016, 1,285,314 shares remained available for future issuance under the ESPP.

The Company determines its stock-based compensation in accordance with ASC 718, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors based on fair value.

Determining the appropriate fair value model and calculating the fair value of stock option grants requires the input of subjective assumptions. The Company uses the Black-Scholes option pricing model to value its stock option awards. Stock-based compensation expense is calculated using the Company’s best estimates, which involve inherent uncertainties and the application of management’s judgment. Significant estimates include its expected term, stock price volatility and forfeiture rates.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

The expected term represents the weighted average period that the Company’s stock options are expected to be outstanding. The expected term is based on the observed and expected time to post-vesting exercise of options by employees and non-employee directors and considers the impact of post-vesting award forfeitures. Prior to its IPO, the Company estimated the fair value of its common stock using the assistance of an independent third-party valuation specialist using the income and market approach. The Company estimated the volatility of its stock price based on the historic volatility of its common stock. The Company bases the risk-free interest rate that it uses in the Black-Scholes option pricing model on U.S. Treasury instruments with maturities similar to the expected term of the award being valued. The Company has never paid and does not anticipate paying, any cash dividends in the foreseeable future and, therefore, the Company uses an expected dividend yield of zero in the option pricing model. In order to properly attribute compensation expense, the Company is required to estimate pre-vesting forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting forfeitures and record stock-based compensation expense for those awards that are expected to vest. If the Company’s actual forfeiture rate is materially different from its estimate, stock-based compensation expense could be significantly different from what has been recorded. The Company allocates stock-based compensation expense on a straight-line basis over the requisite service period.

The following table summarizes stock-based compensation expense for the years ended December 31, 2016, 2015 and 2014, respectively:

	Year Ended December 31,
(in thousands)	2016	2015	2014

Stock options and other	$6,177	$5,580	$4,386
Employee stock purchase plan	598	502	423
Total stock-based compensation expense	$6,775	$6,082	$4,809

Cost of revenue	$691	$513	$386
Operating expenses:
Marketing and sales	977	1,074	927
Research and development	1,396	1,285	1,048
General and administrative	3,711	3,210	2,448
Total stock-based compensation expense	$6,775	$6,082	$4,809
Income tax benefits	(2,042)	(1,859)	(1,524)
Total stock-based compensation expense, net of tax	$4,733	$4,223	$3,285

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Stock Options

The following table provides the assumptions used in the Black-Scholes option pricing model for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016			2015			2014

Risk-free interest rate	1.53	-	2.68%	1.69	-	1.77%	0.43	-	2.14%
Expected life (years)		6.50		5.50	-	6.50	2.00	-	6.50
Expected volatility	44.38	-	45.93%	46.80	-	47.23%	47.29	-	49.30%
Expected dividend yield		0%			0%			0%
Weighted average grant date fair value		$26.61			$32.42			$32.65

The following table summarizes stock option activity and the weighted average exercise price for the years ended December 31, 2016, 2015 and 2014:

		Weighted-
		Average
	Stock Options	Exercise Price

Options outstanding at January 1, 2014	1,143,250	$19.03
Granted	116,050	72.17
Exercised	(253,544)	13.77
Cancelled	(6,769)	26.23
Options outstanding at December 31, 2014	998,987	26.49
Granted	110,335	67.36
Exercised	(316,761)	14.36
Cancelled	(26,519)	51.72
Options outstanding at December 31, 2015	766,042	36.52
Granted	117,480	57.99
Exercised	(226,164)	16.65
Cancelled	(87,719)	61.41
Options outstanding at December 31, 2016	569,639	$45.00

Exercisable at December 31, 2016	320,973	$34.65

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

The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014, was $11.1 million, $18.6 million and $16.3 million, respectively. The aggregate intrinsic value represents the cumulative difference between the fair market value of the underlying common stock and the option exercise prices.

For options outstanding at December 31, 2016, the weighted-average remaining contractual term was 6.0 years and the aggregate intrinsic value was $7.4 million. For options exercisable at December 31, 2016, the weighted-average remaining contractual term was 4.6 years and the aggregate intrinsic value was $6.8 million. Refer to the table below for additional information.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

The following table summarizes information about stock options outstanding at December 31, 2016:

			Options Outstanding, Vested and Expected to Vest			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)

$3.67	to	$7.85	29,491	1.72	$4.98	29,491	$4.98
	$7.86		74,100	3.87	7.86	74,100	7.86
$7.87	to	$31.43	102,188	5.09	27.62	80,409	26.82
$31.44	to	$47.15	56,428	6.08	44.05	24,936	41.95
$47.16	to	$66.87	176,743	6.85	57.89	68,116	58.47
$66.88	to	$78.59	130,689	7.62	71.64	43,921	73.01

The fair value of share-based payment transactions is recognized in the consolidated statements of comprehensive income. As of December 31, 2016, there was $5.3 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 3.0 years. The total fair value of options vested was $3.6 million, $2.8 million and $3.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The following table summarizes restricted stock activity for the years ended December 31, 2016 and 2015:

		Weighted-
		Average
		Grant Date
	Restricted	Fair Value
	Stock Awards	Per Share

Restricted stock at January 1, 2014	-	$-
Granted	77,647	69.18
Restrictions lapsed	(798)	62.68
Forfeited	(275)	62.68
Restricted stock at December 31, 2014	76,574	69.27
Granted	68,580	68.89
Restrictions lapsed	(16,863)	69.25
Forfeited	(3,898)	72.14
Restricted stock at December 31, 2015	124,393	68.97
Granted	161,555	59.37
Restrictions lapsed	(41,415)	67.78
Forfeited	(29,428)	63.23
Restricted stock at December 31, 2016	215,105	$62.78

As of December 31, 2016, there was $11.0 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 3.7 years.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Employee Stock Purchase Plan

The following table presents the assumptions used to estimate the fair value of the ESPP during the years ended December 31, 2016, 2015 and 2014:

	Year ended December 31,
	2016			2015			2014

Risk-free interest rate	0.56	-	0.59%	0.08	-	0.39%	0.01	-	0.11%
Expected life (months)		6.00			6.00			6.00
Expected volatility	39.51	-	49.13%	29.41	-	37.64%	37.64	-	39.80%
Expected dividend yield		0%			0%			0%

Note 13 – Commitments

The Company leases property from third parties. The Company leases two of its U.S. facilities, and the lease terms expire in July 2017 and May 2018. The Company also leases office space in France, Germany and Italy with terms expiring at various times from 2017 to 2023. The Company leases an office and manufacturing space in Japan, and the initial term expires in April 2023. The Company also leases office and manufacturing space for former Alphaform in Germany and Finland with terms expiring at various times from 2017 to 2022.

Future minimum commitments under non-cancelable leases at December 31, 2016, are as follows:

Operating Leases
(in thousands)
Years Ending December 31,
2017	$3,531
2018	2,945
2019	1,960
2020	1,644
2021	1,623
After 2021	2,148
Total future minimum lease payments	$13,851

Rental expense was approximately $3.6 million, $1.4 million and $1.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Note 14 – Accumulated Other Comprehensive Loss

Other comprehensive loss is comprised entirely of foreign currency translation adjustments. The following table presents the changes in accumulated other comprehensive loss balances for the years ending December 31, 2016, 2015 and 2014, respectively:

	Year Ended December 31,
(in thousands)	2016	2015	2014

Foreign currency translation adjustments
Balance at beginning of period	$(5,212)	$(2,929)	$(1,091)
Other comprehensive loss before reclassifications	(5,541)	(2,283)	(1,838)
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-
Net current-period other comprehensive loss	(5,541)	(2,283)	(1,838)
Balance at end of period	$(10,753)	$(5,212)	$(2,929)

Note 15 – Income Taxes

The Company is subject to income tax in multiple jurisdictions and the use of estimates is required to determine the provision for income taxes. For the years ended December 31, 2016, 2015 and 2014, the Company recorded an income tax provision of $21.5 million, $21.3 million and $18.9 million, respectively. The effective income tax rate for the years ended December 31, 2016, 2015 and 2014 was 33.4 percent, 31.5 percent and 31.2 percent, respectively.

The provision for income taxes is based on income before income taxes reported for financial statement purposes. The components of income before income taxes are as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014

Domestic	$59,232	$59,421	$51,052
Foreign	4,989	8,440	9,479
Total	$64,221	$67,861	$60,531

Significant components of the provision for income taxes for the following periods are as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014

Current:
Federal	$15,119	$15,845	$17,413
State	1,091	1,074	1,185
Foreign	2,439	1,591	2,149
Deferred
Federal	2,758	2,798	(1,821)
State	75	(38)	(17)
Foreign	(1,960)	294	130
Valuation Allowance	1,992	(217)	(143)
Total	$21,514	$21,347	$18,896

Proto Labs, Inc.

Notes to Consolidated Financial Statements

A reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2016	2015	2014

Federal tax statutory rate	35.0%	35.0%	35.0%
State tax (net of federal benefit)	0.6	0.5	0.5
Qualified subsidiary election	(0.8)	0.6	0.2
Valuation allowance against deferred tax assets	3.1	(0.3)	(0.2)
Research and development credit	(2.2)	(2.9)	(0.8)
Foreign rate differential	(2.8)	(1.8)	(2.1)
Tax reserves	1.4	1.5	0.4
Domestic manufacturing deduction	(1.8)	(1.4)	(2.1)
Miscellaneous	0.9	0.3	0.3
Total	33.4%	31.5%	31.2%

Significant components of deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2016	2015

Deferred tax assets:
Accrued expenses	$857	$628
Warrants and stock options	3,226	2,828
Intangibles	612	499
Inventories	169	177
Other assets	983	856
Net operating loss	4,333	2,409
Less valuation allowance	(4,559)	(2,625)
Total deferred tax assets	5,621	4,772
Deferred tax liabilities:
Depreciation	(10,860)	(7,945)
Goodwill	(1,764)	(1,067)
Total deferred tax liabilities	(12,624)	(9,012)
Net deferred tax liability	$(7,003)	$(4,240)

The Company has recorded no U.S. deferred taxes related to the undistributed earnings of its non-U.S. subsidiaries as of December 31, 2016. Such amounts are intended to be reinvested outside of the United States indefinitely. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings. As of December 31, 2016, the Company had accumulated undistributed earnings in non-U.S. subsidiaries of $26.6 million.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2016, the Company had estimated net operating loss carry forwards of $13.4 million for tax purposes. The net operating losses relate to operations in Japan and Germany. Japan losses can be carried forward for ten years but are limited to 80 percent of taxable income. Germany net operating losses may be carried forward without any time limitations but are limited to €1 million, plus 50% of taxable income exceeding €1 million. Japan net operating losses begin to expire at various dates between 2018 and 2026. The Company’s Japan operations are taxed both by local authorities and in the U.S. Accordingly, a portion of Japan net operating losses has been recognized as a benefit in the U.S.

The Company establishes valuation allowances for deferred tax assets when, after consideration of all positive and negative evidence, it is considered more-likely-than-not that a portion of the deferred tax assets will not be realized. The Company's valuation allowances of $4.6 million and $2.6 million at December 31, 2016 and 2015, respectively, reduce the carrying value of deferred tax assets associated with certain net operating loss carry forwards and other assets with insufficient positive evidence for recognition. The increase in the valuation allowance is primarily attributable to fluctuations in foreign currency and the net operating losses incurred in Japan and Germany in 2016.

The Company files a U.S. federal income tax return and income tax returns in various states and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state, or foreign income tax examinations by tax authorities for years before 2012.

The Company has liabilities related to unrecognized tax benefits totaling $3.8 million and $2.8 million at December 31, 2016 and 2015, respectively, that if recognized would result in a reduction of the Company’s effective tax rate. The liabilities are classified as other long-term liabilities in the accompanying consolidated balance sheets. The Company does not anticipate that total unrecognized tax benefits will materially change in the next twelve months. The Company recognizes interest and penalties related to income tax matters in income tax expense and reports the liability in current or long-term income taxes payable as appropriate. Interest and penalties were immaterial for each of the years ended December 31, 2016, 2015 and 2014.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2016	2015

Balance at beginning of period	$2,769	$1,295
Additions for tax positions of current year	1,077	919
Additions for tax positions of prior years	170	555
Decrease related to expiration of statutes of limitations	(220)	-
Balance at period end	$3,796	$2,769

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

Note 17 – Segment Reporting

The Company’s reportable segments are based on the internal reporting used by the Company’s CEO, who is the chief operating decision maker (CODM), to assess operating performance and make decisions about the allocation of resources. Beginning in the fourth quarter of 2016, the Company revised its reportable segments to be based upon geographic region, consisting of the United States and Europe. Prior to this change, the CODM managed based on consolidated operating information. Prior period segment reporting disclosures have been restated to present such information on a comparable basis. The Corporate Unallocated and Japan category includes non-reportable segments, as well as research and development and general and administrative costs that the Company does not allocate directly to its operating segments.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Revenue in the United States and Europe is derived from Injection Molding, CNC Machining and 3D Printing product lines. Revenue in Japan is derived from Injection Molding and CNC Machining product lines. Injection Molding revenue consists of sales of custom injection molds and injection-molded parts. CNC Machining revenue consists of sales of CNC-machined customer parts. 3D Printing revenue consists of sales of 3D-printed parts.

The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies note. Intercompany transactions primarily relate to intercontinental activity and have been eliminated and are excluded from the reported amounts. The difference between income from operations and pre-tax income relates to foreign currency-related gains and losses and interest income on cash balances and investments, which are not allocated to business segments.

Revenue and income from operations by reportable segment are as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Revenue:
United States	$223,930	$208,018	$165,117
Europe	63,365	47,433	37,491
Japan	10,760	8,655	6,975
Total revenue	$298,055	$264,106	$209,583

	Year Ended December 31,
(in thousands)	2016	2015	2014
Income from Operations:
United States	$89,308	$86,450	$74,445
Europe	11,657	13,304	14,734
Corporate Unallocated and Japan	(39,198)	(32,605)	(28,651)
Total income from operations	$61,767	$67,149	$60,528

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Total long-lived assets, expenditures for additions to long-lived assets and depreciation and amortization expense are as follows:

	December 31,	December 31,	December 31,
(in thousands)	2016	2015	2014
Long-lived assets:
United States	$108,650	$98,633	$76,923
Europe	23,199	23,636	12,512
Japan	7,625	3,206	2,191
Total long-lived assets	$139,474	$125,475	$91,626

	Year Ended December 31,
(in thousands)	2016	2015	2014
Expenditures for additions to long-lived assets:
United States	$21,190	$32,560	$33,480
Europe	5,954	10,396	9,520
Japan	6,472	1,406	507
Total expenditures for additions to long-lived assets	$33,616	$44,362	$43,507

	Year Ended December 31,
(in thousands)	2016	2015	2014
Depreciation and Amortization:
United States	$12,533	$11,596	$9,233
Europe	3,386	2,132	1,530
Japan	1,566	398	375
Total depreciation and amortization	$17,485	$14,126	$11,138

The Company’s revenue is derived primarily from its Injection Molding, CNC Machining, and 3D Printing product lines. Total revenue by product lines is as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014

Revenue:
Injection Molding	$175,974	$163,387	$140,282
CNC Machining	81,407	74,368	59,914
3D Printing	37,847	25,132	9,387
Other Product	2,827	1,219	-
Total revenue	$298,055	$264,106	$209,583

Note 18 – Subsequent Events

On February 9, 2017, the Company announced that its board of directors had authorized the repurchase of shares of the Company’s common stock from time to time on the open market or in privately negotiated purchases, at an aggregate purchase price of up to $50 million.  The timing and amount of any share repurchases will be determined by the Company’s management based on market conditions and other factors.  The term of the program runs through December 31, 2021.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 framework). Based on the assessment, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting is effective. The Company’s registered public accounting firm’s attestation report on the Company’s internal control over financial reporting is provided in Part II, Item 8 of this Annual Report on Form 10-K.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item with respect to Item 401 relating to executive officers is contained in Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant” and with respect to other information relating to our directors will be set forth in our 2017 Proxy Statement under the caption “Proposal 1 — Election of Directors,” which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

The information required by this item under Item 405 of Regulation S-K is incorporated herein by reference to the section titled “Corporate Governance — Section 16(a) Beneficial Ownership Reporting Compliance” of our 2017 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The information required by this item under Items 407 (c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference to the section titled “Corporate Governance” of our 2015 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Item 11. Executive Compensation

Information related to this item is incorporated herein by reference to the sections titled “Compensation Discussion and Analysis,” “Corporate Governance — Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” of our 2017 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information related to security ownership required by this item is incorporated herein by reference to the section titled “Security Ownership of Certain Beneficial Owners and Management” of our 2017 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. Information related to our equity compensation plans required by this item is incorporated herein by reference to the section titled “Compensation Discussion and Analysis – Information Regarding Equity-Based Compensation Plans” of our 2017 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference to the sections titled “Corporate Governance — Certain Relationships and Related Party Transactions,” and “Corporate Governance — Director Independence” of our 2017 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference to the section titled “Fees Paid to Independent Registered Public Accounting Firm” of our 2017 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Proto Labs, Inc.

Date: February 22, 2017	/s/ Victoria M. Holt
Victoria M. Holt
President and Chief Executive Officer (Principal Executive Officer)

Date: February 22, 2017	/s/ John A. Way
John A. Way
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: February 22, 2017	/s/ Victoria M. Holt
Victoria M. Holt
President and Chief Executive Officer and Director (Principal Executive Officer)

Date: February 22, 2017	/s/ John A. Way
John A Way

Chief Financial Officer

(Principal Financial and Accounting Officer)

Chairman of the Board of Directors:

Lawrence J. Lukis*

Directors:

Archie C. Black*

Rainer Gawlick*

John B. Goodman*

Brian K. Smith*

Sven A. Wehrwein*

*Victoria M. Holt, by signing her name hereto, does hereby sign this document on behalf of each of the above named officers and directors of the registrant pursuant to powers of attorney duly executed by such persons and filed as an exhibit hereto.

Date: February 22, 2017	/s/ Victoria M. Holt
Victoria M. Holt
President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1(1)	Third Amended and Restated Articles of Incorporation of Proto Labs, Inc.
3.2(26)	Articles of Amendment to Third Amended and Restated Articles of Incorporation of Proto Labs, Inc. dated May 20, 2015
3.3(2)	Second Amended and Restated By-Laws of Proto Labs, Inc., as amended through November 8, 2016
4.1(3)	Second Form of certificate representing common shares of Proto Labs, Inc., as amended through November 8, 2016
10.1(4)#	2012 Long-Term Incentive Plan, as amended as of August 5, 2015
10.2(5)#	Form of Incentive Stock Option Agreement under 2012 Long-Term Incentive Plan
10.3(6)#	Form of Non-Statutory Stock Option Agreement (Directors) under 2012 Long-Term Incentive Plan
10.4(7)#	Form of Non-Statutory Stock Option Agreement (U.S. Employees) under 2012 Long-Term Incentive Plan
10.5(8)#	Form of Non-Statutory Stock Option Agreement (U.K. Employees) under 2012 Long-Term Incentive Plan
10.6(9)#	Employee Stock Purchase Plan
10.7(10)	Stock Subscription Warrant issued to John B. Tumelty
10.8(11)#	2000 Stock Option Plan, as amended
10.9(12)#	Form of Incentive Stock Option Agreement under 2000 Stock Option Plan
10.10(13)#	Form of Non-Statutory Stock Option Agreement (Directors) under 2000 Stock Option Plan
10.11(14)#	Form of Non-Statutory Stock Option Agreement (U.S. Employees) under 2000 Stock Option Plan
10.12(15)#	Form of Non-Statutory Stock Option Agreement (U.S. Employees) under 2000 Stock Option Plan
10.13(16)#	Form of Non-Statutory Stock Option Agreement (U.K. Employees) under 2000 Stock Option Plan
10.14(17)#	Amended and Restated Credit Agreement, dated as of September 30, 2011, between Proto Labs, Inc. and Wells Fargo Bank, N.A.
10.15(18)#	Form of U.S. Severance Agreement
10.16(19)#	Form of UK Severance Agreement
10.17(20)#	Executive Employment Agreement, dated February 6, 2014, by and between Proto Labs, Inc. and Victoria M. Holt
10.18(21)#	Form of Restricted Stock Agreement under 2012 Long-Term Incentive Plan for the initial grant to Victoria M. Holt
10.19(22)#	Form of Restricted Stock Unit Agreement under 2012 Long-Term Incentive Plan (U.S. Employees)
10.20(23)#	Form of Restricted Stock Unit Agreement under 2012 Long-Term Incentive Plan (U.K. Employees)
10.21(24)#	Form of Restricted Stock Unit Agreement under 2012 Long-Term Incentive Plan (Directors)
10.22(25)#	Severance Agreement, dated December 18, 2014, by and between Proto Labs, Inc. and John A. Way
10.23(27)#	Form of Severance Agreement with Executive Officers
10.24(28)#	Form of Performance Stock Unit Agreement under 2012 Long-Term Incentive Plan
21.1	Subsidiaries of Proto Labs, Inc.
23.1	Consent of Ernst & Young LLP
24.1	Powers of Attorney
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the Commission on November 8, 2016.
(3)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed with the Commission on November 3, 2015.
(5)	Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(6)	Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(7)	Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(8)	Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(9)	Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(10)	Incorporated by reference to Exhibit 99.7 to the Company’s Registration Statement on Form S-8 (File No. 333-179651), filed with the Commission on February 23, 2012.
(11)	Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(12)	Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(13)	Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(14)	Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(15)	Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(16)	Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(17)	Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on October 26, 2011.
(18)	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K, filed with the Commission on March 1, 2013.
(19)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed with the Commission on May 8, 2013.
(20)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the Commission on February 6, 2014.
(21)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed with the Commission on February 6, 2014.
(22)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the Commission on February 12, 2014.
(23)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed with the Commission on February 12, 2014.
(24)	Incorporated by reference to Exhibit 99.6 to the Company's Registration Statement on Form S-8 (file No. 333-194272), filed with the Commission on March 3, 2014.
(25)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the Commission on December 19, 2014.
(26)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the Commission on May 21, 2015.
(27)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the Commission on April 6, 2015.
(28)	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, filed with the Commission on February 17, 2017.

#	Indicates management contract or compensatory plan or arrangement.
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