Form 10-Q
period 2017-03-31
Proto Labs Inc
filed 2017-05-02
CIK 1443669

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
		Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes ☑No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,494,981 shares of Common Stock, par value $0.001 per share, were outstanding at April 26, 2017.

Proto Labs, Inc.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Proto Labs, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$71,888	$68,795
Short-term marketable securities	45,553	39,477
Accounts receivable, net of allowance for doubtful accounts of $472 and $442 as of March 31, 2017 and December 31, 2016, respectively	39,012	34,060
Inventory	8,943	9,310
Prepaid expenses and other current assets	6,412	5,697
Income taxes receivable	-	445
Total current assets	171,808	157,784
Property and equipment, net	143,957	139,474
Goodwill	28,916	28,916
Other intangible assets, net	2,492	2,655
Long-term marketable securities	83,867	84,479
Other long-term assets	992	933
Total assets	$432,032	$414,241

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$11,747	$11,322
Accrued compensation	6,961	7,670
Accrued liabilities and other	4,742	4,435
Income taxes payable	4,622	-
Total current liabilities	28,072	23,427
Long-term deferred tax liabilities	7,399	7,003
Other long-term liabilities	4,098	3,978
Total liabilities	39,569	34,408

Shareholders' equity
Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding 0 shares as of each of March 31, 2017 and December 31, 2016	-	-
Common stock, $0.001 par value, authorized 150,000,000 shares; issued and outstanding 26,488,949 and 26,504,868 shares as of December 31, 2016, respectively	26	26
Additional paid-in capital	215,364	213,857
Retained earnings	186,641	176,703
Accumulated other comprehensive loss	(9,568)	(10,753)
Total shareholders' equity	392,463	379,833
Total liabilities and shareholders' equity	$432,032	$414,241

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Comprehensive Income
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

Statements of Operations:
Revenue	$80,167	$72,568
Cost of revenue	34,894	32,914
Gross profit	45,273	39,654
Operating expenses
Marketing and sales	12,987	10,942
Research and development	5,823	5,318
General and administrative	8,781	8,251
Total operating expenses	27,591	24,511
Income from operations	17,682	15,143
Other income, net	315	625
Income before income taxes	17,997	15,768
Provision for income taxes	5,797	5,106
Net income	$12,200	$10,662

Net income per share:
Basic	$0.46	$0.41
Diluted	$0.46	$0.40

Shares used to compute net income per share:
Basic	26,466,731	26,222,148
Diluted	26,599,200	26,442,357

Comprehensive Income (net of tax)
Comprehensive income	$13,385	$11,406

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

Operating activities
Net income	$12,200	$10,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,250	3,789
Stock-based compensation expense	1,716	1,732
Deferred taxes	394	89
Amortization of held-to-maturity securities	301	289
Other	(56)	-
Changes in operating assets and liabilities:
Accounts receivable	(4,777)	23
Inventories	435	(62)
Prepaid expenses and other	(688)	(1,557)
Income taxes	5,051	5,296
Accounts payable	319	(135)
Accrued liabilities and other	(353)	(1,872)
Net cash provided by operating activities	18,792	18,254

Investing activities
Purchases of property and equipment	(7,812)	(8,275)
Purchases of marketable securities	(16,520)	(18,794)
Proceeds from maturities of marketable securities	10,755	10,465
Net cash used in investing activities	(13,577)	(16,604)

Financing activities
Acquisition-related contingent consideration	-	(400)
Proceeds from exercises of stock options and other	194	1,614
Repurchases of common stock	(2,662)	-
Net cash provided by (used in) financing activities	(2,468)	1,214
Effect of exchange rate changes on cash and cash equivalents	346	109
Net increase in cash and cash equivalents	3,093	2,973
Cash and cash equivalents, beginning of period	68,795	47,653
Cash and cash equivalents, end of period	$71,888	$50,626

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

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. For further information, refer to the audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission (SEC) on February 22, 2017.

The accompanying Consolidated Balance Sheet as of December 31, 2016 was derived from the audited Consolidated Financial Statements but does not include all disclosures required by U.S. GAAP for a full set of financial statements. This Form 10-Q should be read in conjunction with the Company’s Consolidated Financial Statements and Notes included in the Annual Report on Form 10-K filed on February 22, 2017 as referenced above.

Note 2 – Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

During the first quarter of 2017, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-09, Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, and classification in the statement of cash flows. As a result of the adoption, the change in excess tax benefits from stock-based compensation are recorded in our provision for income taxes. For the three months ended March 31, 2017, the amount recorded in the provision for income taxes was not material. Historically, these amounts were recorded as additional paid-in capital as required by the accounting pronouncements in force during the periods presented. In addition, for each period presented, cash flows related to excess tax benefits are now classified as an operating activity along with other income tax cash flows. Retrospective application of the cash flow presentation requirements resulted in an increase to net cash provided by operations and a decrease to net cash provided by financing activities of $1.3 million for the three months ended March 31, 2016.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue from the transfer of goods or services to customers in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. The Company is required to adopt the new pronouncement using one of two retrospective application methods.

On July 9, 2015, the FASB voted to approve a deferral of the effective date of ASU 2014-09 by one year to December 15, 2017 for annual reporting periods beginning after that date. The Company expects to adopt the new revenue standard using the modified retrospective approach and expects to quantify and disclose the expected impact, if any, of adopting this amended guidance in its Quarterly Report on Form 10-Q for the three months ending September 30, 2017. While the Company is still evaluating the impact of the amended guidance, it does not expect the impact to be material.

In February 2016, the FASB issued ASU 2016-02, Leases, which introduces the balance sheet recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The guidance will be effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. The Company is evaluating the impact of the future adoption of this standard on its consolidated financial statements, but does not expect the impact to be material.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other, which is intended to simplify the subsequent measurement of goodwill. This guidance will be effective for annual impairment tests in fiscal years beginning after December 15, 2019 and interim periods within those fiscal years with early adoption permitted. The Company is evaluating the impact of future adoption of this guidance on its consolidated financial statements, but does not expect the impact to be material.

Note 3 – Net Income per Common Share

Basic net income per share is computed based on the weighted-average number of common shares outstanding. Diluted net income per share is computed based on the weighted-average number of common shares outstanding, increased by the number of additional shares that would have been outstanding had potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares. Potentially dilutive shares of common stock include stock options, restricted stock units and restricted stock awards granted under stock-based compensation plans and shares committed to be purchased under the employee stock purchase plan. Performance stock units (PSUs) are excluded from the calculation of dilutive potential common shares until the performance conditions have been satisfied.

The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended
	March 31,
(in thousands, except share and per share amounts)	2017	2016
Net income	$12,200	$10,662

Basic - weighted-average shares outstanding:	26,466,731	26,222,148
Effect of dilutive securities:
Employee stock options and other	132,469	220,209
Diluted - weighted-average shares outstanding:	26,599,200	26,442,357
Net income per share:
Basic	$0.46	$0.41
Diluted	$0.46	$0.40

Note 4 – Goodwill and Other Intangible Assets

There were no changes in the carrying amount of Goodwill during the three months ended March 31, 2017.

Intangible assets other than Goodwill at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017			December 31, 2016			Useful	Weighted Average Useful Life
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Life (in years)	Remaining (in years)
Intangible Assets with finite lives:
Marketing assets	$930	$(271)	$659	$930	$(248)	$682	10.0	7.0
Non-compete agreement	190	(190)	-	190	(190)	-	2.0	-
Trade secrets	250	(146)	104	250	(133)	117	5.0	2.0
Internally developed software	680	(661)	19	680	(604)	76	3.0	0.0
Customer relationships	2,530	(820)	1,710	2,530	(750)	1,780	9.0	6.0
Total intangible assets	$4,580	$(2,088)	$2,492	$4,580	$(1,925)	$2,655

Amortization expense for intangible assets was $0.2 million for each of the three months ended March 31, 2017 and 2016.

Estimated aggregated amortization expense based on the current carrying value of the amortizable intangible assets is as follows:

(in thousands)	Estimated Amortization Expense
Remaining 2017	$337
2018	424
2019	391
2020	374
2021	374
Thereafter	592
Total estimated amortization expense	$2,492

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

The following table summarizes financial assets as of March 31, 2017 and December 31, 2016 measured at fair value on a recurring basis:

	March 31, 2017			December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents
Money market mutual fund	$6,718	$-	$-	$11,771	$-	$-
Total	$6,718	$-	$-	$11,771	$-	$-

Note 6 – Marketable Securities

The Company invests in short-term and long-term agency, municipal, corporate and other debt securities. The securities are categorized as held-to-maturity and are recorded at amortized cost. Categorization as held-to-maturity is based on the Company’s ability and intent to hold these securities to maturity. Information regarding the Company’s short-term and long-term marketable securities as of March 31, 2017 and December 31, 2016 was as follows:

	March 31, 2017
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. municipal securities	$45,201	$26	$(73)	$45,154
Corporate debt securities	39,436	1	(115)	39,322
U.S. government agency securities	37,846	-	(136)	37,710
Certificates of deposit/time deposits	6,937	9	(29)	6,917
Total marketable securities	$129,420	$36	$(353)	$129,103

	December 31, 2016
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. municipal securities	$46,578	$1	$(187)	$46,392
Corporate debt securities	38,490	2	(147)	38,345
U.S. government agency securities	31,706	1	(141)	31,566
Certificates of deposit/time deposits	7,182	12	(22)	7,172
Total marketable securities	$123,956	$16	$(497)	$123,475

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

The March 31, 2017 balance of held-to-maturity debt securities by contractual maturity is shown in the following table at amortized cost. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

March 31,
(in thousands)	2017
Due in one year or less	$45,553
Due after one year through five years	83,867
Total marketable securities	$129,420

Note 7 – Inventory

Inventory consists primarily of raw materials, which are recorded at the lower of cost or market using the average-cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.

The Company’s inventory consisted of the following as of the dates indicated:

	March 31,	December 31,
(in thousands)	2017	2016
Raw materials	$8,314	$8,057
Work in process	1,016	1,531
Total inventory	9,330	9,588
Allowance for obsolescence	(387)	(278)
Inventory, net of allowance	$8,943	$9,310

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

Stock-Based Compensation Expense

Stock-based compensation expense was $1.7 million for each of the three months ended March 31, 2017 and 2016.

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2017:

		Weighted-
		Average
	Stock Options	Exercise Price
Options outstanding at December 31, 2016	569,639	$45.00
Granted	43,095	58.35
Exercised	(18,538)	10.20
Forfeited	(4,609)	45.39
Options outstanding at March 31, 2017	589,587	$47.06

Exercisable at March 31, 2017	354,935	$39.84

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

The weighted-average grant date fair value of options that were granted during the three months ended March 31, 2017 was $27.57.

The following table provides the assumptions used in the Black-Scholes pricing model valuation of options during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Risk-free interest rate	2.24%	1.53%
Expected life (years)	6.50	6.50
Expected volatility	44.68%	44.38%
Expected dividend yield	0%	0%

As of March 31, 2017, there was $5.8 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.1 years.

Restricted Stock

Restricted stock awards are share-settled awards and restrictions lapse ratably over the vesting period, which is generally a five-year period, beginning on the first anniversary of the grant date, subject to the employee's continuing service to the Company. For directors, restrictions generally lapse in full on the first anniversary of the grant date.

The following table summarizes restricted stock activity during the three months ended March 31, 2017:

		Weighted-
		Average
		Grant Date
	Restricted	Fair Value
	Stock	Per Share
Restricted stock at December 31, 2016	215,105	$62.78
Granted	61,085	58.35
Restrictions lapsed	(16,413)	67.12
Forfeited	(4,680)	63.22
Restricted stock at March 31, 2017	255,097	$61.43

As of March 31, 2017, there was $13.4 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 3.8 years.

Performance Stock

PSUs are expressed in terms of a target number of PSUs, with anywhere between 0 percent and 150 percent of that target number capable of being earned and vesting at the end of a three-year performance period depending on the Company’s performance in the final year of the performance period and the award recipient’s continued employment. As of March 31, 2017, the Company is accruing stock-based compensation expense for the PSUs at 100 percent.

The following table summarizes performance stock activity during the three months ended March 31, 2017:

Weighted-
Average
Grant Date
	Performance	Fair Value
	Stock	Per Share
Performance stock at December 31, 2016	-	$-
Granted	25,707	58.35
Restrictions lapsed	-	-
Forfeited	-	-
Performance stock at March 31, 2017	25,707	$58.35

Employee Stock Purchase Plan

The following table presents the assumptions used to estimate the fair value of the ESPP during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Risk-free interest rate	0.59%	0.39%
Expected life (months)	6.00	6.00
Expected volatility	39.51%	29.41%
Expected dividend yield	0%	0%

Note 9 – Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised entirely of foreign currency translation adjustments. The following table presents the changes in accumulated other comprehensive income (loss) balances during the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Foreign currency translation adjustments
Balance at beginning of period	$(10,753)	$(5,212)
Other comprehensive income before reclassifications	1,185	744
Amounts reclassified from accumulated other comprehensive income	-	-
Net current-period other comprehensive income	1,185	744
Balance at end of period	$(9,568)	$(4,468)

Note 10 – Income Taxes

The Company is subject to income tax in multiple jurisdictions and the use of estimates is required to determine the provision for income taxes. For the three months ended March 31, 2017 and 2016, the Company recorded an income tax provision of $5.8 million and $5.1 million, respectively. The income tax provision is based on the estimated annual effective tax rate for the year applied to pre-tax income. The effective income tax rate for the three months ended March 31, 2017 was 32.2 percent compared to 32.4 percent in the same period of the prior year.

The effective income tax rate for the three months ended March 31, 2017 differs from the U.S. federal statutory rate of 35.0 percent due primarily to the mix of income earned in domestic and foreign tax jurisdictions and deductions for which the Company qualifies.

The Company had reserves against unrecognized tax benefits totaling $4.1 million and $3.8 million at March 31, 2017 and December 31, 2016, respectively, all of which, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and penalties related to income tax matters in income tax expense, and reports the liability in current or long-term income taxes payable as appropriate.

Note 11 – Segment Reporting

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

Revenue and income from operations by reportable segment for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016
Revenue:
United States	$60,176	$54,468
Europe	16,999	15,631
Japan	2,992	2,469
Total revenue	$80,167	$72,568

	Three Months Ended March 31,
(in thousands)	2017	2016
Income from Operations:
United States	$24,346	$22,104
Europe	4,040	2,384
Corporate Unallocated and Japan	(10,704)	(9,345)
Total Income from Operations	$17,682	$15,143

Total long-lived assets for the three months ended March 31, 2017 and December 31, 2016 were as follows:

	March 31,	December 31,
(in thousands)	2017	2016
Total long-lived assets:
United States	$110,044	$108,650
Europe	26,099	23,199
Japan	7,814	7,625
Total Assets	$143,957	$139,474

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Overview

We are an e-commerce driven digital manufacturer of quick-turn, on-demand injection-molded, CNC-machined and 3D-printed custom parts for prototyping and short-run production. We provide “Real Parts, Really Fast” to product developers and engineers worldwide, who are under increasing pressure to bring their finished products to market faster than their competition. We believe custom parts manufacturing has historically been an underserved market due to the inefficiencies inherent in the quotation, equipment set-up and non-recurring engineering processes required to produce custom parts. Our proprietary technology eliminates most of the time-consuming and expensive skilled labor conventionally required to quote and manufacture parts in low volumes, and our customers conduct nearly all of their business with us over the Internet. We target our products to the millions of product developers and engineers who use three-dimensional computer-aided design (3D CAD) software to design products across a diverse range of end-markets.

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

Injection Molding

Our Injection Molding product line uses our proprietary 3D CAD-to-CNC machining technology for the automated design and manufacture of thermoplastic, metal, or liquid silicone injection molds, which are then used to produce custom injection-molded parts on commercially available equipment. Our Injection Molding product line is used for prototype, on-demand and short-run production. Prototype quantities typically range from 25 to 100 parts. Because we retain possession of the molds, customers who need low-volume production often come back to Proto Labs’ Injection Molding product line for additional quantities typically ranging up to 10,000 parts or more. They do so to support pilot production for product testing or while their tooling for high-volume production is being prepared, because they need on-demand manufacturing due to disruptions in their manufacturing process, because their product will only be released in a limited quantity, or because they need end-of-life production support. These additional part orders typically occur on approximately half of the molds that we make, typically accounting for approximately half of our total Injection Molding revenue.

CNC Machining

Our CNC Machining product line uses our proprietary 3D CAD-to-CNC machining technology on commercially available CNC machines to cut plastic or metal blocks or bars into one or more custom parts based on the 3D CAD model uploaded by the product developer or engineer. Our efficiencies derive from the automation of the programming of these machines and a proprietary fixturing process. The CNC Machining product line is well suited to produce small quantities, typically in the range of one to 200 parts.

3D Printing

Our 3D Printing product line includes stereolithography (SL), selective laser sintering (SLS), direct metal laser sintering (DMLS) and PolyJet processes, which offers customers a wide-variety of high-quality, precision rapid prototyping and low-volume production. These processes create parts with a high level of accuracy, detail, strength and durability. 3D Printing is well suited to produce small quantities, typically in the range of one to 50 parts.

Key Financial Measures and Trends

Revenue

The Company’s operations are conducted in three geographic operating segments in the United States, Europe and Japan, which we believe are three of the largest geographic markets where product developers and engineers are located. Revenue within each of our United States and Europe markets is derived from our Injection Molding, CNC Machining and 3D Printing product lines. Revenue within our Japan market is derived from our Injection Molding and CNC Machining product lines. Our historical and current efforts to increase revenue have been directed at gaining new customers and selling to our existing customer base by:

●	increasing marketing and selling activities;
●

offering additional product lines such as 3D Printing through our acquisition of FineLine Prototyping, Inc. in April 2014 and expanded through our acquisition of certain assets, including shares of select subsidiaries, of Alphaform AG (Alphaform) in October 2015;

●	improving the usability of our product lines such as our web-centric applications;
●	expanding the breadth and scope of our products, for example, by adding more sizes and materials to our offerings such as liquid silicone rubber (LSR); and
●

expanding the breadth of manufacturing capabilities, for example, by adding rapid overmolding and insert molding technology to our Injection Molding product line and PolyJet technology to our 3D printing product line.

During the three months ended March 31, 2017, we served 14,801 unique product developers and engineers who purchased our products through our web-based customer interface, an increase of 11.7% over the same period in 2016. The information does not include 3D Printing and Injection Molding customers resulting from the Alphaform acquisition who do not utilize our web-based interface.

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

Our recent growth in operating expenses is mainly due to higher headcounts to support our growth and expansion, and we expect that trend to continue. Our business strategy is to continue to be a leading online and technology-enabled manufacturer of quick-turn, on-demand injection-molded, CNC-machined, CNC-turned and 3D-printed custom parts for prototyping and low-volume production. In order to achieve our goals, we anticipate continued substantial investments in technology and personnel, resulting in increased operating expenses.

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

	Three Months Ended March 31,				Change
(dollars in thousands)	2017		2016		$	%
Revenue	$80,167	100.0%	$72,568	100.0%	$7,599	10.5%
Cost of revenue	34,894	43.5	32,914	45.4	1,980	6.0
Gross profit	45,273	56.5	39,654	54.6	5,619	14.2
Operating expenses:
Marketing and sales	12,987	16.2	10,942	15.1	2,045	18.7
Research and development	5,823	7.3	5,318	7.3	505	9.5
General and administrative	8,781	10.9	8,251	11.4	530	6.4
Total operating expenses	27,591	34.4	24,511	33.8	3,080	12.6
Income from operations	17,682	22.1	15,143	20.8	2,539	16.8
Other income, net	315	0.3	625	0.9	(310)	(49.6)
Income before income taxes	17,997	22.4	15,768	21.7	2,229	14.1
Provision for income taxes	5,797	7.2	5,106	7.0	691	13.5
Net income	$12,200	15.2%	$10,662	14.7%	$1,538	14.4%

 Stock-based compensation expense included in the statements of operations data above for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Stock options and restricted stock	$1,566	$1,604
Employee stock purchase plan	150	127
Total stock-based compensation expense	$1,716	$1,731

Cost of revenue	$197	$130
Operating expenses:
Marketing and sales	269	278
Research and development	222	294
General and administrative	1,028	1,029
Total stock-based compensation expense	$1,716	$1,731

Comparison of Three Months Ended March 31, 2017 and 2016

Revenue

Revenue by reportable segment and the related changes for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
	2017		2016		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
United States	$60,176	75.1%	$54,468	75.1%	$5,708	10.5%
Europe	16,999	21.2	15,631	21.5	1,368	8.8
Japan	2,992	3.7	2,469	3.4	523	21.2
Total revenue	$80,167	100.0%	$72,568	100.0%	$7,599	10.5%

Our revenue increased $7.6 million, or 10.5%, for the three months ended March 31, 2017 compared to the same period in 2016. By reportable segment, revenue in the United States increased $5.7 million, or 10.5%, revenue in Europe increased $1.4 million, or 8.8%, and revenue in Japan increased $0.5 million, or 21.2%, in each case for the three months ended March 31, 2017 compared to the same period in 2016.

Our revenue growth during the three months ended March 31, 2017 was the result of increased volume of the product developers and engineers we served through our web-based customer interface. During the three months ended March 31, 2017, we served 14,801 unique product developers and engineers through our web-based customer interface, an increase of 11.7% over the same period in 2016. Average revenue per product developer or engineer increased 2.3% during the three months ended March 31, 2017 compared to the same period in 2016. The information does not include 3D Printing and Injection Molding customers resulting from the Alphaform acquisition who do not utilize our web-based interface.

Our revenue increases were primarily driven by increases in sales personnel and marketing activities. Our sales personnel focus on gaining new customer accounts and expanding the depth and breadth into existing customer accounts. Our marketing personnel focus on marketing activities that have proven to result in the greatest number of customer leads to support sales activity. International revenue was negatively impacted by $1.0 million during the three months ended March 31, 2017 when compared to the same period in 2016 as a result of foreign currency movements, primarily the strengthening of the United States dollar relative to the British pound.

Revenue by product line and the related changes for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
	2017		2016		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Injection Molding	$47,916	59.8%	$43,169	59.5%	$4,747	11.0%
CNC Machining	21,972	27.4	18,875	26.0	3,097	16.4
3D Printing	10,085	12.6	9,110	12.6	975	10.7
Other Revenue	194	0.2	1,414	1.9	(1,220)	(86.3)
Total revenue	$80,167	100.0%	$72,568	100.0%	$7,599	10.5%

By product line, our revenue growth was driven by an 11.0% increase in Injection Molding revenue, a 16.4% increase in CNC Machining revenue and a 10.7% increase in 3D Printing revenue, in each case for the three months ended March 31, 2017 compared to the same period in 2016, as well as a $1.2 million decrease in Other Revenue driven by our decision in 2016 to exit our non-core resin resale business.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $2.0 million, or 6.0%, for the three months ended March 31, 2017 compared to the same period in 2016, which was slower than the rate of revenue increase of 10.5% for the three months ended March 31, 2017 compared to the same period in 2016 reflecting the realization of productivity improvements. The net increase in cost of revenue resulted from the growth of the business and was due to raw material and production cost increases of $0.6 million to support increased sales volumes, an increase in direct labor headcount resulting in personnel and related cost increases of $1.1 million and equipment and facility-related cost increases of $0.3 million.

Gross Profit and Gross Margin. Gross profit increased from $39.7 million, or 54.6% of revenues, in the three months ended March 31, 2016 to $45.3 million, or 56.5% of revenue, in the three months ended March 31, 2017. Gross profit increased primarily due to increases in revenue and realization of manufacturing productivity improvements, partially offset by the volume related increase in cost of revenue as discussed above. Gross margin increased primarily due to increases in revenue greater than increases in the cost of revenue driven by manufacturing productivity improvements.

Operating Expenses, Other Income (Expense), net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expenses increased $2.0 million, or 18.7%, during the three months ended March 31, 2017 compared to the same period in 2016 due primarily to an increase in headcount resulting in personnel and related cost increases of $2.0 million.

Research and Development. Our research and development expenses increased $0.5 million, or 9.5%, during the three months ended March 31, 2017 compared to the same period in 2016 due to an increase in headcount resulting in personnel and related cost increases of $0.4 million and operating cost increases of $0.2 million, which were partially offset by a decrease in professional services cost of $0.1 million.

General and Administrative. Our general and administrative expenses increased $0.5 million, or 6.4%, during the three months ended March 31, 2017 compared to the same period in 2016 due to an increase in headcount resulting in personnel and related cost increases of $0.4 million and administrative cost increases of $0.2 million, which were partially offset by a decrease in professional services cost of $0.1 million.

Other Income (Expense), net. We recognized other income, net of $0.3 million for the three months ended March 31, 2017, a decrease of $0.3 million when compared to other income, net of $0.6 million for the three months ended March 31, 2016. Other income, net decreased primarily due to changes in foreign currency.

Provision for Income Taxes. Our effective tax rate of 32.2% for the three months ended March 31, 2017 decreased 0.2% compared to 32.4% for the same period in 2016. The decrease in the effective tax rate is primarily due to changes in taxable income in our geographic regions in the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016. Our income tax provision increased by $0.7 million to $5.8 million for the three months ended March 31, 2017 compared to our income tax provision of $5.1 million for the three months ended March 31, 2016.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Net cash provided by operating activities	$18,792	$18,254
Net cash used in investing activities	(13,577)	(16,604)
Net cash provided by (used in) financing activities	(2,468)	1,214
Effect of exchange rates on cash and cash equivalents	346	109
Net increase in cash and cash equivalents	$3,093	$2,973

Sources of Liquidity

Historically, we have primarily financed our operations and capital expenditures through cash flow from operations. We had cash and cash equivalents of $71.9 million as of March 31, 2017, an increase of $3.1 million from December 31, 2016. The increase in our cash was primarily due to cash generated through operations, which were partially offset by repurchases of common stock and investing activity.

Cash Flows from Operating Activities

Cash flows from operating activities were $18.8 million during the three months ended March 31, 2017 and primarily consisted of net income of $12.2 million, adjusted for certain non-cash items, including depreciation and amortization of $4.3 million, stock-based compensation expense of $1.7 million, deferred taxes of $0.4 million and amortization of held-to-maturity securities of $0.3 million, which were partially offset by other adjustments of $0.1 million. Cash flows from operating activities increased $0.5 million during the three months ended March 31, 2017 compared to the same period in 2016, primarily due to increases in net income of $1.5 million, depreciation and amortization of $0.5 million driven by an increase in capital investments and an increase in deferred taxes of $0.3 million. These increases were partially offset by a decrease in changes in operating assets and liabilities of $1.8 million driven by general growth of the business and timing of cash receipts and payments.

Cash flows from operating activities of $18.3 million during the three months ended March 31, 2016 primarily consisted of net income of $10.7 million, adjusted for certain non-cash items, including depreciation and amortization of $3.8 million, stock-based compensation expense of $1.7 million, amortization of held-to-maturity securities of $0.3 million and deferred taxes of $0.1 million.

Cash Flows from Investing Activities

Cash used in investing activities was $13.6 million during the three months ended March 31, 2017, consisting of $7.8 million for the purchases of property and equipment and $16.5 million for the purchases of marketable securities, which were partially offset by $10.8 million in proceeds from maturities of marketable securities.

Cash used in investing activities was $16.6 million during the three months ended March 31, 2016, consisting of $8.3 million for the purchases of property and equipment and $18.8 million for the purchases of marketable securities, which were partially offset by $10.5 million in proceeds from maturities and call redemptions of marketable securities.

Cash Flows from Financing Activities

Cash used in financing activities was $2.5 million during the three months ended March 31, 2017, consisting of proceeds from exercises of stock options of $0.2 million and repurchases of common stock of $2.7 million.

Cash provided by financing activities was $1.2 million during the three months ended March 31, 2016, consisting of proceeds from exercises of stock options of $1.6 million, partially offset by $0.4 million for payments of acquisition-related contingent consideration related to the Fineline acquisition.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Critical Accounting Policies and Use of Estimates

We have adopted various accounting policies to prepare the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Our significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes in our significant accounting policies during the three months ended March 31, 2017.

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

Our operating results and cash flows are adversely impacted when the United States dollar appreciates relative to foreign currencies. Additionally, our operating results and cash flows are adversely impacted when the British Pound appreciates relative to the Euro. As we expand internationally, our results of operations and cash flows will become increasingly subject to changes in foreign currency exchange rates.

We have not used forward contracts or currency borrowings to hedge our exposure to foreign currency risk. Foreign currency risk can be assessed by estimating the change in results of operations or financial position resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would generally not have a material impact on our financial position, but could have a material impact on our results of operations. We recognized foreign currency losses of $0.1 million and foreign currency gains of $0.4 million in the three months ended March 31, 2017 and 2016, respectively.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors we previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

During the three months ended March 31, 2017, we repurchased 49,700 shares of our common stock at a total purchase price of $2.7 million under this program. The common stock repurchase does not obligate us to repurchase any dollar amount or number of shares. Common stock repurchase activity through March 31, 2017 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2017 through January 31, 2017	-	-	-	$50,000
February 1, 2017 through February 28, 2017	6,000	$55.62	6,000	$49,666
March 1, 2017 through March 31, 2017	43,700	$53.61	43,700	$47,340
	49,700	$53.53	49,700	$47,340

Item 3. Defaults Upon Senior Securities

No matters to disclose.

Item 4. Mine Safety Disclosures

No matters to disclose.

Item 5. Other Information

No matters to disclose.

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit Number	Description of Exhibit
3.1(1)	Third Amended and Restated Articles of Incorporation of Proto Labs, Inc.
3.2(2)	Second Amended and Restated By-Laws of Proto Labs, Inc., as amended through November 8, 2016
3.3(3)	Articles of Amendment to Third Amended and Restated Articles of Incorporation of Proto Labs, Inc. dated May 20, 2015
10.1(4)	Form of Performance Stock Unit Agreement under 2012 Long-Term Incentive Plan
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 001-35435), filed with the Commission on November 8, 2016, and incorporated by reference herein.
(3)	Previously filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 001-35435), filed with the Commission on May 21, 2015, and incorporated by reference herein.
(4)	Previously filed as Exhibit 10.1 to the Company's Form 8-K (File No. 001-35435), filed with the Commission on February 17, 2017, and incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Proto Labs, Inc.

Date: May 2, 2017	/s/ Victoria M. Holt
Victoria M. Holt
President and Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2017	/s/ John A. Way
John A. Way
Chief Financial Officer (Principal Financial Officer)