Form 10-Q
period 2017-06-30
Proto Labs Inc
filed 2017-08-01
CIK 1443669

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,613,012 shares of Common Stock, par value $0.001 per share, were outstanding at July 27, 2017.

Proto Labs, Inc.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Proto Labs, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$99,196	$68,795
Short-term marketable securities	48,272	39,477
Accounts receivable, net of allowance for doubtful accounts of $522 and $442 as of June 30, 2017 and December 31, 2016, respectively	42,211	34,060
Inventory	9,327	9,310
Prepaid expenses and other current assets	5,915	5,697
Income taxes receivable	-	445
Total current assets	204,921	157,784
Property and equipment, net	146,364	139,474
Goodwill	28,916	28,916
Other intangible assets, net	2,367	2,655
Long-term marketable securities	69,435	84,479
Other long-term assets	2,650	933
Total assets	$454,653	$414,241

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$14,147	$11,322
Accrued compensation	10,990	7,670
Accrued liabilities and other	4,530	4,435
Income taxes payable	1,383	-
Total current liabilities	31,050	23,427
Long-term deferred tax liabilities	8,613	7,003
Other long-term liabilities	4,186	3,978
Total liabilities	43,849	34,408

Shareholders' equity
Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding 0 shares as of each of June 30, 2017 and December 31, 2016	-	-
Common stock, $0.001 par value, authorized 150,000,000 shares; issued and outstanding 26,586,152 and 26,504,868 shares as of June 30, 2017 and December 31, 2016, respectively	27	26
Additional paid-in capital	220,975	213,857
Retained earnings	197,206	176,703
Accumulated other comprehensive loss	(7,404)	(10,753)
Total shareholders' equity	410,804	379,833
Total liabilities and shareholders' equity	$454,653	$414,241

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Comprehensive Income
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Statements of Operations:
Revenue	$82,040	$74,961	$162,207	$147,529
Cost of revenue	35,671	32,715	70,565	65,629
Gross profit	46,369	42,246	91,642	81,900
Operating expenses
Marketing and sales	14,630	11,453	27,617	22,395
Research and development	6,084	5,816	11,907	11,134
General and administrative	9,253	10,126	18,034	18,377
Total operating expenses	29,967	27,395	57,558	51,906
Income from operations	16,402	14,851	34,084	29,994
Other income, net	1,173	1,092	1,488	1,717
Income before income taxes	17,575	15,943	35,572	31,711
Provision for income taxes	5,489	5,252	11,286	10,358
Net income	$12,086	$10,691	$24,286	$21,353

Net income per share:
Basic	$0.46	$0.41	$0.91	$0.81
Diluted	$0.45	$0.40	$0.91	$0.80

Shares used to compute net income per share:
Basic	26,541,978	26,368,001	26,554,262	26,295,074
Diluted	26,649,152	26,561,148	26,710,217	26,526,629

Comprehensive Income (net of tax)
Comprehensive income	$14,250	$8,547	$27,635	$19,953

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2017	2016

Operating activities
Net income	$24,286	$21,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,700	8,147
Stock-based compensation expense	3,958	3,541
Deferred taxes	1,608	403
Loss on impairment of assets	-	455
Amortization of held-to-maturity securities	592	590
Other	77	(1,095)
Changes in operating assets and liabilities:
Accounts receivable	(6,914)	1,201
Inventories	175	(187)
Prepaid expenses and other	(775)	(1,146)
Income taxes	1,769	5,984
Accounts payable	2,534	(1,368)
Accrued liabilities and other	3,417	600
Net cash provided by operating activities	39,427	38,478

Investing activities
Purchases of property and equipment	(13,301)	(22,416)
Purchases of marketable securities	(20,037)	(38,304)
Proceeds from maturities of marketable securities	25,194	28,759
Purchases of other investments	(514)	-
Net cash used in investing activities	(8,658)	(31,961)

Financing activities
Acquisition-related contingent consideration	-	(400)
Proceeds from exercises of stock options and other	3,791	3,729
Repurchases of common stock	(4,410)	-
Net cash (used in) provided by financing activities	(619)	3,329
Effect of exchange rate changes on cash and cash equivalents	251	(168)
Net increase in cash and cash equivalents	30,401	9,678
Cash and cash equivalents, beginning of period	68,795	47,653
Cash and cash equivalents, end of period	$99,196	$57,331

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

Note 2 – Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

During the first quarter of 2017, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-09, Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, and classification in the statement of cash flows. As a result of the adoption, the amount in excess tax benefits from stock-based compensation is recorded in our provision for income taxes. For the three and six months ended June 30, 2017, the amount recorded in the provision for income taxes was $0.1 million and $0.2 million, respectively. Historically, these amounts were recorded as additional paid-in capital as required by the accounting pronouncements in force during the periods presented. In addition, for each period presented, cash flows related to excess tax benefits are now classified as an operating activity along with other income tax cash flows. Retrospective application of the cash flow presentation requirements resulted in an increase to net cash provided by operations and a decrease to net cash provided by financing activities of $1.9 million for the six months ended June 30, 2016.

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

On July 9, 2015, the FASB voted to approve a deferral of the effective date of ASU 2014-09 by one year to December 15, 2017 for annual reporting periods beginning after that date. The Company expects to adopt the new revenue standard using the modified retrospective approach. As of June 30, 2017, the Company has identified revenue streams and continues to review individual contracts. Based on this review, the Company expects to recognize revenue over time for the majority of contracts. While the Company is still evaluating the impact of the amended guidance, it does not expect the impact to the timing or amount of revenue recognized to be material. The Company expects to quantify and disclose the expected impact, if any, of adopting this amended guidance in its Annual Report on Form 10-K for the year ending December 31, 2017.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other, which is intended to simplify the subsequent measurement of goodwill. This guidance will be effective for impairment tests in fiscal years beginning after December 15, 2019 and interim periods within those fiscal years with early adoption permitted. The Company is evaluating the impact of future adoption of this guidance on its consolidated financial statements, but does not expect the impact to be material.

In January 2017, the FASB issued ASU 2017-01, Business Combinations, which is intended to clarify the definition of a business to assist with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. This guidance will be effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years with early adoption permitted. The Company is evaluating the impact of the future adoption of this guidance on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation, which is intended to provide clarity and reduce diversity in practice as well as cost and complexity when applying the guidance to a change to the terms or conditions of a share-based payment award. This guidance will be effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years with early adoption permitted. The Company is evaluating the impact of the future adoption of this guidance on its consolidated financial statements.

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

The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share amounts)	2017	2016	2017	2016
Net income	$12,086	$10,691	$24,286	$21,353

Basic - weighted-average shares outstanding:	26,541,978	26,368,001	26,554,262	26,295,074
Effect of dilutive securities:
Employee stock options and other	107,174	193,147	155,955	231,555
Diluted - weighted-average shares outstanding:	26,649,152	26,561,148	26,710,217	26,526,629
Net income per share:
Basic	$0.46	$0.41	$0.91	$0.81
Diluted	$0.45	$0.40	$0.91	$0.80

Note 4 – Goodwill and Other Intangible Assets

There were no changes in the carrying amount of Goodwill during the three and six months ended June 30, 2017.

Intangible Assets other than Goodwill at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017			December 31, 2016			Useful	Weighted Average Useful Life
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Life (in years)	Remaining (in years)
Intangible Assets with finite lives:
Marketing assets	$930	$(295)	$635	$930	$(248)	$682	10.0	6.8
Non-compete agreement	190	(190)	-	190	(190)	-	2.0	-
Trade secrets	250	(158)	92	250	(133)	117	5.0	1.8
Internally developed software	680	(680)	-	680	(604)	76	3.0	-
Customer relationships	2,530	(890)	1,640	2,530	(750)	1,780	9.0	5.8
Total intangible assets	$4,580	$(2,213)	$2,367	$4,580	$(1,925)	$2,655

Amortization expense for intangible assets was $0.1 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively, and $0.3 million and $0.4 million for the six months ended June 30, 2017 and 2016, respectively.

Estimated aggregated amortization expense based on the current carrying value of the amortizable intangible assets is as follows:

(in thousands)	Estimated Amortization Expense
Remaining 2017	$212
2018	424
2019	391
2020	374
2021	374
Thereafter	592
Total estimated amortization expense	$2,367

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

The following table summarizes financial assets as of June 30, 2017 and December 31, 2016 measured at fair value on a recurring basis:

	June 30, 2017			December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents
Money market mutual fund	$16,655	$-	$-	$11,771	$-	$-
Total	$16,655	$-	$-	$11,771	$-	$-

Note 6 – Marketable Securities

The Company invests in short-term and long-term agency, municipal, corporate and other debt securities. The securities are categorized as held-to-maturity and are recorded at amortized cost. Categorization as held-to-maturity is based on the Company’s ability and intent to hold these securities to maturity. Information regarding the Company’s short-term and long-term marketable securities as of June 30, 2017 and December 31, 2016 is as follows:

	June 30, 2017
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. municipal securities	$38,522	$22	$(59)	$38,485
Corporate debt securities	33,899	2	(98)	33,803
U.S. government agency securities	38,349	-	(136)	38,212
Certificates of deposit/time deposits	6,937	3	(26)	6,914
Total marketable securities	$117,707	$27	$(319)	$117,415

	December 31, 2016
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. municipal securities	$46,578	$1	$(187)	$46,392
Corporate debt securities	38,490	2	(147)	38,345
U.S. government agency securities	31,706	1	(141)	31,566
Certificates of deposit/time deposits	7,182	12	(22)	7,172
Total marketable securities	$123,956	$16	$(497)	$123,475

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

The June 30, 2017 balance of held-to-maturity debt securities by contractual maturity is shown in the following table at amortized cost. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

June 30,
(in thousands)	2017
Due in one year or less	$48,272
Due after one year through five years	69,435
Total marketable securities	$117,707

Note 7 – Inventory

Inventory consists primarily of raw materials, which are recorded at the lower of cost or market using the average-cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.

The Company’s inventory consisted of the following as of the dates indicated:

	June 30,	December 31,
(in thousands)	2017	2016
Raw materials	$8,357	$8,057
Work in process	1,356	1,531
Total inventory	9,713	9,588
Allowance for obsolescence	(386)	(278)
Inventory, net of allowance	$9,327	$9,310

Note 8 – Stock-Based Compensation

Under the Company’s 2012 Long-Term Incentive Plan, as amended (the 2012 Plan), the Company has the ability to grant stock options, stock appreciation rights (SARs), restricted stock, restricted stock units, other stock-based awards and cash incentive awards. Awards under the 2012 Plan have a maximum term of ten years from the date of grant. The compensation committee may provide that the vesting or payment of any award will be subject to the attainment of specified performance measures in addition to the satisfaction of any continued service requirements and the compensation committee will determine whether such measures have been achieved. The per-share exercise price of stock options and SARs granted under the 2012 Plan generally may not be less than the fair market value of a share of our common stock on the date of the grant.

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

Stock-Based Compensation Expense

Stock-based compensation expense was $2.2 million and $1.8 million for the three months ended June 30, 2017 and 2016, respectively, and $4.0 million and $3.5 million for the six months ended June 30, 2017 and 2016, respectively.

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2017:

		Weighted-
		Average
	Stock Options	Exercise Price
Options outstanding at December 31, 2016	569,639	$45.00
Granted	43,095	58.35
Exercised	(88,114)	31.71
Forfeited	(16,943)	58.17
Options outstanding at June 30, 2017	507,677	$48.00

Exercisable at June 30, 2017	318,140	$40.42

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

The weighted-average grant date fair value of options that were granted during the six months ended June 30, 2017 was $27.57.

The following table provides the assumptions used in the Black-Scholes pricing model valuation of options during the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
Risk-free interest rate	2.24%	1.53	-	1.68%
Expected life (years)	6.50		6.50
Expected volatility	44.68%	44.38	-	45.93%
Expected dividend yield	0%		0%

As of June 30, 2017, there was $4.8 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.0 years.

Restricted Stock

Restricted stock awards are share-settled awards and restrictions lapse ratably over the vesting period, which is generally a five-year period, beginning on the first anniversary of the grant date, subject to the employee's continuing service to the Company. For directors, restrictions generally lapse in full on the first anniversary of the grant date.

The following table summarizes restricted stock activity during the six months ended June 30, 2017:

	Restricted	Weighted- Average Grant Date Fair Value
	Stock	Per Share
Restricted stock at December 31, 2016	215,105	$62.78
Granted	197,649	61.60
Restrictions lapsed	(55,139)	63.61
Forfeited	(9,570)	63.76
Restricted stock at June 30, 2017	348,045	$61.95

As of June 30, 2017, there was $20.4 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 4.0 years.

Performance Stock

PSUs are expressed in terms of a target number of PSUs, with anywhere between 0 percent and 150 percent of that target number capable of being earned and vesting at the end of a three-year performance period depending on the Company’s performance in the final year of the performance period and the award recipient’s continued employment. As of June 30, 2017, the Company is accruing stock-based compensation expense for the PSUs at 100 percent.

The following table summarizes performance stock activity during the six months ended June 30, 2017:

Weighted-
Average
Grant Date
	Performance	Fair Value
	Stock	Per Share
Performance stock at December 31, 2016	-	$-
Granted	25,707	58.35
Restrictions lapsed	-	-
Forfeited	-	-
Performance stock at June 30, 2017	25,707	$58.35

Employee Stock Purchase Plan

The following table presents the assumptions used to estimate the fair value of the ESPP during the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017			2016
Risk-free interest rate	0.59%	-	0.97%	0.39	-	0.56%
Expected life (months)		6.00			6.00
Expected volatility	34.51%	-	39.51%	29.41	-	49.13%
Expected dividend yield		0%			0%

Note 9 – Accumulated Other Comprehensive Loss

Other comprehensive loss is comprised entirely of foreign currency translation adjustments. The following table presents the changes in accumulated other comprehensive loss balances during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Foreign currency translation adjustments
Balance at beginning of period	$(9,568)	$(4,468)	$(10,753)	$(5,212)
Other comprehensive income (loss) before reclassifications	2,164	(2,144)	3,349	(1,400)
Amounts reclassified from accumulated other comprehensive income	-	-	-	-
Net current-period other comprehensive income (loss)	2,164	(2,144)	3,349	(1,400)
Balance at end of period	$(7,404)	$(6,612)	$(7,404)	$(6,612)

Note 10 – Income Taxes

The Company is subject to income tax in multiple jurisdictions and the use of estimates is required to determine the provision for income taxes. For the three months ended June 30, 2017 and 2016, the Company recorded an income tax provision of $5.5 million and $5.3 million, respectively. For the six months ended June 30, 2017 and 2016, the Company recorded an income tax provision of $11.3 million and $10.4 million, respectively. The income tax provision is based on the estimated annual effective tax rate for the year applied to pre-tax income. The effective income tax rate for the three months ended June 30, 2017 was 31.2 percent compared to 32.9 percent in the same period of the prior year. The effective income tax rate for the six months ended June 30, 2017 was 31.7 percent compared to 32.7 percent in the same period of the prior year.

The effective income tax rate for the three and six months ended June 30, 2017 differs from the U.S. federal statutory rate of 35.0 percent due primarily to the mix of income earned in domestic and foreign tax jurisdictions and deductions for which the Company qualifies.

The Company had reserves against unrecognized tax benefits totaling $4.0 million and $3.8 million at June 30, 2017 and December 31, 2016, respectively, all of which, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and penalties related to income tax matters in income tax expense, and reports the liability in current or long-term income taxes payable as appropriate.

Note 11 – Segment Reporting

The Company’s reportable segments are based on the internal reporting used by the Company’s Chief Executive Officer, who is the chief operating decision maker (CODM), to assess operating performance and make decisions about the allocation of resources. The Corporate Unallocated and Japan category includes non-reportable segments, as well as research and development and general and administrative costs that the Company does not allocate directly to its operating segments.

Intercompany transactions primarily relate to intercontinental activity and have been eliminated and are excluded from the reported amounts. The difference between income from operations and pre-tax income relates to foreign currency-related gains and losses and interest income on cash balances and investments, which are not allocated to business segments.

Revenue and income from operations by reportable segment for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Revenue:
United States	$63,353	$55,323	$123,529	$109,791
Europe	16,131	17,276	33,130	32,907
Japan	2,556	2,362	5,548	4,831
Total revenue	$82,040	$74,961	$162,207	$147,529

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Income from Operations:
United States	$25,723	$21,528	$50,069	$43,632
Europe	2,335	3,431	6,375	5,815
Corporate Unallocated and Japan	(11,656)	(10,108)	(22,360)	(19,453)
Total Income from Operations	$16,402	$14,851	$34,084	$29,994

Total long-lived assets at June 30, 2017 and December 31, 2016 were as follows:

	June 30,	December 31,
(in thousands)	2017	2016
Total long-lived assets:
United States	$110,078	$108,650
Europe	28,736	23,199
Japan	7,550	7,625
Total Assets	$146,364	$139,474

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

Our primary manufacturing product lines currently include Injection Molding, CNC Machining and 3D Printing. We continually seek to expand the range of sizes and geometric complexity of the parts we can make with these manufacturing processes, extend the variety of materials we are able to support and identify additional manufacturing processes to which we can apply our technology in order to better serve the evolving preferences and needs of product developers and engineers.

Injection Molding

Our Injection Molding product line uses our proprietary 3D CAD-to-CNC machining technology for the automated design and manufacture of thermoplastic or liquid silicone injection molds, which are then used to produce custom injection-molded parts utilizing commercially available equipment. Our Injection Molding product line is used for prototype, on-demand and short-run production. Prototype quantities typically range from 25 to 100 parts. Because we retain possession of the molds, customers who need low-volume production often come back to Proto Labs’ Injection Molding product line for additional quantities typically ranging up to 10,000 parts or more. They do so to support pilot production for product testing or while their tooling for high-volume production is being prepared, because they need on-demand manufacturing due to disruptions in their manufacturing process, because their product will only be released in a limited quantity, because demand for their product is unpredictable, or because they need end-of-life production support. These additional part orders typically occur on approximately half of the molds that we make, usually accounting for approximately half of our total Injection Molding revenue.

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

Key Financial Measures and Trends

Revenue

The Company’s operations are conducted in three geographic operating segments in the United States, Europe and Japan, which we believe are three of the largest geographic markets where product developers and engineers are located. Revenue within our United States and Europe markets is derived from our Injection Molding, CNC Machining and 3D Printing product lines. Revenue within our Japan market is derived from our Injection Molding and CNC Machining product lines. Our historical and current efforts to increase revenue have been directed at gaining new customers and selling to our existing customer base by:

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
●

expanding the breadth of manufacturing capabilities, for example, by adding rapid overmolding and insert molding technology to our Injection Molding product line and PolyJet technology to our 3D printing product line; and

●	adding a suite of capabilities designed to address the on-demand needs of the low-volume, high-mix product segment.

During the three months ended June 30, 2017, we served 16,174 unique product developers and engineers who purchased our products through our web-based customer interface, an increase of 18.8% over the same period in 2016. During the six months ended June 30, 2017, we served 24,255 unique product developers and engineers who purchased our products through our web-based customer interface, an increase of 19.3% over the same period in 2016. The information does not include 3D Printing and Injection Molding customers resulting from the Alphaform acquisition who do not utilize our web-based interface.

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

We define gross profit as our revenue less our cost of revenue, and we define gross margin as gross profit expressed as a percentage of revenue. Our gross profit and gross margin are affected by many factors, including our pricing, sales volume and manufacturing costs, the costs associated with increasing production capacity, the mix between sales by product line, the mix between domestic and foreign revenue sources, and foreign currency exchange rates.

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

	Three Months Ended June 30,				Change		Six Months Ended June 30,				Change
(dollars in thousands)	2017		2016		$	%	2017		2016		$	%
Revenue	$82,040	100.0%	$74,961	100.0%	$7,079	9.4	$162,207	100.0%	$147,529	100.0%	$14,678	9.9
Cost of revenue	35,671	43.5	32,715	43.6	2,956	9.0	70,565	43.5	65,629	44.5	4,936	7.5
Gross profit	46,369	56.5	42,246	56.4	4,123	9.8	91,642	56.5	81,900	55.5	9,742	11.9
Operating expenses:
Marketing and sales	14,630	17.8	11,453	15.2	3,177	27.7	27,617	17.0	22,395	15.2	5,222	23.3
Research and development	6,084	7.4	5,816	7.8	268	4.6	11,907	7.3	11,134	7.5	773	6.9
General and administrative	9,253	11.3	10,126	13.5	(873)	(8.6)	18,034	11.1	18,377	12.5	(343)	(1.9)
Total operating expenses	29,967	36.5	27,395	36.5	2,572	9.4	57,558	35.4	51,906	35.2	5,652	10.9
Income from operations	16,402	20.0	14,851	19.8	1,551	10.4	34,084	21.1	29,994	20.3	4,090	13.6
Other income (expense), net	1,173	1.4	1,092	1.5	81	7.4	1,488	0.9	1,717	1.2	(229)	(13.3)
Income before income taxes	17,575	21.4	15,943	21.3	1,632	10.2	35,572	22.0	31,711	21.5	3,861	12.2
Provision for income taxes	5,489	6.7	5,252	7.0	237	4.5	11,286	7.0	10,358	7.0	928	9.0
Net income	$12,086	14.7%	$10,691	14.3%	$1,395	13.0%	$24,286	15.0%	$21,353	14.5%	$2,933	13.7%

 Stock-based compensation expense included in the statements of operations data above for the three and six months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Stock options, restricted stock and performance stock	$2,077	$1,663	$3,643	$3,267
Employee stock purchase plan	164	146	315	274
Total stock-based compensation expense	$2,241	$1,809	$3,958	$3,541

Cost of revenue	$237	$154	$434	$284
Operating expenses:
Marketing and sales	338	213	607	491
Research and development	279	480	501	774
General and administrative	1,387	962	2,416	1,992
Total stock-based compensation expense	$2,241	$1,809	$3,958	$3,541

 Comparison of Three Months Ended June 30, 2017 and 2016

Revenue

Revenue by reportable segment and the related changes for the three months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,
	2017		2016		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
United States	$63,353	77.2%	$55,323	73.8%	$8,030	14.5%
Europe	16,131	19.7	17,276	23.0	(1,145)	(6.6)
Japan	2,556	3.1	2,362	3.2	194	8.3
Total revenue	$82,040	100.0%	$74,961	100.0%	$7,079	9.4%

Our revenue increased $7.1 million, or 9.4%, for the three months ended June 30, 2017 compared to the same period in 2016. By reportable segment, revenue in the United States increased $8.0 million, or 14.5%, revenue in Europe decreased $1.1 million, or 6.6%, and revenue in Japan increased $0.2 million, or 8.3%, in each case for the three months ended June 30, 2017 compared to the same period in 2016.

Our revenue growth during the three months ended June 30, 2017 was the result of an increase in the volume of the product developers and engineers we served through our web-based customer interface. During the three months ended June 30, 2017, we served 16,174 unique product developers and engineers through our web-based customer interface, an increase of 18.8% over the same period in 2016. The information does not include certain 3D Printing and Injection Molding customers resulting from the Alphaform acquisition who do not utilize our web-based interface.

Our revenue increases were primarily driven by increases in sales personnel and marketing activities. Our sales personnel focus on gaining new customer accounts and expanding the depth and breadth of existing customer accounts. Our marketing personnel focus on marketing activities that have proven to result in the greatest number of customer leads to support sales activity. International revenue was negatively impacted by $0.9 million during the three months ended June 30, 2017 when compared to the same period in 2016 as a result of foreign currency movements, primarily the strengthening of the United States dollar relative to the British pound.

Revenue by product line and the related changes for the three months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,
	2017		2016		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Injection Molding	$46,792	57.0%	$44,762	59.7%	$2,030	4.5%
CNC Machining	24,180	29.5	19,854	26.5	4,326	21.8
3D Printing	10,873	13.3	9,099	12.1	1,774	19.5
Other Revenue	195	0.2	1,246	1.7	(1,051)	(84.3)
Total revenue	$82,040	100.0%	$74,961	100.0%	$7,079	9.4%

By product line, our revenue growth was driven by a 4.5% increase in Injection Molding revenue, which was partially offset by our decision to discontinue Metal Injection Molding (MIM) and Magnesium Thixomolding (Thixo) during the second quarter of 2016, a 21.8% increase in CNC Machining revenue and a 19.5% increase in 3D Printing revenue, in each case for the three months ended June 30, 2017 compared to the same period in 2016, as well as a $1.1 million decrease in Other Revenue driven by our decision in 2016 to exit our non-core resin resale business in Europe.

 Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $3.0 million, or 9.0%, for the three months ended June 30, 2017 compared to the same period in 2016, which was slower than the rate of revenue increase of 9.4% for the three months ended June 30, 2017 compared to the same period in 2016 reflecting the realization of productivity improvements. The net increase in cost of revenue resulted from the growth of the business and was due to raw material and production cost increases of $0.3 million, an increase in direct labor headcount resulting in personnel and related cost increases of $2.6 million and equipment and facility-related cost increases of $0.1 million to support increased sales volumes.

Gross Profit and Gross Margin. Gross profit increased from $42.2 million, or 56.4% of revenue, in the three months ended June 30, 2016 to $46.4 million, or 56.5% of revenue, in the three months ended June 30, 2017. Gross profit increased primarily due to increases in revenue and realization of manufacturing productivity improvements, partially offset by the volume- and mix-related increase in cost of revenue as discussed above.

Operating Expenses, Other Income, net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expenses increased $3.2 million, or 27.7%, during the three months ended June 30, 2017 compared to the same period in 2016 due primarily to an increase in headcount resulting in personnel and related cost increases of $3.1 million as well as marketing program cost increases of $0.1 million.

Research and Development. Our research and development expenses increased $0.3 million, or 4.6%, during the three months ended June 30, 2017 compared to the same period in 2016 due to an increase in headcount resulting in personnel and related cost increases of $0.2 million and operating cost increases of $0.1 million.

General and Administrative. Our general and administrative expenses decreased $0.9 million, or 8.6%, during the three months ended June 30, 2017 compared to the same period in 2016 due to a decrease in administrative costs of $1.5 million and professional services cost decreases of $0.1 million, which were partially offset by an increase in compensation resulting in personnel and related cost increases of $0.3 million and stock based compensation cost increases of $0.4 million. The decrease in administrative costs was due to expenses recorded in 2016 related to our decisions to exit MIM and Thixo manufacturing processes and vacate existing facilities and move to new facilities in the U.S. and Japan.

Other Income, net. We recognized other income, net of $1.2 million for the three months ended June 30, 2017, an increase of $0.1 million when compared to other income, net of $1.1 million for the three months ended June 30, 2016. Other income, net increased primarily due to a $0.4 million favorable legal settlement in the second quarter of 2017 and an increase of $0.1 million in interest income on investments, which were partially offset by a decrease of $0.4 million in foreign currency gains.

Provision for Income Taxes. Our effective tax rate of 31.2% for the three months ended June 30, 2017 decreased 1.7% compared to 32.9% for the same period in 2016. The decrease in the effective tax rate is primarily due to changes in taxable income in our geographic regions in the quarter ended June 30, 2017 compared to the quarter ended June 30, 2016. Our income tax provision increased by $0.2 million to $5.5 million for the three months ended June 30, 2017 compared to our income tax provision of $5.3 million for the three months ended June 30, 2016.

Comparison of Six Months Ended June 30, 2017 and 2016

Revenue

Revenue by reportable segment and the related changes for the six months ended June 30, 2017 and 2016 was as follows:

	Six Months Ended June 30,
	2017		2016		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
United States	$123,529	76.2%	$109,791	74.4%	$13,738	12.5%
Europe	33,130	20.4	32,907	22.3	223	0.7
Japan	5,548	3.4	4,831	3.3	717	14.8
Total revenue	$162,207	100.0%	$147,529	100.0%	$14,678	9.9%

Our revenue increased $14.7 million, or 9.9%, for the six months ended June 30, 2017 compared to the same period in 2016. By reportable segment, revenue in the United States increased $13.7 million, or 12.5%, revenue in Europe increased $0.2 million, or 0.7%, and revenue in Japan increased $0.7 million, or 14.8%, in each case for the six months ended June 30, 2017 compared to the same period in 2016.

Our revenue growth during the six months ended June 30, 2017 was the result of an increase in the volume of the product developers and engineers we served through our web-based customer interface. During the six months ended June 30, 2017, we served 24,255 unique product developers and engineers through our web-based customer interface, an increase of 19.3% over the same period in 2016. The information does not include certain 3D Printing and Injection Molding customers resulting from the Alphaform acquisition who do not utilize our web-based interface.

Our revenue increases were primarily driven by increases in sales personnel and marketing activities. Our sales personnel focus on gaining new customer accounts and expanding the depth and breadth of existing customer accounts. Our marketing personnel focus on marketing activities that have proven to result in the greatest number of customer leads to support sales activity. International revenue was negatively impacted by $1.9 million during the six months ended June 30, 2017 when compared to the same period in 2016 as a result of foreign currency movements, primarily the strengthening of the United States dollar relative to the British pound.

Revenue by product line and the related changes for the six months ended June 30, 2017 and 2016 was as follows:

	Six Months Ended June 30,
	2017		2016		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Injection Molding	$94,708	58.4%	$87,931	59.6%	$6,777	7.7%
CNC Machining	46,152	28.5	38,729	26.3	7,423	19.2
3D Printing	20,958	12.9	18,209	12.3	2,749	15.1
Other Revenue	389	0.2	2,660	1.8	(2,271)	(85.4)
Total revenue	$162,207	100.0%	$147,529	100.0%	$14,678	9.9%

By product line, our revenue growth was driven by a 7.7% increase in Injection Molding revenue, which was partially offset by our decision to discontinue MIM and Thixo manufacturing processes during the second quarter of 2016, a 19.2% increase in CNC Machining revenue and a 15.1% increase in 3D Printing revenue, in each case for the six months ended June 30, 2017 compared to the same period in 2016, as well as a $2.3 million decrease in Other Revenue driven by our decision in 2016 to exit our non-core resin resale business in Europe.

 Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $4.9 million, or 7.5%, for the six months ended June 30, 2017 compared to the same period in 2016, which was slower than the rate of revenue increase of 9.9% for the six months ended June 30, 2017 compared to the same period in 2016 reflecting the realization of productivity improvements. The net increase in cost of revenue resulted from the growth of the business and was due to raw material and production cost increases of $0.9 million, an increase in direct labor headcount resulting in personnel and related cost increases of $3.6 million and equipment and facility-related cost increases of $0.4 million to support increased sales volumes.

Gross Profit and Gross Margin. Gross profit increased from $81.9 million, or 55.5% of revenues, in the six months ended June 30, 2016 to $91.6 million, or 56.5% of revenue, in the six months ended June 30, 2017. Gross profit increased primarily due to increases in revenue and realization of manufacturing productivity improvements, partially offset by the volume- and mix-related increase in cost of revenue as discussed above.

Operating Expenses, Other Income, net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expenses increased $5.2 million, or 23.3%, during the six months ended June 30, 2017 compared to the same period in 2016 due primarily to an increase in headcount resulting in personnel and related cost increases of $5.1 million as well as marketing program cost increases of $0.1 million.

Research and Development. Our research and development expenses increased $0.8 million, or 6.9%, during the six months ended June 30, 2017 compared to the same period in 2016 due to an increase in headcount resulting in personnel and related cost increases of $0.6 million and operating cost increases of $0.3 million, which were partially offset by a decrease in professional services cost of $0.1 million.

General and Administrative. Our general and administrative expenses decreased $0.3 million, or 1.9%, during the six months ended June 30, 2017 compared to the same period in 2016 due to a decrease in administrative costs of $1.3 million and professional services cost decreases of $0.1 million, which were partially offset by an increase in compensation resulting in personnel and related cost increases of $0.7 million and stock based compensation cost increases of $0.4 million. The decrease in administrative costs was due to expenses recorded in 2016 related to our decisions to exit MIM and Thixo manufacturing processes and vacate existing facilities and move to new facilities in the U.S. and Japan.

Other Income, net. We recognized other income, net of $1.5 million for the six months ended June 30, 2017, a decrease of $0.2 million when compared to other income, net of $1.7 million for the six months ended June 30, 2016. Other income, net decreased primarily due to a $0.9 million decrease in foreign currency gains, which was partially offset by a $0.4 million favorable legal settlement and a $0.3 million increase in interest income on investments.

Provision for Income Taxes. Our effective tax rate of 31.7% for the six months ended June 30, 2017 decreased 1.0% compared to 32.7% for the same period in 2016. The decrease in the effective tax rate is primarily due to changes in taxable income in our geographic regions in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Our income tax provision increased by $0.9 million to $11.3 million for the six months ended June 30, 2017 compared to our income tax provision of $10.4 million for the six months ended June 30, 2016.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows during the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
(dollars in thousands)	2017	2016
Net cash provided by operating activities	$39,427	$38,478
Net cash used in investing activities	(8,658)	(31,961)
Net cash (used in) provided by financing activities	(619)	3,329
Effect of exchange rates on cash and cash equivalents	251	(168)
Net increase in cash and cash equivalents	$30,401	$9,678

Sources of Liquidity

Historically, we have primarily financed our operations and capital expenditures through cash flow from operations. We had cash and cash equivalents of $99.2 million as of June 30, 2017, an increase of $30.4 million from December 31, 2016. The increase in our cash was primarily due to cash generated through operations and proceeds from maturities of marketable securities, which were partially offset by repurchases of common stock and investing activity.

Cash Flows from Operating Activities

Cash flows from operating activities were $39.4 million during the six months ended June 30, 2017 and primarily consisted of net income of $24.3 million, adjusted for certain non-cash items, including depreciation and amortization of $8.7 million, stock-based compensation expense of $4.0 million, deferred taxes of $1.6 million, amortization of held-to-maturity securities of $0.6 million and other adjustments of $0.1 million. Cash flows from operating activities increased $0.9 million during the six months ended June 30, 2017 compared to the same period in 2016, primarily due to increases in net income of $2.9 million, depreciation and amortization of $0.5 million driven by an increase in capital investments, an increase in deferred taxes of $1.2 million and an increase in other adjustments of $1.2 million primarily due to changes in foreign currency. These increases were partially offset by a decrease in changes in operating assets and liabilities of $4.9 million driven by general growth of the business and timing of cash receipts and payments.

Cash flows from operating activities of $38.5 million during the six months ended June 30, 2016 primarily consisted of net income of $21.4 million, adjusted for certain non-cash items, including depreciation and amortization of $8.1 million, stock-based compensation expense of $3.5 million, deferred taxes of $0.4 million, loss on impairment of assets of $0.5 million and amortization of held-to-maturity securities of $0.6 million, which were partially offset by other adjustments of $1.1 million.

Cash Flows from Investing Activities

Cash used in investing activities was $8.7 million during the six months ended June 30, 2017, consisting of $13.3 million for the purchases of property and equipment, $20.1 million for the purchases of marketable securities and $0.5 million for the purchases of other investments, which were partially offset by $25.2 million in proceeds from maturities of marketable securities.

Cash used in investing activities was $32.0 million during the six months ended June 30, 2016, consisting of $22.4 million for the purchases of property and equipment and $38.3 million for the purchases of marketable securities, which were partially offset by $28.7 million in proceeds from maturities and call redemptions of marketable securities.

Cash Flows from Financing Activities

Cash used in financing activities was $0.6 million during the six months ended June 30, 2017, consisting of repurchases of common stock of $4.4 million, which were partially offset by proceeds from exercises of stock options of $3.8 million.

Cash provided by financing activities was $3.3 million during the six months ended June 30, 2016, consisting of proceeds from exercises of stock options of $3.7 million, which were partially offset by $0.4 million for acquisition-related contingent consideration payments.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Critical Accounting Policies and Use of Estimates

We have adopted various accounting policies to prepare the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Our significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes in our significant accounting policies during the six months ended June 30, 2017.

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

We have not used forward contracts or currency borrowings to hedge our exposure to foreign currency risk. Foreign currency risk can be assessed by estimating the change in results of operations or financial position resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would generally not have a material impact on our financial position, but could have a material impact on our results of operations. We recognized foreign currency gains of $0.4 million and $0.3 million in the three and six months ended June 30, 2017, respectively. We recognized foreign currency gains of $0.8 million and $1.2 million in the three and six months ended June 30, 2016, respectively.

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

During the three months ended June 30, 2017, we repurchased 28,106 shares of our common stock at a total purchase price of $1.7 million under this program. The common stock repurchase does not obligate us to repurchase any dollar amount or number of shares. Common stock repurchase activity for the three months ended June 30, 2017 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)
April 1, 2017 through April 30, 2017	-	-	-	$47,340
May 1, 2017 through May 31, 2017	24,200	$62.33	24,200	$45,842
June 1, 2017 through June 30, 2017	3,906	$64.02	3,906	$45,592
	28,106	$62.65	28,106	$45,592

(1) Effective February 9, 2017 the Board of Directors authorized the repurchase of shares of the Company’s common stock from time to time on the open market or in privately negotiated purchases, at an aggregate purchase price of up to $50 million. The term of the program runs through December 31, 2021.

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

Proto Labs, Inc.

Date: August 1, 2017	/s/ Victoria M. Holt
Victoria M. Holt
President and Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2017	/s/ John A. Way
John A. Way
Chief Financial Officer (Principal Financial Officer)