Form 10-Q
period 2017-09-30
Proto Labs Inc
filed 2017-10-31
CIK 1443669

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,645,826 shares of Common Stock, par value $0.001 per share, were outstanding at October 24, 2017.

Proto Labs, Inc.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Proto Labs, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$119,283	$68,795
Short-term marketable securities	53,201	39,477
Accounts receivable, net of allowance for doubtful accounts of $568 and $442 as of September 30, 2017 and December 31, 2016, respectively	46,276	34,060
Inventory	9,789	9,310
Prepaid expenses and other current assets	6,280	5,697
Income taxes receivable	-	445
Total current assets	234,829	157,784
Property and equipment, net	153,512	139,474
Goodwill	28,916	28,916
Other intangible assets, net	2,261	2,655
Long-term marketable securities	55,351	84,479
Other long-term assets	2,701	933
Total assets	$477,570	$414,241

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$13,130	$11,322
Accrued compensation	11,366	7,670
Accrued liabilities and other	7,463	4,435
Income taxes payable	3,804	-
Total current liabilities	35,763	23,427
Long-term deferred tax liabilities	7,721	7,003
Other long-term liabilities	4,247	3,978
Total liabilities	47,731	34,408

Shareholders' equity
Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding 0 shares as of each of September 30, 2017 and December 31, 2016	-	-
Common stock, $0.001 par value, authorized 150,000,000 shares; issued and outstanding 26,631,444 and 26,504,868 shares as of September 30, 2017 and December 31, 2016, respectively	27	26
Additional paid-in capital	225,135	213,857
Retained earnings	210,426	176,703
Accumulated other comprehensive loss	(5,749)	(10,753)
Total shareholders' equity	429,839	379,833
Total liabilities and shareholders' equity	$477,570	$414,241

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Comprehensive Income
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Statements of Operations:
Revenue	$88,105	$78,173	$250,312	$225,702
Cost of revenue	38,793	33,448	109,358	99,077
Gross profit	49,312	44,725	140,954	126,625
Operating expenses
Marketing and sales	13,846	11,787	41,463	34,182
Research and development	5,877	5,976	17,784	17,110
General and administrative	10,222	10,020	28,256	28,397
Total operating expenses	29,945	27,783	87,503	79,689
Income from operations	19,367	16,942	53,451	46,936
Other income, net	291	625	1,779	2,342
Income before income taxes	19,658	17,567	55,230	49,278
Provision for income taxes	6,438	5,585	17,724	15,943
Net income	$13,220	$11,982	$37,506	$33,335

Net income per share:
Basic	$0.50	$0.45	$1.41	$1.27
Diluted	$0.49	$0.45	$1.40	$1.26

Shares used to compute net income per share:
Basic	26,617,349	26,416,041	26,600,174	26,334,738
Diluted	26,802,034	26,609,878	26,716,553	26,539,078

Comprehensive Income (net of tax)
Comprehensive income	$14,875	$11,828	$42,510	$31,781

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016

Operating activities
Net income	$37,506	$33,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,539	12,831
Stock-based compensation expense	6,159	5,260
Deferred taxes	715	495
Loss on impairment of assets	-	455
Amortization of held-to-maturity securities	851	881
Other	21	(1,381)
Changes in operating assets and liabilities:
Accounts receivable	(10,679)	(1,626)
Inventories	(188)	(203)
Prepaid expenses and other	(1,147)	(1,107)
Income taxes	4,158	8,114
Accounts payable	1,387	(2,043)
Accrued liabilities and other	6,678	3,131
Net cash provided by operating activities	59,000	58,142

Investing activities
Purchases of property and equipment	(24,164)	(30,981)
Purchases of marketable securities	(20,037)	(56,213)
Proceeds from maturities of marketable securities	34,090	45,907
Purchases of other investments	(514)	-
Net cash used in investing activities	(10,625)	(41,287)

Financing activities
Acquisition-related contingent consideration	-	(400)
Proceeds from exercises of stock options and other	5,749	4,168
Repurchases of common stock	(4,410)	-
Net cash provided by financing activities	1,339	3,768
Effect of exchange rate changes on cash and cash equivalents	774	(58)
Net increase in cash and cash equivalents	50,488	20,565
Cash and cash equivalents, beginning of period	68,795	47,653
Cash and cash equivalents, end of period	$119,283	$68,218

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

Note 2 – Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

During the first quarter of 2017, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-09, Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, and classification in the statement of cash flows. As a result of the adoption, the amount in excess tax benefits from stock-based compensation is recorded in our provision for income taxes. For the three and nine months ended September 30, 2017, the amount recorded in the provision for income taxes was $0.1 million and $0.3 million, respectively. Historically, these amounts were recorded as additional paid-in capital as required by the accounting pronouncements in force during the periods presented. In addition, for each period presented, cash flows related to excess tax benefits are now classified as an operating activity along with other income tax cash flows. Retrospective application of the cash flow presentation requirements resulted in an increase to net cash provided by operations and a decrease to net cash provided by financing activities of $2.0 million for the nine months ended September 30, 2016.

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

On July 9, 2015, the FASB voted to approve a deferral of the effective date of ASU 2014-09 by one year to December 15, 2017 for annual reporting periods beginning after that date. The Company expects to adopt the new revenue standard using the modified retrospective approach. As of September 30, 2017, the Company has identified revenue streams and has completed its review of individual contracts. Based on this review, the Company expects to recognize revenue over time for the majority of contracts. While the Company is still evaluating the impact of the amended guidance, preliminarily, it does not anticipate a material impact on its financial statements including the potential impact of additional disclosure requirements. The Company expects to quantify and disclose the expected impact, if any, of adopting this amended guidance in its Annual Report on Form 10-K for the year ending December 31, 2017.

In February 2016, the FASB issued ASU 2016-02, Leases, which introduces the balance sheet recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The guidance will be effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. The Company is evaluating the impact of the future adoption of this standard on its consolidated financial statements, but because the Company owns a majority of its buildings and significant assets it does not expect the impact to be material.

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

Note 3 – Net Income per Common Share

Basic net income per share is computed based on the weighted-average number of common shares outstanding. Diluted net income per share is computed based on the weighted-average number of common shares outstanding, increased by the number of additional shares that would have been outstanding had potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares. Potentially dilutive shares of common stock include stock options, restricted stock units and restricted stock awards granted under stock-based compensation plans and shares committed to be purchased under the employee stock purchase plan. Performance Stock Units are excluded from the calculation of dilutive potential common shares until the performance conditions have been satisfied.

The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share amounts)	2017	2016	2017	2016
Net income	$13,220	$11,982	$37,506	$33,335

Basic - weighted-average shares outstanding:	26,617,349	26,416,041	26,600,174	26,334,738
Effect of dilutive securities:
Employee stock options and other	184,685	193,837	116,379	204,340
Diluted - weighted-average shares outstanding:	26,802,034	26,609,878	26,716,553	26,539,078
Net income per share:
Basic	$0.50	$0.45	$1.41	$1.27
Diluted	$0.49	$0.45	$1.40	$1.26

Note 4 – Goodwill and Other Intangible Assets

There were no changes in the carrying amount of Goodwill during the three and nine months ended September 30, 2017.

Intangible Assets other than Goodwill at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017			December 31, 2016			Useful	Weighted Average Useful Life
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Life (in years)	Remaining (in years)
Intangible Assets with finite lives:
Marketing assets	$930	$(318)	$612	$930	$(248)	$682	10.0	6.6
Non-compete agreement	190	(190)	-	190	(190)	-	2.0	-
Trade secrets	250	(171)	79	250	(133)	117	5.0	1.6
Internally developed software	680	(680)	-	680	(604)	76	3.0	-
Customer relationships	2,530	(960)	1,570	2,530	(750)	1,780	9.0	5.6
Total intangible assets	$4,580	$(2,319)	$2,261	$4,580	$(1,925)	$2,655

Amortization expense for intangible assets was $0.1 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively, and $0.4 million and $0.5 million for the nine months ended September 30, 2017 and 2016, respectively.

Estimated aggregated amortization expense based on the current carrying value of the amortizable intangible assets is as follows:

(in thousands)	Estimated Amortization Expense
Remaining 2017	$106
2018	424
2019	391
2020	374
2021	374
Thereafter	592
Total estimated amortization expense	$2,261

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

The following table summarizes financial assets as of September 30, 2017 and December 31, 2016 measured at fair value on a recurring basis:

	September 30, 2017			December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents
Money market mutual fund	$26,187	$-	$-	$11,771	$-	$-
Total	$26,187	$-	$-	$11,771	$-	$-

Note 6 – Marketable Securities

The Company invests in short-term and long-term agency, municipal, corporate and other debt securities. The securities are categorized as held-to-maturity and are recorded at amortized cost. Categorization as held-to-maturity is based on the Company’s ability and intent to hold these securities to maturity. Information regarding the Company’s short-term and long-term marketable securities as of September 30, 2017 and December 31, 2016 is as follows:

	September 30, 2017
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. municipal securities	$35,388	$23	$(43)	$35,368
Corporate debt securities	29,841	3	(68)	29,776
U.S. government agency securities	37,866	-	(125)	37,741
Certificates of deposit/time deposits	5,456	1	(25)	5,432
Total marketable securities	$108,552	$27	$(261)	$108,318

	December 31, 2016
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. municipal securities	$46,578	$1	$(187)	$46,392
Corporate debt securities	38,490	2	(147)	38,345
U.S. government agency securities	31,706	1	(141)	31,566
Certificates of deposit/time deposits	7,182	12	(22)	7,172
Total marketable securities	$123,956	$16	$(497)	$123,475

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

The September 30, 2017 balance of held-to-maturity debt securities by contractual maturity is shown in the following table at amortized cost. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

September 30,
(in thousands)	2017
Due in one year or less	$53,201
Due after one year through five years	55,351
Total marketable securities	$108,552

Note 7 – Inventory

Inventory consists primarily of raw materials, which are recorded at the lower of cost or market using the average-cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.

The Company’s inventory consisted of the following as of the dates indicated:

	September 30,	December 31,
(in thousands)	2017	2016
Raw materials	$8,653	$8,057
Work in process	1,531	1,531
Total inventory	10,184	9,588
Allowance for obsolescence	(395)	(278)
Inventory, net of allowance	$9,789	$9,310

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

Stock-Based Compensation Expense

Stock-based compensation expense was $2.2 million and $1.7 million for the three months ended September 30, 2017 and 2016, respectively, and $6.2 million and $5.3 million for the nine months ended September 30, 2017 and 2016, respectively.

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2017:

		Weighted-
		Average
	Stock Options	Exercise Price
Options outstanding at December 31, 2016	569,639	$45.00
Granted	43,095	58.35
Exercised	(136,483)	34.82
Forfeited	(16,943)	58.17
Options outstanding at September 30, 2017	459,308	$48.79

Exercisable at September 30, 2017	270,705	$40.54

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

The weighted-average grant date fair value of options that were granted during the nine months ended September 30, 2017 was $27.57.

The following table provides the assumptions used in the Black-Scholes pricing model valuation of options during the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
Risk-free interest rate	2.24%	1.53	-	1.68%
Expected life (years)	6.50		6.50
Expected volatility	44.68%	44.38	-	45.93%
Expected dividend yield	0%		0%

As of September 30, 2017, there was $4.3 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.8 years.

Restricted Stock

Restricted stock awards are share-settled awards and restrictions lapse ratably over the vesting period, which is generally a five-year period, beginning on the first anniversary of the grant date, subject to the employee's continuing service to the Company. For directors, restrictions generally lapse in full on the first anniversary of the grant date.

The following table summarizes restricted stock activity during the nine months ended September 30, 2017:

		Weighted-
		Average
		Grant Date
	Restricted	Fair Value
	Stock	Per Share
Restricted stock at December 31, 2016	215,105	$62.78
Granted	197,649	61.60
Restrictions lapsed	(55,205)	63.62
Forfeited	(13,074)	63.51
Restricted stock at September 30, 2017	344,475	$61.94

As of September 30, 2017, there was $18.7 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 3.8 years.

Performance Stock

Performance Stock Units (PSUs) are expressed in terms of a target number of PSUs, with anywhere between 0 percent and 150 percent of that target number capable of being earned and vesting at the end of a three-year performance period depending on the Company’s performance in the final year of the performance period and the award recipient’s continued employment. As of September 30, 2017, the Company is accruing stock-based compensation expense for the PSUs at 100 percent.

The following table summarizes performance stock activity during the nine months ended September 30, 2017:

Weighted-
Average
Grant Date
	Performance	Fair Value
	Stock	Per Share
Performance stock at December 31, 2016	-	$-
Granted	25,707	58.35
Restrictions lapsed	-	-
Forfeited	-	-
Performance stock at September 30, 2017	25,707	$58.35

Employee Stock Purchase Plan

The following table presents the assumptions used to estimate the fair value of the ESPP during the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017			2016
Risk-free interest rate	0.59%	-	0.97%	0.39	-	0.56%
Expected life (months)		6.00			6.00
Expected volatility	34.51%	-	39.51%	29.41	-	49.13%
Expected dividend yield		0%			0%

Note 9 – Accumulated Other Comprehensive Loss

Other comprehensive income (loss) is comprised entirely of foreign currency translation adjustments. The following table presents the changes in accumulated other comprehensive loss balances during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Foreign currency translation adjustments
Balance at beginning of period	$(7,404)	$(6,612)	$(10,753)	$(5,212)
Other comprehensive income (loss) before reclassifications	1,655	(154)	5,004	(1,554)
Amounts reclassified from accumulated other comprehensive loss	-	-	-	-
Net current-period other comprehensive income (loss)	1,655	(154)	5,004	(1,554)
Balance at end of period	$(5,749)	$(6,766)	$(5,749)	$(6,766)

Note 10 – Income Taxes

The Company is subject to income tax in multiple jurisdictions and the use of estimates is required to determine the provision for income taxes. For the three months ended September 30, 2017 and 2016, the Company recorded an income tax provision of $6.4 million and $5.6 million, respectively. For the nine months ended September 30, 2017 and 2016, the Company recorded an income tax provision of $17.7 million and $15.9 million, respectively. The income tax provision is based on the estimated annual effective tax rate for the year applied to pre-tax income. The effective income tax rate for the three months ended September 30, 2017 was 32.8 percent compared to 31.8 percent in the same period of the prior year. The effective income tax rate for the nine months ended September 30, 2017 was 32.1 percent compared to 32.4 percent in the same period of the prior year.

The effective income tax rate for the three and nine months ended September 30, 2017 differs from the U.S. federal statutory rate of 35.0 percent due primarily to the mix of income earned in domestic and foreign tax jurisdictions and deductions for which the Company qualifies.

The Company had reserves against unrecognized tax benefits totaling $4.0 million and $3.8 million at September 30, 2017 and December 31, 2016, respectively, all of which, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and penalties related to income tax matters in income tax expense, and reports the liability in current or long-term income taxes payable as appropriate.

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

Revenue and income from operations by reportable segment for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Revenue:
United States	$67,490	$59,574	$191,019	$169,364
Europe	18,094	15,610	51,224	48,518
Japan	2,521	2,989	8,069	7,820
Total revenue	$88,105	$78,173	$250,312	$225,702

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Income from Operations:
United States	$26,903	$23,910	$76,973	$67,542
Europe	3,251	3,554	9,626	9,369
Corporate Unallocated and Japan	(10,787)	(10,522)	(33,148)	(29,975)
Total income from operations	$19,367	$16,942	$53,451	$46,936

Total long-lived assets at September 30, 2017 and December 31, 2016 were as follows:

	September 30,	December 31,
(in thousands)	2017	2016
Total long-lived assets:
United States	$113,784	$108,650
Europe	32,115	23,199
Japan	7,613	7,625
Total assets	$153,512	$139,474

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

  3D Printing

Our 3D Printing product line includes stereolithography (SL), selective laser sintering (SLS), direct metal laser sintering (DMLS), Multi Jet Fusion (MJF) and PolyJet processes, which offers customers a wide-variety of high-quality, precision rapid prototyping and low-volume production. These processes create parts with a high level of accuracy, detail, strength and durability. 3D Printing is well suited to produce small quantities, typically in the range of one to 50 parts.

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
●

offering additional product lines such as 3D Printing through our acquisition of FineLine Prototyping, Inc. in April 2014 and expanded through our acquisition of certain assets of Alphaform AG (Alphaform) in October 2015;

●	improving the usability of our product lines such as our web-centric applications;
●

expanding the breadth and scope of our products, for example, by adding more sizes and materials to our offerings such as liquid silicone rubber (LSR) in Injection Molding and lathe-turned parts in CNC Machining;

●

expanding the breadth of manufacturing capabilities, for example, by adding rapid overmolding and insert molding technology to our Injection Molding product line as well as PolyJet and Multi Jet Fusion technology to our 3D printing product line; and

●	adding a suite of capabilities designed to address the on-demand needs of the low-volume, high-mix product segment.

During the three months ended September 30, 2017, we served 16,909 unique product developers and engineers who purchased our products through our web-based customer interface, an increase of 18.5% over the same period in 2016. During the nine months ended September 30, 2017, we served 31,307 unique product developers and engineers who purchased our products through our web-based customer interface, an increase of 18.0% over the same period in 2016. The information does not include 3D Printing and Injection Molding customers resulting from the Alphaform acquisition who do not utilize our web-based interface.

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

	Three Months Ended September 30,				Change		Nine Months Ended September 30,				Change
(dollars in thousands)	2017		2016		$	%	2017		2016		$	%
Revenue	$88,105	100.0%	$78,173	100.0%	$9,932	12.7	$250,312	100.0%	$225,702	100.0%	$24,610	10.9
Cost of revenue	38,793	44.0	33,448	42.8	5,345	16.0	109,358	43.7	99,077	43.9	10,281	10.4
Gross profit	49,312	56.0	44,725	57.2	4,587	10.3	140,954	56.3	126,625	56.1	14,329	11.3
Operating expenses:
Marketing and sales	13,846	15.7	11,787	15.1	2,059	17.5	41,463	16.6	34,182	15.1	7,281	21.3
Research and development	5,877	6.7	5,976	7.6	(99)	(1.7)	17,784	7.1	17,110	7.6	674	3.9
General and administrative	10,222	11.6	10,020	12.8	202	2.0	28,256	11.3	28,397	12.6	(141)	(0.5)
Total operating expenses	29,945	34.0	27,783	35.5	2,162	7.8	87,503	35.0	79,689	35.3	7,814	9.8
Income from operations	19,367	22.0	16,942	21.7	2,425	14.3	53,451	21.3	46,936	20.8	6,515	13.9
Other income (expense), net	291	0.3	625	0.8	(334)	(53.4)	1,779	0.7	2,342	1.0	(563)	(24.0)
Income before income taxes	19,658	22.3	17,567	22.5	2,091	11.9	55,230	22.0	49,278	21.8	5,952	12.1
Provision for income taxes	6,438	7.3	5,585	7.2	853	15.3	17,724	7.1	15,943	7.0	1,781	11.2
Net income	$13,220	15.0%	$11,982	15.3%	$1,238	10.3%	$37,506	14.9%	$33,335	14.8%	$4,171	12.5%

Stock-based compensation expense included in the statements of operations data above for the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Stock options and restricted stock	$2,063	$1,553	$5,706	$4,820
Employee stock purchase plan	138	166	453	440
Total stock-based compensation expense	$2,201	$1,719	$6,159	$5,260

Cost of revenue	$263	$205	$698	$489
Operating expenses:
Marketing and sales	417	250	1,024	741
Research and development	295	309	796	1,084
General and administrative	1,226	955	3,641	2,946
Total stock-based compensation expense	$2,201	$1,719	$6,159	$5,260

 Comparison of Three Months Ended September 30, 2017 and 2016

Revenue

Revenue by reportable segment and the related changes for the three months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,
	2017		2016		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
United States	$67,490	76.6%	$59,574	76.2%	$7,916	13.3%
Europe	18,094	20.5	15,610	23.0	2,484	15.9
Japan	2,521	2.9	2,989	3.2	(468)	(15.7)
Total revenue	$88,105	100.0%	$78,173	100.0%	$9,932	12.7%

Our revenue increased $9.9 million, or 12.7%, for the three months ended September 30, 2017 compared to the same period in 2016. By reportable segment, revenue in the United States increased $7.9 million, or 13.3%, revenue in Europe increased $2.5 million, or 15.9%, and revenue in Japan decreased $0.5 million, or 15.7%, in each case for the three months ended September 30, 2017 compared to the same period in 2016.

Our revenue growth during the three months ended September 30, 2017 was the result of an increase in the volume of the product developers and engineers we served through our web-based customer interface. During the three months ended September 30, 2017, we served 16,909 unique product developers and engineers through our web-based customer interface, an increase of 18.5% over the same period in 2016. The information does not include certain 3D Printing and Injection Molding customers resulting from the Alphaform acquisition who do not utilize our web-based interface.

Our revenue increases were primarily driven by increases in sales personnel and marketing activities. Our sales personnel focus on gaining new customer accounts and expanding the depth and breadth of existing customer accounts. Our marketing personnel focus on marketing activities that have proven to result in the greatest number of customer leads to support sales activity. International revenue was positively impacted by $0.4 million during the three months ended September 30, 2017 when compared to the same period in 2016 as a result of foreign currency movements, primarily the strengthening of the Euro relative to the British Pound.

Revenue by product line and the related changes for the three months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,
	2017		2016		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Injection Molding	$49,480	56.2%	$46,445	59.4%	$3,035	6.5%
CNC Machining	27,166	30.8	21,781	27.9	5,385	24.7
3D Printing	11,102	12.6	9,850	12.6	1,252	12.7
Other Revenue	357	0.4	97	0.1	260	268.0
Total revenue	$88,105	100.0%	$78,173	100.0%	$9,932	12.7%

By product line, our revenue growth was driven by a 6.5% increase in Injection Molding revenue, a 24.7% increase in CNC Machining revenue and a 12.7% increase in 3D Printing revenue, as well as a $0.3 million increase in Other Revenue in each case for the three months ended September 30, 2017 compared to the same period in 2016.

 Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $5.3 million, or 16.0%, for the three months ended September 30, 2017 compared to the same period in 2016, which was faster than the rate of revenue increase of 12.7% for the three months ended September 30, 2017 compared to the same period in 2016. The increase in cost of revenue resulted from the growth of the business and was due to raw material and production cost increases of $1.9 million, an increase in direct labor headcount resulting in personnel and related cost increases of $3.1 million and equipment and facility-related cost increases of $0.3 million to support increased sales volumes.

Gross Profit and Gross Margin. Gross profit increased from $44.7 million, or 57.2% of revenue, in the three months ended September 30, 2016 to $49.3 million, or 56.0% of revenue, in the three months ended September 30, 2017. Gross profit increased primarily due to increases in revenue. Gross margin decreased due to the timing and mix of revenue, which impacted the increase in cost of revenue discussed above.

Operating Expenses, Other Income, net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expenses increased $2.1 million, or 17.5%, during the three months ended September 30, 2017 compared to the same period in 2016 due primarily to an increase in headcount resulting in personnel and related cost increases of $2.0 million as well as marketing program cost increases of $0.1 million.

Research and Development. Our research and development expenses decreased $0.1 million, or 1.7%, during the three months ended September 30, 2017 compared to the same period in 2016 due to general operating cost decreases of $0.1 million.

General and Administrative. Our general and administrative expenses increased $0.2 million, or 2.0%, during the three months ended September 30, 2017 compared to the same period in 2016 due to an increase in headcount resulting in personnel and related costs increase of $0.6 million and stock based compensation cost increases of $0.3 million, which were partially offset by decreases in administrative costs of $0.4 million and professional services cost decreases of $0.3 million. The decrease in administrative costs was due to expenses recorded in 2016 related to our decisions to vacate existing facilities and move to new facilities in the U.S. and Japan.

Other Income, net. We recognized other income, net of $0.3 million for the three months ended September 30, 2017, a decrease of $0.3 million compared to other income, net of $0.6 million for the three months ended September 30, 2016. Other income, net decreased primarily due to a decrease of $0.4 million in foreign currency gains, which were partially offset by an increase of $0.1 million in interest income on investments.

Provision for Income Taxes. Our effective tax rate of 32.8% for the three months ended September 30, 2017 increased 1.0% compared to 31.8% for the same period in 2016. The increase in the effective tax rate is primarily due to changes in taxable income in our geographic regions in the quarter ended September 30, 2017 compared to the quarter ended September 30, 2016. Our income tax provision increased by $0.8 million to $6.4 million for the three months ended September 30, 2017 compared to our income tax provision of $5.6 million for the three months ended September 30, 2016.

Comparison of Nine Months Ended September 30, 2017 and 2016

Revenue

Revenue by reportable segment and the related changes for the nine months ended September 30, 2017 and 2016 was as follows:

	Nine Months Ended September 30,
	2017		2016		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
United States	$191,019	76.3%	$169,364	75.0%	$21,655	12.8%
Europe	51,224	20.5	48,518	21.5	2,706	5.6
Japan	8,069	3.2	7,820	3.5	249	3.2
Total revenue	$250,312	100.0%	$225,702	100.0%	$24,610	10.9%

Our revenue increased $24.6 million, or 10.9%, for the nine months ended September 30, 2017 compared to the same period in 2016. By reportable segment, revenue in the United States increased $21.7 million, or 12.8%, revenue in Europe increased $2.7 million, or 5.6%, and revenue in Japan increased $0.2 million, or 3.2%, in each case for the nine months ended September 30, 2017 compared to the same period in 2016.

Our revenue growth during the nine months ended September 30, 2017 was the result of an increase in the volume of the product developers and engineers we served through our web-based customer interface. During the nine months ended September 30, 2017, we served 31,307 unique product developers and engineers through our web-based customer interface, an increase of 18.0% over the same period in 2016. The information does not include certain 3D Printing and Injection Molding customers resulting from the Alphaform acquisition who do not utilize our web-based interface.

Our revenue increases were primarily driven by increases in sales personnel and marketing activities. Our sales personnel focus on gaining new customer accounts and expanding the depth and breadth of existing customer accounts. Our marketing personnel focus on marketing activities that have proven to result in the greatest number of customer leads to support sales activity. International revenue was negatively impacted by $1.4 million during the nine months ended September 30, 2017 when compared to the same period in 2016 as a result of foreign currency movements, primarily the strengthening of the United States Dollar relative to the British Pound.

Revenue by product line and the related changes for the nine months ended September 30, 2017 and 2016 was as follows:

	Nine Months Ended September 30,
	2017		2016		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Injection Molding	$144,187	57.6%	$134,376	59.5%	$9,811	7.3%
CNC Machining	73,318	29.3	60,510	26.8	12,808	21.2
3D Printing	32,061	12.8	28,059	12.4	4,002	14.3
Other Revenue	746	0.3	2,757	1.3	(2,011)	(72.9)
Total revenue	$250,312	100.0%	$225,702	100.0%	$24,610	10.9%

By product line, our revenue growth was driven by a 7.3% increase in Injection Molding revenue, which includes headwind from our decision to discontinue MIM and Thixo manufacturing processes during the second quarter of 2016, a 21.2% increase in CNC Machining revenue and a 14.3% increase in 3D Printing revenue, as well as a $2.0 million decrease in Other Revenue driven by our decision in 2016 to exit our non-core resin resale business in Europe, in each case for the nine months ended September 30, 2017 compared to the same period in 2016.

 Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $10.3 million, or 10.4%, for the nine months ended September 30, 2017 compared to the same period in 2016, which was slower than the rate of revenue increase of 10.9% for the nine months ended September 30, 2017 compared to the same period in 2016 reflecting the realization of productivity improvements. The net increase in cost of revenue resulted from the growth of the business and was due to raw material and production cost increases of $2.8 million, an increase in direct labor headcount resulting in personnel and related cost increases of $6.8 million and equipment and facility-related cost increases of $0.7 million to support increased sales volumes.

Gross Profit and Gross Margin. Gross profit increased from $126.6 million, or 56.1% of revenues, in the nine months ended September 30, 2016 to $141.0 million, or 56.3% of revenue, in the nine months ended September 30, 2017. Gross profit increased primarily due to increases in revenue and realization of manufacturing productivity improvements, partially offset by the volume- and mix-related increase in cost of revenue as discussed above.

Operating Expenses, Other Income, net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expenses increased $7.3 million, or 21.3%, during the nine months ended September 30, 2017 compared to the same period in 2016 due primarily to an increase in headcount resulting in personnel and related cost increases of $7.1 million as well as marketing program cost increases of $0.2 million.

Research and Development. Our research and development expenses increased $0.7 million, or 3.9%, during the nine months ended September 30, 2017 compared to the same period in 2016 due to an increase in headcount resulting in personnel and related cost increases of $0.6 million and operating cost increases of $0.2 million, which were partially offset by a decrease in professional services cost of $0.1 million.

General and Administrative. Our general and administrative expenses decreased $0.1 million, or 0.5%, during the nine months ended September 30, 2017 compared to the same period in 2016 due to decreases in administrative costs of $1.7 million and professional services costs of $0.4 million, which were partially offset by an increase in headcount resulting in personnel and related cost increases of $1.3 million and stock based compensation cost increases of $0.7 million. The decrease in administrative costs was due to expenses recorded in 2016 related to our decisions to exit MIM and Thixo manufacturing processes and vacate existing facilities and move to new facilities in the U.S. and Japan.

Other Income, net. We recognized other income, net of $1.8 million for the nine months ended September 30, 2017, a decrease of $0.5 million when compared to other income, net of $2.3 million for the nine months ended September 30, 2016. Other income, net decreased primarily due to a $1.3 million decrease in foreign currency gains, which was partially offset by a $0.4 million favorable legal settlement and a $0.4 million increase in interest income on investments.

Provision for Income Taxes. Our effective tax rate of 32.1% for the nine months ended September 30, 2017 decreased 0.3% compared to 32.4% for the same period in 2016. The decrease in the effective tax rate is primarily due to changes in taxable income in our geographic regions in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Our income tax provision increased by $1.8 million to $17.7 million for the nine months ended September 30, 2017 compared to our income tax provision of $15.9 million for the nine months ended September 30, 2016.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows during the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
(dollars in thousands)	2017	2016
Net cash provided by operating activities	$59,000	$58,142
Net cash used in investing activities	(10,625)	(41,287)
Net cash provided by financing activities	1,339	3,768
Effect of exchange rates on cash and cash equivalents	774	(58)
Net increase in cash and cash equivalents	$50,488	$20,565

Sources of Liquidity

Historically, we have primarily financed our operations and capital expenditures through cash flow from operations. We had cash and cash equivalents of $119.3 million as of September 30, 2017, an increase of $50.5 million from December 31, 2016. The increase in our cash was primarily due to cash generated through operations and proceeds from maturities of marketable securities, which were partially offset by repurchases of common stock and investing activity.

Cash Flows from Operating Activities

Cash flows from operating activities were $59.0 million during the nine months ended September 30, 2017 and primarily consisted of net income of $37.5 million, adjusted for certain non-cash items, including depreciation and amortization of $13.5 million, stock-based compensation expense of $6.2 million, deferred taxes of $0.7 million and amortization of held-to-maturity securities of $0.9 million. Cash flows from operating activities increased $0.9 million during the nine months ended September 30, 2017 compared to the same period in 2016, primarily due to increases in net income of $4.2 million, depreciation and amortization of $0.7 million driven by an increase in capital investments, an increase in stock-based compensation expense of $0.9 million, an increase in deferred taxes of $0.2 million and an increase in other adjustments of $1.3 million primarily due to changes in foreign currency. These increases were partially offset by a decrease in loss on impairment of assets of $0.4 million and a decrease in changes in operating assets and liabilities of $6.0 million driven by general growth of the business and timing of cash receipts and payments.

Cash flows from operating activities of $58.1 million during the nine months ended September 30, 2016 and primarily consisted of net income of $33.3 million, adjusted for certain non-cash items, including depreciation and amortization of $12.8 million, stock-based compensation expense of $5.3 million, deferred taxes of $0.5 million, loss on impairment of assets of $0.5 million and amortization of held-to-maturity securities of $0.9 million, which were partially offset by other adjustments of $1.3 million.

Cash Flows from Investing Activities

Cash used in investing activities was $10.6 million during the nine months ended September 30, 2017, consisting of $24.2 million for the purchases of property and equipment, $20.0 million for the purchases of marketable securities and $0.5 million for the purchases of other investments, which were partially offset by $34.1 million in proceeds from maturities of marketable securities.

Cash used in investing activities was $41.3 million during the nine months ended September 30, 2016, consisting of $31.0 million for the purchases of property and equipment and $56.2 million for the purchases of marketable securities, which were partially offset by $45.9 million in proceeds from maturities of marketable securities.

Cash Flows from Financing Activities

Cash provided by financing activities was $1.3 million during the nine months ended September 30, 2017, consisting of proceeds from exercises of stock options of $5.7 million, which were partially offset by repurchases of common stock of $4.4 million.

Cash provided by financing activities was $3.7 million during the nine months ended September 30, 2016, consisting of proceeds from exercises of stock options of $4.1 million, which were partially offset by $0.4 million for acquisition-related contingent consideration payments.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Critical Accounting Policies and Use of Estimates

We have adopted various accounting policies to prepare the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Our significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes in our significant accounting policies during the nine months ended September 30, 2017.

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

We have not used forward contracts or currency borrowings to hedge our exposure to foreign currency risk. Foreign currency risk can be assessed by estimating the change in results of operations or financial position resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would generally not have a material impact on our financial position, but could have a material impact on our results of operations. We recognized foreign currency losses of $0.1 million in the three months ended September 30, 2017 and foreign currency gains of $0.3 million in the nine months ended September 30, 2017, respectively. We recognized foreign currency gains of $0.4 million and $1.6 million in the three and nine months ended September 30, 2016, respectively.

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

During the three months ended September 30, 2017, we did not repurchase shares of our common stock.

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

Proto Labs, Inc.

Date: October 31, 2017	/s/ Victoria M. Holt
Victoria M. Holt
President and Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2017	/s/ John A. Way
John A. Way
Chief Financial Officer (Principal Financial Officer)