Form 10-K
period 2017-12-31
Proto Labs Inc
filed 2018-02-23
CIK 1443669

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of June 30, 2017 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $1.8 billion.

As of February 14, 2018, there were 26,901,193 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2018 Annual Meeting of Shareholders are incorporated by reference to Part III of this Annual Report on Form 10-K.

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

PART I

Item 1. Business

Overview

Proto Labs, Inc. was incorporated in Minnesota in 1999. The terms “Proto Labs,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Proto Labs, Inc. and its subsidiaries. We are the world’s largest and fastest digital manufacturer of custom prototypes and on-demand production parts. Our mission is to help companies accelerate product development, reduce risk, and optimize supply chains by providing quality prototyping and on-demand manufacturing services at unprecedented speeds. Our automated quoting and manufacturing systems allow us to produce commercial-grade plastic, metal, and liquid silicone rubber parts within days. We manufacture prototype and low volume production parts for companies worldwide, who are under increasing pressure to bring their finished products to market faster than their competition. We utilize injection molding, computer numerical control (CNC) machining, 3D printing and sheet metal fabrication to manufacture custom parts for our customers. Our proprietary technology eliminates most of the time-consuming and expensive skilled labor conventionally required to quote and manufacture parts. Our customers conduct nearly all of their business with us over the Internet. We target our products to the millions of product developers and engineers who use three-dimensional computer-aided design (3D CAD) software to design products across a diverse range of end-markets. We have established our operations in the United States, Europe and Japan, which we believe are three of the largest geographic markets where these product developers and engineers are located. We believe our use of advanced technology enables us to offer significant advantages at competitive prices to many customers and is the primary reason we have become a leading supplier of custom parts.

We believe custom parts manufacturing has historically been an underserved market due to the inefficiencies inherent in the quotation, equipment set-up and non-recurring engineering processes required to produce custom parts. Our customers typically order short run custom parts for a variety of reasons, including:

●	they need a prototype to confirm the form, fit and function of one or more components of a product under development;
●	they need an initial supply of parts to support pilot production for testing of a product;
●	they need an initial supply of parts to support production while their high-volume production mold is being prepared;
●	they need to meet their customers' variable demand for custom parts in a competitive timeframe;
●	their product will only be released in a limited quantity; or
●	they need to support end-of-life production in a cost-effective manner.

In each of these instances, we believe our solution provides product developers, engineers, and supply chains with an exceptional combination of speed, quality, competitive pricing, ease of use and reliability that they typically cannot find among conventional custom parts manufacturers. Our technology enables us to ship parts as soon as the same day after receipt of a customer’s design submission.

Our primary manufacturing product lines currently include Injection Molding, CNC Machining, 3D Printing and Sheet Metal. We continually seek to expand the range of size and geometric complexity of the parts we can make with these processes, to extend the variety of materials we are able to support and to identify additional manufacturing processes to which we can apply our technology in order to better serve the evolving preferences and needs of product developers and engineers.

We have experienced significant growth since our inception in 1999. We have grown our total revenue from $163.1 million in 2013 to $344.5 million in 2017. We have grown our income from operations from $51.3 million in 2013 to $72.2 million in 2017.

Our increases in revenue and income from operations can be attributed to expanding our customer base, broadening our parts envelope, and launching new manufacturing technologies. We were founded in 1999 with plastic injection molding, and have expanded our product lines over the years by the introduction of:

●	CNC machining in 2007;
●	liquid silicon rubber (LSR) and lathe manufacturing processes that expanded the breadth and scope of our injection molding and CNC machining product lines in 2014;
●

3D printing, including stereolithography (SL), selective laser sintering (SLS), and direct metal laser sintering (DMLS), through our acquisition of FineLine Prototyping, Inc. (FineLine) in 2014 and expanded through our acquisition of certain assets of Alphaform AG (Alphaform) in 2015;

●	rapid overmolding technology in 2016 and insert molding technology in 2017, both of which expanded the breadth of our manufacturing capabilities in our Injection Molding product line;
●	PolyJet and Multi Jet Fusion (MJF) in 2017, which expanded the processes with which we produce 3D printed parts;

●	injection molding commercial offerings tailored to on-demand manufacturing customers in 2017;
●	sheet metal fabrication capability through our acquisition of RAPID Manufacturing Group, LLC (RAPID) in 2017; and
●	expanded CNC machining capabilities for larger and more complex parts through our acquisition of RAPID in 2017.

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

Early in the product development process, 3D printing processes such as SL and PolyJet can be used to quickly produce an approximate physical representation of a part, but these representations may not meet product developers’ and engineers’ requirements for material properties. As an alternative, injection molding, CNC machining, sheet metal, and 3D printing processes such as SLS, DMLS, and MJF can be used to produce low volumes of high-quality custom parts in either metal or plastic. For follow-on functional testing, market evaluation and production runs, parts are typically manufactured using injection molding, CNC machining and sheet metal fabrication.

Our Solution

We have developed proprietary software and advanced manufacturing processes that automate much of the skilled labor conventionally required in quoting, production engineering and manufacturing of custom parts. We believe our interactive web-based interface and highly automated processes address the desires of many product developers and engineers for a fast, efficient and cost-effective means to obtain custom parts, and are the primary reasons we have become a leading supplier of custom parts.

Key elements of our solution include:

Sophisticated Technology that Reduces Turnaround Time

Our digital model is centered on our web-based interface and proprietary software, which automate many of the manual and time-consuming processes typically required to obtain custom parts from conventional suppliers. Our platform automates many aspects of the entire process from design submission through manufacturability analysis and feedback, quotation, order submission, mold design, tool path generation, mold or part manufacture and digital inspection. To utilize our platform, a prospective customer uploads a 3D CAD file of their required part through our website. Often within minutes of design submission, our software analyzes the design, assesses the manufacturability of the design and our ability to make the part, and returns a firm price quotation with any recommendations for design modifications. Many of our customers find this analysis particularly helpful, as it diagnoses and prevents potential problems prior to manufacturing. We can also provide a flow analysis to identify design flaws that limit the ability to manufacture a quality part.

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

Scale to Process Large Numbers of Unique Part Designs

Our proprietary, highly scalable quoting technology addresses the manual processes conventionally involved in submitting a design, analyzing its manufacturability, making design revision recommendations and generating price quotations. This enables us to quickly analyze high volumes of 3D CAD part design submissions and provide feedback to our prospective product developer and engineer customers. In 2017 alone, we generated quotations for over 800,000 design submissions. Our proprietary manufacturing automation technology is also highly scalable, enabling us to process large numbers of unique designs and, combined with our manufacturing processes, efficiently and effectively manufacture high volumes of parts to meet the needs of product developers and engineers.

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

 Attractive Custom Pricing

Based on internal market research, we believe we generally have competitive pricing on custom orders. We believe this, combined with speed, is a direct result of our technology and the efficiency of our operations, both of which were designed specifically for lower volume runs of custom parts production. By limiting these costs, we can typically offer attractive pricing not normally possible in the low volume, high mix custom parts market, and as a result, we can typically offer product developers and engineers competitive prices on custom manufactured parts.

Our Product Lines

Our Injection Molding, CNC Machining, 3D Printing and Sheet Metal product lines offer many product developers and engineers the ability to quickly and efficiently outsource their quick-turn custom parts manufacturing. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the historical revenue generated by each of Injection Molding, CNC Machining, 3D Printing and Sheet Metal.

Injection Molding

Our Injection Molding product line uses our 3D CAD-to-CNC machining technology for the automated design and manufacture of molds, which are then used to produce custom plastic and liquid silicone rubber injection-molded parts and over-molded and insert-molded injection-molded parts on commercially available equipment. Our Injection Molding product line works best for on-demand production, bridge tooling, pilot runs and functional prototyping. Our affordable aluminum molds and quick turnaround times help reduce design risk and limit overall production costs for product developers and engineers. Prototype quantities typically range from 25 to 100 parts. Because we retain possession of the molds, customers who need short-run production often come back to Proto Labs’ Injection Molding product line for additional quantities. They do so to support pilot production for product testing, while their tooling for high-volume production is being prepared, because they need on-demand manufacturing due to disruptions in their manufacturing process, because their product requires limited annual quantity or because they need end-of-life production support. In 2017, we launched an on-demand manufacturing injection molding service. This service utilizes our existing processes, but is designed to fulfill the needs of customers with on-going production needs, typically in annual volumes of less than 10,000 parts.

CNC Machining

Our CNC Machining product line uses commercially available CNC machines to offer milling and turning. CNC milling is a manufacturing process that cuts plastic and metal blocks into one or more custom parts based on the 3D CAD model uploaded by the product developer or engineer. CNC turning with live tooling combines both lathe and mill capabilities to machine parts with cylindrical features from metal rod stock. Our efficiencies derive from the automation of the programming of these machines and a proprietary fixturing process. Quick-turn CNC machining works best for prototyping, form and fit testing, jigs and fixtures and functional components for end-use applications. The CNC Machining product line is well suited to produce small quantities, typically in the range of one to 200 parts.

3D Printing

Our 3D Printing product line includes SL, SLS, DMLS, MJF and PolyJet processes, which offers customers a wide-variety of high-quality, precision rapid prototyping and low volume production. These processes create parts with a high level of accuracy, detail, strength and durability. Industrial 3D Printing is best suited for functional prototypes, complex designs and end-use applications. 3D Printing is well suited to produce small quantities, typically in the range of one to 50 parts.

Sheet Metal

Our Sheet Metal product line includes quick-turn and e-commerce-enabled custom sheet metal parts, providing customers with prototype and low-volume production parts. The rapid prototype sheet metal process is most often used when form, fit and function are all a priority. Our manufacturing process uses customer 3D CAD models uploaded by the product developer or engineer to fabricate quick turn prototype sheet metal or short run production parts. The Sheet Metal product line is well suited to produce quantities in the range of one to 500 parts.

Our Process

The process for Injection Molding begins when the product developer or engineer uploads one or more 3D CAD models representing the desired part geometry through our website. Our proprietary software uses complex algorithms to analyze the 3D CAD geometry, analyze its manufacturability and support the creation of an interactive, web-based quotation containing pricing and manufacturability information. A link to the quotation is then e-mailed to the product developer or engineer, who can access the quotation, change a variety of order parameters and instantly see the effect on price before finalizing the order. Our proprietary software supports the creation of the mold design and the tool paths required to manufacture the mold components, which are then routed to our CNC machining centers for execution. Once the mold is assembled, it is placed in one of our injection molding presses to create the required parts. Parts are shipped in as little as one business day from design submission. We ship our parts via small parcel common carriers on standard terms and conditions. Our other services have similar processes, but differ mainly due to the nature of the manufacturing processes on which each service is based.

 Our Growth Strategy

The principal elements of our growth strategy are to:

Expand the Customer Base

We plan to expand our customer base to serve more product developers and engineers within the companies that have already used our product lines. Individual product developers and engineers typically make or influence the choice of vendor when sourcing custom parts. We believe a significant opportunity exists for us to leverage highly satisfied product developers and engineers to encourage others within the same organization to utilize our product lines. We have historically gained a significant number of new customers through word-of-mouth referrals from other product developers and engineers, and combine these referrals with the efforts of our marketing and sales force to identify and market our product lines to the colleagues of our existing customers.

We also plan to use our marketing and sales capabilities to continue to pursue product developers and engineers within companies who have not yet used our products. Our presence in geographic regions that have high populations of 3D CAD users provides us with a broad universe of potential new customer companies on which to focus our marketing and sales efforts.

We believe there may be opportunities to grow by identifying and expanding into select additional geographic markets. We currently operate in the United States, Europe and Japan, where we believe a substantial portion of the world’s product developers and engineers are located. We entered the European market in 2005 and launched operations in Japan in 2009. For 2017, revenue earned in these markets represents approximately 24% of our total revenue. While we currently do not have specific plans to expand into any particular geographic markets, we believe opportunities exist to serve the needs of product developers and engineers in select new geographic regions and we will continue to evaluate such opportunities if and when they arise.

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

Launch New Manufacturing Technology

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

We were founded with Injection Molding which represents 56.4% of our total revenue for the year ended December 31, 2017. Examples of new manufacturing services we have added include CNC Machining, 3D Printing and Sheet Metal. Our CNC Machining product line was first introduced in the United States in 2007, expanded to Japan in 2009 and Europe in 2012, and further expanded in the United States through our acquisition of RAPID in November 2017. CNC Machining represents 30.1% of our total revenue for the year ended December 31, 2017. 3D printing technologies were introduced through our acquisition of FineLine in April 2014. We further expanded our 3D printing capabilities in October 2015 through our acquisition of Alphaform. Our 3D product line represents 12.6% of our total revenue for the year ended December 31, 2017. Our Sheet Metal product line was introduced through our acquisition of RAPID in November 2017 and represents $1.8 million of total revenue for the year ended December 31, 2017.

We continue to expand our core product lines through product launches including liquid silicone rubber injection molding, lathe-turned parts, rapid overmolding, insert molding, PolyJet and MJF. We introduced liquid silicone rubber injection molding during 2014 and in 2015, we introduced lathe-turned products. In 2016, we expanded the breadth of our manufacturing capabilities by adding rapid overmolding technology. In 2017, we added insert molding to our Injection Molding product line and PolyJet and MJF to our 3D Printing product line. In addition, we launched on-demand manufacturing to address the needs of the low-volume, high-mix product segment. We also opened our first metrology lab in 2017 for enhanced inspection reporting on end-use production parts, including First Article Inspection Reports and digital inspection reports.

Broaden the Parts Envelope

We regularly analyze the universe of customer design submissions that we are currently unable to manufacture and focus a portion of our research and development efforts to expand the range of parts that we can produce. Since we first introduced our Injection Molding product line in 1999, we have steadily expanded the size and geometric complexity of the injection-molded parts we are able to manufacture, and we continue to extend the diversity of materials we are able to support. Similarly, since first introducing our CNC Machining product line in 2007, we have expanded the range of part sizes, design geometries and materials we can support. In 2017, we launched two new 3D Printing processes, which strengthened our capability to manufacture complex part geometries quickly and accurately. Through our acquisition of RAPID in November 2017, we added quick-turn and e-commerce-enabled Sheet Metal services to our portfolio and expanded our CNC Machining capabilities to support larger and more complex projects. As we continue to expand the range of our existing process capabilities, we believe we will meet the needs of a broader set of product developers and engineers and consequently convert a higher number of quotation requests into orders.

Marketing

Our global marketing effort generates prospects for our sales teams and seeks to strengthen our reputation as an industry leader in digital manufacturing services for custom prototyping and low-volume manufacturing. Since we are an agile, technology-based company, much of our marketing activities occur online. We use marketing automation software to enhance the productivity of our marketing and sales teams and continuously track the results of every campaign to ensure our return on investment.

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

Sales and Customer Service

We maintain an internal sales team trained in the basics of part design and the capabilities of our manufacturing product lines, as well as the key advantages of our processes over alternate methods of custom parts manufacturing. We organize our sales team into complementary roles: business development, account management and strategic account management, with the former focused on selling to new customer companies and the latter two focused on expanding sales within existing customer companies.

We believe our sales staff is adept at researching customer companies and networking to find additional product developers and engineers who may have a need for our products. We also have a team of customer service engineers who can support highly technical engineering discussions with product developers and engineers as required during the sales process. Our revenue is generated from a diverse customer base, with no single customer company representing more than 2% of our total revenue in 2017.

Competition

The market for custom parts manufacturing is fragmented, highly competitive and subject to rapid and significant technological change. Our potential competitors include:

●

Captive in-house product manufacturing. Many larger companies undertaking product development have established additive rapid prototyping (3D printing), CNC machining or injection molding capabilities internally to support prototyping or manufacturing requirements of their product developers and engineers.

●

Other custom parts manufacturers. There are thousands of alternative manufacturing machine shops, injection molding suppliers, 3D printing service bureaus and vendors worldwide. The size and scale of these businesses range from very small specialty shops to large, high-volume production manufacturers.

We believe that the key competitive factors in our industry include:

●	Quality: dimensional accuracy, surface finish, material properties, color and cleanliness;

●	Speed: turnaround time for quotations and parts;

●	Reliability: greater than 97% on-time delivery;

●	Service: overall customer experience, from web interface to post-sales support;

●	Capability: range of part sizes and dimensional complexities supported, variety of manufacturing processes offered, materials supported and post-processing provided;

●	Scale: ability to support thousands of part designs in parallel;

●	Capacity: ability to manage peaks in demand with very short lead times and no minimum order quantities; and

●	Price: mold and part pricing.

We believe that our digital end-to-end manufacturing capability positions us favorably and has enabled us to become a leader in our markets. We also believe that substantially all of our current direct competitors are relatively small in terms of size of operations, revenue, number of customers and volume of parts sold, and generally lack our technological capabilities. However, our industry is evolving rapidly and other companies, including potentially larger and more established companies with developed technological capabilities, may begin to focus on low volume, high mix custom parts manufacturing. These companies could more directly compete with us, along with our existing competitors, and could also launch new products and product lines that we do not offer that may quickly gain market acceptance. Any of the foregoing could adversely affect our ability to attract customers.

Intellectual Property

We regard our patents, trademarks, service marks, trade dress, trade secrets, copyrights, domain names and other intellectual property as valuable to our business and rely on patent, trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, vendors and others to protect our proprietary rights. We register our patents, trademarks and service marks in the United States and other jurisdictions as we deem appropriate. As of December 31, 2017, we owned and had applications pending for patents relating to various aspects of our quoting and manufacturing processes as follows:

Jurisdiction	Issued Patents	Applications Pending
United States	17	6
United Kingdom	2	0
Germany	0	2

Our patents have expiration dates ranging from 2022 to 2032. We also owned approximately 17 registered and 6 pending United States trademarks or service marks as of December 31, 2017, with corresponding registered protection in Europe and Japan for the most important of these marks such as PROTO LABS, PROTOMOLD, FIRSTCUT, PROTOQUOTE, FIRSTQUOTE, PROTOFLOW and FINELINE, corresponding approved protection in Canada for PROTO LABS, FIRSTCUT and FINELINE, and corresponding registered protection in Australia, Canada and Mexico for PROTOMOLD. There can be no assurance that the steps we take to protect our proprietary rights will be adequate or that third parties will not infringe or misappropriate such rights. We have been subject to claims and expect to be subject to legal proceedings and claims from time to time in the ordinary course of our business. In particular, we may face claims from third parties that we have infringed their patents, trademarks or other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. Any unauthorized disclosure or use of our intellectual property could make it more expensive to do business and harm our operating results.

Employees

As of December 31, 2017 we had 2,266 full-time employees. We also regularly use independent contractors and other temporary employees across the organization to augment our regular staff. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

Information About Segment and Geographic Revenue

Information about segment and geographic revenue is set forth in Note 17 – Segment Reporting of the Notes to our consolidated financial statements, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

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

Executive Officers of the Registrant

Set forth below are the names of our current executive officers, their ages, titles, the year first appointed as an executive officer, and employment for the past five years:

Victoria M. Holt	60	President, Chief Executive Officer and Director
Robert Bodor	45	Vice President/General Manager – Americas
John A. Way	45	Chief Financial Officer and Executive Vice President of Development
Arthur R. Baker III	50	Chief Technology Officer
David M. Fein	49	Chief Revenue Officer
Bjoern Klaas	48	Vice President/General Manager and Managing Director – Europe, Middle East and Africa

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

Bjoern Klaas. Mr. Klaas has led our company’s business in Europe, Middle East and Africa as the Vice President and Managing Director since December 2017. Prior to joining Proto Labs, Mr. Klaas held key positions with global polymer supplier PolyOne from 2012 to 2017, most recently as its Vice President and General Manager for its ColorMatrix Group headquartered in the United States. From 2008 to 2012, Mr. Klaas worked at Colorant-Chromatics, a global leader for high temperature polymer formulations, as the General Manager for the global business.

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

The market for custom parts manufacturing is fragmented and highly competitive. We compete for customers with a wide variety of custom parts manufacturers and methods. Some of our current and potential competitors include captive in-house product lines, other custom parts manufacturers and alternative manufacturing vendors such as those utilizing 3D printing processes including stereolithography (SL), selective laser sintering (SLS), direct metal laser sintering (DMLS), PolyJet and Multi Jet Fusion (MJF). Moreover, some of our existing and potential competitors are researching, designing, developing and marketing other types of products and product lines. We also expect that future competition may arise from the development of allied or related techniques for custom parts manufacturing that are not encompassed by our patents, from the issuance of patents to other companies that may inhibit our ability to develop certain products and from improvements to existing technologies. Furthermore, our competitors may attempt to adopt and improve upon key aspects of our business model, such as development of technology that automates much of the manual labor conventionally required to quote and manufacture custom parts, implementation of interactive web-based and automated user interface and quoting systems and/or building scalable operating models specifically designed for efficient custom production. Third-party CAD software companies may develop software that mold-makers, injection molders and CNC machine shops could use to compete with our business model. Additive manufacturers may develop stronger, higher temperature resins or introduce other improvements that could more effectively compete with us on part quality. We may also, from time to time, establish alliances or relationships with other competitors or potential competitors. To the extent companies terminate such relationships and establish alliances and relationships with our competitors, our business could be harmed.

Existing and potential competitors may have substantially greater financial, technical, marketing and sales, manufacturing, distribution and other resources and name recognition than us, as well as experience and expertise in intellectual property rights and operating within certain international locations, any of which may enable them to compete effectively against us.

Though we plan to continue to expend resources to develop new technologies, processes and product lines, we cannot assure you that we will be able to maintain our current position or continue to compete successfully against current and future sources of competition. Our challenge in developing new products is finding product lines for which our automated quotation and manufacturing processes offer an attractive value proposition, and we may not be able to find any new product lines with potential economies of scale similar to our existing product lines. If we do not keep pace with technological change and introduce new technologies, processes and product lines, the demand for our products and product lines may decline and our operating results may suffer.

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

In particular, we plan to increase our research and development efforts and to continue to focus a significant portion of those efforts to further develop our technology in areas such as our interactive user interface and manufacturing processes, potentially introduce new manufacturing processes within the research and development initiative we refer to as Protoworks, and broaden the range of parts that we are able to manufacture. We believe successful execution of this part of our business plan is critical for our ability to compete in our industry and grow our business, and there are no guarantees we will be able to do so in a timely fashion, or at all. Broadening the range of parts we offer is of particular importance since limitations in manufacturability are the primary reason we are not able to fulfill many quotation requests. There are no guarantees that the resources devoted to executing on this aspect of our business plan will improve our business and operating results or result in increased demand for our products and product lines. Failures in this area could adversely impact our operating results and harm our reputation and brand. Even if we are successful in executing in these areas, our industry is subject to rapid and significant technological change, and our competitors may develop new technologies, processes and product lines that are superior to ours. Our research and development costs were approximately $23.6 million, $22.4 million and $18.4 million for the years ended December 31, 2017, 2016 and 2015, respectively, and there is no guarantee that these costs will enable us to maintain or grow our revenue profitability. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for additional discussion related to research and development costs.

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

Over the past several years, we have experienced rapid growth. For example, we have grown from 749 full-time employees as of January 1, 2014 to 2,266 full-time employees as of December 31, 2017. We have expanded internationally, including establishing manufacturing operations in Europe in 2005 and Japan in 2009. In 2014, we expanded our product lines with 3D Printing through our acquisition of FineLine. In 2015, we expanded our manufacturing operations and our 3D Printing product lines in Europe through our acquisition of Alphaform. In 2017, we expanded our product lines to include Sheet Metal through our acquisition of RAPID. We expect this growth to continue and the number of countries and facilities from which we operate to increase in the future. Our ability to effectively manage our anticipated growth and expansion of our operations will require us to do, among other things, the following:

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

Although our revenue has grown over the past five years from $163.1 million for the year ended December 31, 2013 to $344.5 million for the year ended December 31, 2017, we may not be able to maintain our historical rate of revenue growth. We believe that our continued revenue growth will depend on many factors, a number of which are out of our control, including among others, our ability to:

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

We store confidential customer information in our systems that, if breached or otherwise subjected to unauthorized access, may harm our reputation or brand or expose us to liability.

Our system stores, processes and transmits our customers’ confidential information, including the intellectual property in their part designs and other sensitive data. We rely on encryption, authentication and other technologies licensed from third parties, as well as administrative and physical safeguards, to secure such confidential information. Any compromise of our information security could damage our reputation and brand and expose us to a risk of loss, costly litigation and liability that would substantially harm our business and operating results. We may not have adequately assessed the internal and external risks posed to the security of our company’s systems and information and may not have implemented adequate preventative safeguards or take adequate reactionary measures in the event of a security incident. In addition, most states have enacted laws requiring companies to notify individuals and often state authorities of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our existing and prospective customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether successful or not, would harm our reputation and brand and could cause the loss of customers.

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

Political and economic uncertainty arising from the outcome of the United Kingdom’s referendum on its membership in the European Union could adversely affect our business and results of operations.

         On June 23, 2016, the United Kingdom (UK) held a referendum in which voters approved a withdrawal from the European Union (EU), commonly referred to as “Brexit.” The outcome of the Brexit vote triggered short-term financial volatility, including a decline in the value of the British Pound in comparison to both the United States dollar and the Euro. The impact of the Brexit referendum and the ongoing uncertainty associated with the outcome thereof may result in various long-term financial consequences for businesses operating in the UK, the EU and beyond. As a result of the referendum, the British government is negotiating the terms of the UK’s relationship with the EU going forward, including the terms of trade between the UK and the EU. Although the specific terms and the timeframe of the negotiations are unknown, it is possible that these changes could adversely affect our business and results of operations.

We operate a global business that exposes us to additional risks.

We have established our operations in the United States, Europe and Japan and are seeking to further expand our international operations. As of December 31, 2017, we had sold products into approximately 60 countries. In addition to English, our website is available in British English, French, German, Italian, Japanese and Spanish. Our international revenue accounted for approximately 24%, 25% and 27% of our total revenue in the years ended December 31, 2017, 2016 and 2015, respectively. The future growth and profitability of our international business is subject to a variety of risks and uncertainties. Many of the following factors have adversely affected our international operations and sales to customers located outside of the United States and may again in the future:

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

We manufacture all of our products in 12 manufacturing facilities, located in Maple Plain, Minnesota; Rosemount, Minnesota; Plymouth, Minnesota; Cary, North Carolina; Nashua, New Hampshire (3 facilities); Telford, United Kingdom; Feldkirchen, Germany; Eschenlohe, Germany; Rusko, Finland and Zama, Kanagawa, Japan. These facilities and the manufacturing equipment we use would be costly to replace and could require substantial lead time to repair or replace. Our facilities may be harmed by natural or man-made disasters, including, without limitation, earthquakes, floods, tornadoes, fires, hurricanes, tsunamis and nuclear disasters.

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

We may be subject to intellectual property infringement claims from individuals, vendors and other companies who have acquired or developed patents in the fields of injection molding, CNC machining, 3D printing, sheet metal or part production for purposes of developing competing products or for the sole purpose of asserting claims against us. Any claims that our products or processes infringe the intellectual property rights of others, regardless of the merit or resolution of such claims, could cause us to incur significant costs in responding to, defending and resolving such claims, and may prohibit or otherwise impair our ability to commercialize new or existing products. If we are unable to effectively defend our processes, our market share, sales and profitability could be adversely impacted.

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

We are a multinational company based in the United States and subject to tax in multiple tax jurisdictions, both domestic and abroad. Our future effective tax rates could be adversely affected by changes in statutory tax rates or interpretation of tax rules, including those set forth in the Tax Cuts and Jobs Act enacted in 2017, and regulations in jurisdictions in which we do business, changes in the amount of revenue or earnings in the countries with varying statutory tax rates, or by changes in the valuation of deferred tax assets and liabilities.

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

Our business and our customer base have been built primarily through organic growth. However, from time to time, we may selectively pursue acquisitions, strategic relationships, joint ventures or investments that we believe may allow us to complement our growth strategy, increase market share in our current markets or expand into other markets, or broaden our technology, intellectual property or product line capabilities. For example, in April 2014, we acquired FineLine to enable us to offer our customers 3D printing manufacturing processes; in October 2015, we acquired Alphaform to enable us to expand our 3D printing capabilities in Europe, and in November 2017, we acquired RAPID to enable us to offer our customers Sheet Metal processes. We cannot forecast the number, timing or size of any future acquisitions or other similar strategic transactions, or the effect that any such transactions might have on our operating or financial results. We have limited experience engaging in these types of transactions. Such transactions may be complex, time consuming and expensive, and may present numerous challenges and risks including:

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

As a manufacturer of CNC-machined and injection-molded custom parts, we are required to meet certain regulatory standards, including International Organization for Standardization, or ISO, 9001:2008 for our manufacturing facilities in Minnesota. In North Carolina, we are required to meet ISO 9001:2008 standards for our plastics manufacturing and AS9100 standards for our metals manufacturing. In New Hampshire, we are required to meet ISO 9001:2015 for our CNC-machined and sheet metal fabrication, as well as AS9100C standards. We are also able to meet regulatory standards ISO 9001:2008 at our manufacturing facilities in Feldkirchen, Germany, Eschenlohe, Germany and Rusko, Finland. We also meet regulatory standard ISO 13485 at our manufacturing facility in Eschenlohe, Germany. We are also able to meet regulatory standards ISO 9001 and ISO 14001 in Japan. If any regulatory inspection reveals that we are not in compliance with applicable standards, regulators may take action against us, including issuing a warning letter, imposing fines on us, requiring a recall of the parts we manufactured or closing our manufacturing facilities. If any of these actions were to occur, it could harm our reputation as well as our business, financial condition and operating results. In addition, we may need to obtain additional certifications in the future and there are no guarantees we would be able to do so on a timely basis, if at all. Moreover, obtaining and maintaining required regulatory certifications can be costly and divert management’s attention.

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

In the year ended December 31, 2017, our common stock traded as high as $109.10 and as low as $48.00. The market for our common stock may become less active, liquid or orderly, which could depress the trading price of our common stock. Some of the factors, many of which are outside of our control, that may cause the market price of our common stock to fluctuate include:

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

We own a facility in Cary, North Carolina that encompasses approximately 77,000 square feet of manufacturing and office space.

In November 2017, we purchased RAPID and assumed the leases of three facilities in Nashua, New Hampshire. The three facilities we lease total approximately 146,000 square feet of manufacturing and office space. The leases expire at various times from 2018 to 2022.

Europe

Our European operations are headquartered in Telford, United Kingdom in a facility we own encompassing approximately 126,000 square feet of office and manufacturing space.

We also lease office space in the United Kingdom; Mosbach, Germany; Le Bourget du Lac, France; and Novara, Italy, for sales, customer service and technical support staff. The leases expire at various times from 2018 to 2023. In October 2015, we purchased Alphaform, headquartered in Feldkirchen (Munich), Germany. As a result of the acquisition, we lease manufacturing and office facilities encompassing approximately 60,000 square feet in Feldkirchen, Germany, approximately 22,000 square feet in Eschenlohe, Germany and approximately 24,000 square feet in Rusko, Finland. The leases expire at various times from 2018 to 2019.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has traded on the New York Stock Exchange (NYSE) under the symbol “PRLB” since February 24, 2012. Prior to that date, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low intraday sales prices for our common stock as reported on the NYSE:

	Fiscal 2017		Fiscal 2016
	High	Low	High	Low

First Quarter	$60.25	$48.00	$79.65	$51.61
Second Quarter	$70.10	$48.70	$82.06	$55.07
Third Quarter	$80.40	$66.85	$61.62	$50.50
Fourth Quarter	$109.10	$79.06	$59.65	$43.10

On February 14, 2018, the last reported sale price of our common stock on the NYSE was $108.80 per share. As of February 14, 2018, we had 20 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

We have never declared or paid any cash dividends on our capital stock and we do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Outstanding Equity Awards

The following table summarizes, as of December 31, 2017, information about shares of our common stock that may be issued under equity compensation plans approved by shareholders and plans not approved by shareholders:

Plan Category	Number of shares to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares in first column)

Equity compensation plans approved by shareholders(1)	759,593	$51.13	6,515,301(2)
Equity compensation plans not approved by shareholders	None	N/A	None

(1)	Includes the 2000 Stock Option Plan, the 2012 Long-Term Incentive Plan and our Employee Stock Purchase Plan.
(2)	Includes 1,244,007 shares remaining available for issuance as of December 31, 2017 under our Employee Stock Purchase Plan.

Performance Graph

The following graph shows a comparison from February 24, 2012 (the date our common stock commenced trading on the NYSE) through December 31, 2017 of the cumulative total return for our common stock, the S&P 500 Index and the Russell 2000 Index. We have selected the Russell 2000 Index because the Russell 2000 Index measures the performance of the small market capitalization segment of U.S. equity instruments and we are a member company included in the Russell 2000 Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the S&P 500 Index and the Russell 2000 Index assume reinvestment of dividends.

Proto Labs Inc.
Total Return Performance
Index Value
450.00
400.00
350.00
300.00
250.00
200.00
150.00
100.00
50.00
0.00
02/24/12
06/30/12
12/31/12
06/30/13
12/31/13
06/30/14
12/31/14
06/30/15
12/31/15
06/30/16
12/31/16
06/30/17
12/31/17
Proto Labs, Inc.
S&P 500
Russell 2000

	Period Ending
Index	02/24/12	06/30/12	12/31/12	06/30/13	12/31/13	06/30/14	12/31/14	06/30/15	12/31/15	06/30/16	12/31/16	06/30/17	12/31/17
Proto Labs, Inc.	100.00	115.04	157.68	259.88	284.72	327.68	268.64	269.92	254.76	230.24	205.40	269.00	412.00
S&P 500	100.00	99.90	104.60	117.81	135.56	143.77	151.01	151.31	149.91	153.94	164.20	177.74	196.09
Russell 2000	100.00	96.29	102.43	117.88	140.33	143.86	145.28	151.22	136.98	138.91	163.66	170.68	185.17

Unregistered Sales of Equity Securities and Issuer Purchases of Equity Securities

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

During the three months ended December 31, 2017, we did not repurchase shares of our common stock. During the year ended December 31, 2017, we repurchased 77,806 shares at an average price of $56.66 per share for an aggregate purchase price of $4.4 million. We have $45.6 million remaining under this authorization.

Item 6. Selected Financial Data

The following tables set forth selected consolidated financial data for the periods and at the dates indicated. The selected consolidated statements of comprehensive income data for the years ended December 31, 2017, 2016 and 2015 and selected consolidated balance sheets data as of December 31, 2017 and 2016 are derived from our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The selected consolidated statements of comprehensive income data for the years ended December 31, 2014 and 2013 and selected consolidated balance sheet data as of December 31, 2015, 2014 and 2013 are derived from our audited consolidated financial statements not included in this report.

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

	Year Ended December 31,
(in thousands, except share and per share amounts)	2017	2016	2015	2014	2013

Consolidated Statements of Comprehensive Income Data
Revenue	$344,490	$298,055	$264,106	$209,583	$163,112
Cost of revenue	150,648	131,118	109,703	81,182	61,410
Gross profit	193,842	166,937	154,403	128,401	101,702
Operating expenses:
Marketing and sales	56,856	46,131	39,188	29,144	22,386
Research and development	23,560	22,388	18,350	16,607	11,863
General and administrative	41,200	36,651	29,716	22,122	16,154
Total operating expenses	121,616	105,170	87,254	67,873	50,403
Income from operations	72,226	61,767	67,149	60,528	51,299
Other income, net	2,209	2,454	712	3	279
Income before income taxes	74,435	64,221	67,861	60,531	51,578
Provision for income taxes	22,657	21,514	21,347	18,896	16,301
Net income	$51,778	$42,707	$46,514	$41,635	$35,277

Net income per share(1)
Basic	$1.94	$1.62	$1.79	$1.62	$1.40
Diluted	$1.93	$1.61	$1.77	$1.60	$1.36
Weighted average shares outstanding(1)
Basic	26,647,610	26,365,173	26,005,858	25,692,699	25,198,556
Diluted	26,845,071	26,564,639	26,320,284	26,100,320	25,859,741
Other comprehensive income (loss) (net of tax)
Foreign currency translation adjustments	$5,519	$(5,541)	$(2,283)	$(1,838)	$(163)
Comprehensive income	$57,297	$37,166	$44,231	$39,797	$35,114

(1)

See Note 3 of Notes to Consolidated Financial Statements for an explanation of the method used to calculate net income per basic and diluted share and weighted average shares outstanding for the years ended December 31, 2017, 2016, and 2015, respectively.

Stock-based compensation expense included in the statements of comprehensive income data above is as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015	2014	2013

Stock options and grants	$7,954	$6,177	$5,580	$4,386	$3,084
Employee stock purchase plan	604	598	502	423	377
Total stock-based compensation expense	$8,558	$6,775	$6,082	$4,809	$3,461

Cost of revenue	$970	$691	$513	$386	$316
Operating expenses:
Marketing and sales	1,429	977	1,074	927	610
Research and development	1,091	1,396	1,285	1,048	754
General and administrative	5,068	3,711	3,210	2,448	1,781
Total stock-based compensation expense	$8,558	$6,775	$6,082	$4,809	$3,461

	Year Ended December 31,
(in thousands)	2017	2016	2015	2014	2013

Consolidated Balance Sheets Data
Cash and cash equivalents	$36,707	$68,795	$47,653	$43,329	$43,039
Working capital	121,249	134,357	111,740	89,102	96,132
Total assets	518,738	414,241	361,036	287,031	230,175
Total liabilities	57,523	34,408	33,391	21,492	18,532
Total shareholders' equity	$461,215	$379,833	$327,645	$265,539	$211,643

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

Overview

We are an e-commerce driven digital manufacturer of quick-turn, on-demand injection-molded, CNC-machined, 3D-printed and sheet metal-fabricated custom parts for prototyping and short-run production. We provide custom parts to product developers and engineers worldwide, who are under increasing pressure to bring their finished products to market faster than their competition. We believe custom parts manufacturing has historically been an underserved market due to the inefficiencies inherent in the quotation, equipment set-up and non-recurring engineering processes required to produce custom parts. Our proprietary technology eliminates most of the time-consuming and expensive skilled labor conventionally required to quote and manufacture parts in low volumes, and our customers conduct nearly all of their business with us over the Internet. We target our product lines to the millions of product developers and engineers who use 3D CAD software to design products across a diverse range of end markets. Our primary manufacturing product lines currently include Injection Molding, CNC Machining, 3D Printing and Sheet Metal.

We have experienced significant growth since our inception. Since we first introduced our Injection Molding product line in 1999, we have steadily expanded the size and geometric complexity of the injection-molded parts we are able to manufacture, and we continue to extend the diversity of materials we are able to support. Similarly, since first introducing our CNC Machining product line in 2007, we have expanded the range of part sizes, design geometries and materials we can support. In 2014, we acquired FineLine Prototyping, Inc. (FineLine) to expand the number of process types we offer to include stereolithography (SL), selective laser sintering (SLS) and direct metal laser sintering (DMLS). In 2017, we acquired RAPID to expand the number of process types we offer to include sheet metal fabrication and expand our CNC machining capability. We also continually seek to enhance other aspects of our technology and manufacturing processes, including our interactive web-based and automated user interface and quoting system. We intend to continue to invest significantly to enhance our technology and manufacturing processes and expand the range of our existing capabilities with the aim of meeting the needs of a broader set of customers. As a result of the factors described above, many of our customers tend to return to Proto Labs to meet their ongoing needs, with approximately 89%, 86% and 88% of our revenue in 2017, 2016 and 2015, respectively, derived from existing customers.

We have established our operations in the United States, Europe and Japan, which we believe are three of the largest geographic markets where product developers and engineers are located. We entered the European market in 2005, launched operations in Japan in late 2009 and further expanded into Europe through our acquisition of Alphaform in 2015 and the United States through our acquisition of RAPID in November 2017. As of December 31, 2017, we had sold products into approximately 60 countries. Our revenue outside of the United States accounted for approximately 24%, 25% and 27% of our consolidated revenue in the years ended December 31, 2017, 2016 and 2015, respectively. We intend to continue to expand our international sales efforts and believe opportunities exist to serve the needs of product developers and engineers in select new geographic regions.

We have grown our total revenue from $163.1 million in 2013 to $344.5 million in 2017. During this period, our operating expenses increased from $50.4 million in 2013 to $121.6 million in 2017. We have grown our income from operations from $51.3 million in 2013 to $72.2 million in 2017. Our recent growth in revenue and income from operations has been accompanied by increased cost of revenues and operating expenses. We expect to increase investment in our operations to support anticipated future growth as discussed more fully below.

In addition, we believe that a number of trends affecting our industry have affected our results of operations and may continue to do so. For example, we believe that many of our target product developer and engineer customers have increasing e-commerce expectations, are facing increased pressure to accelerate the time to market for their products and continue to migrate from using 2D CAD to using 3D CAD for their design needs. We believe we continue to be well positioned to benefit from these trends, given our proprietary technology that enables us to automate and integrate the majority of activities involved in procuring custom parts, starting with our elegant web interface through which a product developer or engineer submits a 3D CAD part design. While our business may be positively affected by these trends, our results may also be favorably or unfavorably impacted by other trends that affect product developer and engineer orders for custom parts in low volumes, including, among others, changes in product developer and engineer preferences or needs, developments in our industry and among our competitors, and factors impacting new product development volume such as economic conditions. For a more complete discussion of the risks facing our business, see Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

Key Financial Measures and Trends

Revenue

Our operations are comprised of three geographic operating segments in the United States, Europe and Japan. Revenue is derived from our Injection Molding, CNC Machining, 3D Printing and Sheet Metal product lines. Injection Molding revenue consists of sales of custom injection molds and injection-molded parts. CNC Machining revenue consists of sales of CNC-machined custom parts. 3D Printing revenue consists of sales of 3D-printed parts. Sheet Metal revenue consists of sales of fabricated sheet metal custom parts. Our revenue is generated from a diverse customer base, with no single customer company representing more than 2% of our total revenue in 2017. Our historical and current efforts to increase revenue have been directed at gaining new customers and selling to our existing customer base by increasing marketing and selling activities, including:

•	the introduction of our 3D Printing product line through our acquisition of FineLine in 2014;

•	expanding internationally through our acquisition of Alphaform in October 2015;

•	the introduction of our Sheet Metal product line through our acquisition of RAPID in 2017;

•	continuously improving the usability of our product lines such as our web-centric applications; and

•	expanding the breadth and scope of our products by adding more sizes and materials to our offerings.

During 2017, we served 37,267 unique product developers and engineers who purchased our products through our web-based customer interface, an increase of 18.5% over the same period in 2016. The information does not include 3D Printing, Injection Molding and Sheet Metal customers, principally related to our recent acquisitions, who do not utilize our web-based interface.

During 2016, we served 31,457 unique product developers and engineers who purchased our products through our web-based customer interface, an increase of 15.5% over the same period in 2015. The information does not include 3D Printing and Injection Molding customers resulting from the Alphaform acquisition who do not utilize our web-based interface.

During 2015, we served 27,235 unique product developers and engineers who purchased our products through our web-based customer interface, an increase of 26.0% over the same period in 2014. The information does not include 3D Printing and Injection Molding customers resulting from the Alphaform acquisition who do not utilize our web-based interface.

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

Our business model requires that we invest in our capacity well in advance of demand to ensure we can fulfill the expectations for quick delivery of our products to our customers. Therefore, during each of 2017, 2016 and 2015 we made significant investments in additional factory space, equipment, and infrastructure in the United States. We also made significant investments in infrastructure in Europe in 2017 and significant investments in additional factory space in Japan in 2016. We expect to continue to grow in future periods, which will result in the need for additional investments in factory space and equipment. We expect that these additional costs for factory and equipment expansion can be absorbed by revenue growth, and allow gross margins to remain relatively consistent over time.

We define gross profit as our revenue less our cost of revenue, and we define gross margin as gross profit expressed as a percentage of revenue. Our gross profit and gross margin are affected by many factors, including our mix of revenue by product line, pricing, sales volume and manufacturing costs, the costs associated with increasing production capacity, the mix between domestic and foreign revenue sources and foreign exchange rates.

Operating Expenses

Operating expenses consist of marketing and sales, research and development and general and administrative expenses. Personnel-related costs are the most significant component in each of these categories.

Our recent growth in operating expenses is mainly due to higher headcounts to support our growth and expansion, and we expect that trend to continue. Our business strategy is to continue to be a leading online and technology-enabled manufacturer of quick-turn, on-demand injection-molded, CNC-machined, CNC-turned, 3D-printed and sheet metal custom parts for prototyping and low-volume production. In order to achieve our goals, we anticipate continued substantial investments in technology and personnel, resulting in increased operating expenses.

Marketing and sales. Marketing and sales expense consists primarily of employee compensation, benefits, commissions, stock-based compensation, marketing programs such as electronic, print and pay-per-click advertising, trade shows and other related overhead. We expect sales and marketing expense to increase in the future as we increase the number of marketing and sales professionals and marketing programs targeted to increase our customer base and grow revenue.

Research and development. Research and development expense consists primarily of personnel and outside service costs related to the development of new processes and product lines, enhancement of existing product lines, software developed for internal use, maintenance of internally developed software, quality assurance and testing. All of our internal research and development costs have been expensed as incurred. We expect research and development expense to increase in the future as we seek to enhance and expand our product line offerings and supporting business systems.

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

Provision for Income Taxes

Provision for income taxes is comprised of federal, state, local and foreign taxes based on pre-tax income. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law in the United States. As a result, many provisions will affect our tax rate in future years. Some provisions, such as the reduction to the U.S. corporate tax rate from 35% to 21%, beginning in 2018, will likely reduce our effective tax rate in future years. Other provisions taken in isolation, such as the elimination of the Domestic Production Activities Deduction, will likely result in an increase to our tax rate. Overall, we anticipate our effective tax rate will be lower in 2018 and beyond than in recent periods based on the current tax laws.

 Results of Operations

The following table summarizes our results of operations and the related changes for the periods indicated. The results below are not necessarily indicative of the results for future periods.

	Year Ended						Year Ended
	December 31,				Change		December 31,				Change
(dollars in thousands)	2017		2016		$	%	2016		2015		$	%

Revenue	$344,490	100.0%	$298,055	100.0%	$46,435	15.6%	$298,055	100.0%	$264,106	100.0%	$33,949	12.9%
Cost of revenue	150,648	43.7	131,118	44.0	19,530	14.9	131,118	44.0	109,703	41.5	21,415	19.5
Gross profit	193,842	56.3	166,937	56.0	26,905	16.1	166,937	56.0	154,403	58.5	12,534	8.1
Operating expenses:
Marketing and sales	56,856	16.5	46,131	15.5	10,725	23.2	46,131	15.5	39,188	14.8	6,943	17.7
Research and development	23,560	6.8	22,388	7.5	1,172	5.2	22,388	7.5	18,350	6.9	4,038	22.0
General and administrative	41,200	12.0	36,651	12.3	4,549	12.4	36,651	12.3	29,716	11.3	6,935	23.3
Total operating expenses	121,616	35.3	105,170	35.3	16,446	15.6	105,170	35.3	87,254	33.0	17,916	20.5
Income from operations	72,226	21.0	61,767	20.7	10,459	16.9	61,767	20.7	67,149	25.5	(5,382)	(8.0)
Other income, net	2,209	0.6	2,454	0.8	(245)	(10.0)	2,454	0.8	712	0.2	1,742	*
Income before income taxes	74,435	21.6	64,221	21.5	10,214	15.9	64,221	21.5	67,861	25.7	(3,640)	(5.4)
Provision for income taxes	22,657	6.6	21,514	7.2	1,143	5.3	21,514	7.2	21,347	8.1	167	0.8
Net income	$51,778	15.0%	$42,707	14.3%	$9,071	21.2%	$42,707	14.3%	$46,514	17.6%	$(3,807)	(8.2)%

*	Percentage change not meaningful

Stock-based compensation expense included in the statements of comprehensive income data above is as follows:

	Year Ended December 31,
(dollars in thousands)	2017	2016	2015

Stock options and grants	$7,954	$6,177	$5,580
Employee stock purchase plan	604	598	502
Total stock-based compensation expense	$8,558	$6,775	$6,082

Cost of revenue	$970	$691	$513
Operating expenses:
Marketing and sales	1,429	977	1,074
Research and development	1,091	1,396	1,285
General and administrative	5,068	3,711	3,210
Total stock-based compensation expense	$8,558	$6,775	$6,082

Comparison of Years Ended December 31, 2017 and 2016

Revenue

Revenue by reportable segment and the related changes for 2017 and 2016 is summarized as follows:

	Year Ended December 31,
	2017		2016		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue
United States	$263,086	76.4%	$223,930	75.1%	$39,156	17.5%
Europe	70,154	20.4	63,365	21.3	6,789	10.7
Japan	11,250	3.2	10,760	3.6	490	4.6
Total revenue	$344,490	100.0%	$298,055	100.0%	$46,435	15.6%

Our revenue increased $46.4 million, or 15.6%, for 2017 compared with 2016. By reportable segment, revenue in the United States increased $39.2 million, or 17.5%, for 2017 compared with 2016. Revenue growth in the United States was partially attributable to the acquisition of RAPID in November 2017, which contributed $3.6 million in revenue. Excluding RAPID, revenue in the United States increased $35.6 million, or 15.9%, for 2017 compared with 2016.

Revenue in Europe increased $6.8 million, or 10.7%, for 2017 compared with 2016. Revenue in Japan increased $0.5 million, or 4.6%, for 2017 compared with 2016.

Our revenue growth in 2017 was the result of increased volume of the product developers and engineers we served. During 2017, we served 37,267 unique product developers and engineers, an increase of 18.5% over 2016. Average revenue per product developer or engineer remained relatively consistent during 2017 as compared to 2016.

Our revenue increases were primarily driven by increases in sales personnel and marketing activities. Our sales personnel focus on gaining new customer accounts and expanding the depth and breadth of existing customer accounts. Our marketing personnel focus on marketing activities that have proven to result in the greatest number of customer leads to support sales activity. The impact on international revenue in 2017 compared to 2016 as a result of foreign currency movements was not material.

Revenue by product line and the related changes for 2017 and 2016 is summarized as follows:

	Year Ended December 31,
	2017		2016		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue
Injection Molding	$194,432	56.4%	$175,974	59.0%	$18,458	10.5%
CNC Machining	103,739	30.1	81,407	27.3	22,332	27.4
3D Printing	43,329	12.6	37,847	12.7	5,482	14.5
Sheet Metal	1,767	0.5	-	-	1,767	100.0
Other Product	1,223	0.4	2,827	1.0	(1,604)	(56.7)
Total revenue	$344,490	100.0%	$298,055	100.0%	$46,435	15.6%

By product line, our revenue growth was driven by a 10.5% increase in Injection Molding revenue, a 27.4% increase in CNC Machining revenue and a 14.5% increase in 3D Printing revenue, in each case for 2017 compared with 2016, which was partially offset by a $1.6 million decrease in Other Product revenue. As a result of our acquisition of RAPID in November 2017, we experienced a $1.8 million increase in Sheet Metal revenue, a $1.7 million increase in CNC Machining revenue and a $0.2 million increase in Other Product revenue.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $19.5 million, or 14.9%, for 2017 compared to 2016, which was slower than the rate of revenue increase of 15.6% for 2017 compared to 2016 reflecting the realization of productivity improvements. The increase in cost of revenue resulted from the growth of the business, including via the RAPID acquisition, and was due to raw material and production cost increases of $5.6 million to support increased sales volumes, an increase in direct labor headcount resulting in personnel and related cost increases of $12.7 million and equipment and facility-related cost increases of $1.2 million.

Gross Profit and Gross Margin. Gross profit increased from $166.9 million in 2016 to $193.8 million in 2017 primarily due to an increase in revenue growth. Gross margin increased from 56.0% of revenue in 2016 to 56.3% of revenue in 2017 primarily due to increases in revenue and realization of manufacturing productivity improvements.

 Income from Operations

         Income from operations increased $10.5 million, or 16.9%, for 2017 compared with 2016. By reportable segment, income from operations for the United States and Europe increased 15.5% and 10.2%, respectively, as a percentage of revenue for 2017 compared with 2016. Income from operations for Corporate Unallocated and Japan decreased 11.6% as a percentage of revenue for 2017 compared with 2016.

Operating Expenses

Marketing and Sales. Marketing and sales expense increased $10.7 million, or 23.2%, for 2017 compared to 2016 due to an increase in headcount resulting in personnel and related cost increases of $10.3 million and marketing program cost increases of $0.4 million. The increase in marketing program costs is the result of our focus on funding those programs that have proven to be the most effective in growing our business.

Research and Development. Our research and development expense increased $1.2 million, or 5.2%, for 2017 compared to 2016 due to an increase in headcount resulting in personnel and related cost increases of $0.9 million and other operating cost increases of $0.3 million.

General and Administrative. Our general and administrative expense increased $4.5 million, or 12.4%, for 2017 compared to 2016 due to an increase in headcount resulting in personnel and related cost increases of $4.0 million, professional service cost increases of $0.4 million primarily related to outside legal and accounting services, and stock-based compensation cost increases of $1.3 million, partially offset by a decrease in facility and administrative costs of $1.2 million resulting from $0.8 million of non-recurring costs related to facility moves and vacating leases in 2016.

  Other Income, Net and Provision for Income Taxes

Other Income, Net. We recognized other income, net of $2.2 million in 2017, a decrease of $0.3 million compared to other income, net of $2.5 million for 2016. Other income, net decreased primarily due to a decrease of $1.1 million in foreign currency exchange gains, which were partially offset by a $0.4 million favorable legal settlement in the second quarter of 2017 and an increase of $0.5 million in interest income on investments.

Provision for Income Taxes. Our income tax provision increased by $1.1 million for 2017 compared to 2016. This was the result of a significant increase to taxable income along with a tax provision for the transition tax that was part of the Tax Cuts and Jobs Act. Partially offsetting these tax increases was a tax benefit recorded to reflect the decrease to the valuation of our deferred tax liabilities caused by the U.S. corporate income tax rate reduction. As a result of this decrease to the valuation of deferred tax liability, our effective tax rate decreased to 30.4% in 2017 from 33.4% in 2016.

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

Our revenue growth in 2016 was the result of increased volume of the product developers and engineers we served. During 2016, we served 31,457 unique product developers and engineers, an increase of 15.5% over 2015. Average revenue per product developer or engineer decreased 6% during 2016 as compared to 2015 due to changes in the mix of products purchased by our customers.

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

By product line, our revenue growth was driven by a 7.7% increase in Injection Molding revenue, a 9.5% increase in CNC Machining revenue and a 50.6% increase in 3D Printing revenue, in each case for 2016 compared with 2015, as well as a $1.6 million increase in Other Product revenue driven by our acquisition of Alphaform.

During the second quarter of 2016, we made the decision to discontinue offering two manufacturing processes within our Injection Molding product line, Metal Injection Molding (MIM) and Magnesium Thixomolding (Thixo). In addition, in the second quarter of 2016, we decided to exit our non-core resin resale business, which was acquired from Alphaform in October 2015. Revenue from resin resale was included in Other Product revenue in 2015 and 2016. MIM, Thixo and resin resale in the aggregate represented approximately 1.6% of revenue during 2016.

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

Gross Profit and Gross Margin. Gross profit increased from $154.4 million in 2015 to $166.9 million in 2016 primarily due to increasing revenue growth as noted above. Gross margin decreased from 58.5% of revenue in 2015 to 56.0% of revenue in 2016 primarily as a result of our lower margins from the acquired Alphaform business, as well as increases in investments of additional manufacturing capacity, accelerated depreciation of leasehold assets resulting from our move to new facilities in the U.S. and Japan in the third quarter of 2016 and the impact of fluctuations in foreign currency exchange rates.

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

Operating Expenses

Marketing and Sales. Marketing and sales expense increased $6.9 million, or 17.7%, for 2016 compared to 2015 due to an increase in headcount resulting in personnel and related cost increases of $6.2 million and marketing program cost increases of $0.7 million. The increase in marketing program costs is the result of our focus on funding those programs which have proven to be the most effective in growing our business.

Research and Development. Our research and development expense increased $4.0 million, or 22.0%, for 2016 compared to 2015 due to an increase in headcount resulting in personnel and related cost increases of $3.1 million, other operating cost increases of $0.8 million and professional services cost increases of $0.1 million.

General and Administrative. Our general and administrative expense increased $6.9 million, or 23.3%, for 2016 compared to 2015 due to an increase in headcount resulting in personnel and related cost increases of $2.2 million, facility and administrative cost increases of $3.6 million, professional service cost increases of $0.6 million for outside legal and accounting services and stock-based compensation cost increases of $0.5 million. The increase in administrative costs for 2016 includes accelerated depreciation and facilities-related charges of $0.8 million resulting from our move to new facilities in the U.S. and Japan in the third quarter of 2016.

Other Income, Net and Provision for Income Taxes

Other Income, Net. We recognized other income, net of $2.5 million in 2016, an increase of $1.8 million compared to other income, net of $0.7 million for 2015. Other income, net included $1.4 million in foreign currency exchange gains for 2016 compared to $0.5 million in foreign currency exchange losses in 2015. The increase was primarily due to the amount of foreign-currency denominated cash balances abroad and movements in the underlying exchange rates at the end of the period.

Provision for Income Taxes. Our income tax provision increased $0.2 million for 2016 compared to 2015 resulting in an effective tax rate increase to 33.4% in 2016 from 31.5% in 2015 due primarily to the mix of revenue earned in domestic and foreign tax jurisdictions and deductions for which we qualify in the current year.

Selected Quarterly Results of Operations Data

The following tables set forth selected unaudited quarterly results of operations data for 2017 and 2016. This unaudited quarterly information has been prepared on the same basis as our annual audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K and includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary to present fairly the financial information for the fiscal quarters presented. The quarterly data should be read in conjunction with our selected financial data and consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. Operating results for any quarter are not necessarily indicative of results for a full-year period, and the historical results presented below are not necessarily indicative of the results to be expected in any future period.

	Three Months Ended
(in thousands, except share and per share amounts)	Dec. 31, 2017	Sep. 30, 2017	Jun. 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sep. 30, 2016	Jun. 30, 2016	Mar. 31, 2016
	(unaudited)

Revenue	$94,178	$88,105	$82,040	$80,167	$72,353	$78,173	$74,961	$72,568
Cost of revenue	41,290	38,793	35,671	34,894	32,041	33,448	32,715	32,914
Gross profit	52,888	49,312	46,369	45,273	40,312	44,725	42,246	39,654
Operating expenses:
Marketing and sales	15,393	13,846	14,630	12,987	11,949	11,787	11,453	10,942
Research and development	5,776	5,877	6,084	5,823	5,278	5,976	5,816	5,318
General and administrative	12,944	10,222	9,253	8,781	8,254	10,020	10,126	8,251
Total operating expenses	34,113	29,945	29,967	27,591	25,481	27,783	27,395	24,511
Income from operations	18,775	19,367	16,402	17,682	14,831	16,942	14,851	15,143
Other income, net	430	291	1,173	315	112	625	1,092	625
Income before income taxes	19,205	19,658	17,575	17,997	14,943	17,567	15,943	15,768
Provision for income taxes	4,933	6,438	5,489	5,797	5,571	5,585	5,252	5,106
Net income	$14,272	$13,220	$12,086	$12,200	$9,372	$11,982	$10,691	$10,662

Net income per share:
Basic	$0.53	$0.50	$0.46	$0.46	$0.35	$0.45	$0.41	$0.41
Diluted	$0.53	$0.49	$0.45	$0.46	$0.35	$0.45	$0.40	$0.40

Shares used to compute net income per share:
Basic	26,705,909	26,617,349	26,541,978	26,466,731	26,457,302	26,416,041	26,368,001	26,222,148
Diluted	27,009,017	26,802,034	26,649,152	26,599,200	26,609,929	26,609,878	26,561,148	26,442,357

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(dollars in thousands)	2017	2016	2015

Net cash provided by operating activities	$81,748	$77,499	$64,096
Net cash used in investing activities	(123,975)	(60,755)	(63,594)
Net cash provided by financing activities	9,192	5,315	4,699
Effect of exchange rates on cash and cash equivalents	947	(917)	(877)
Net increase (decrease) in cash and cash equivalents	$(32,088)	$21,142	$4,324

 Sources of Liquidity

We finance our operations and capital expenditures through cash flow from operations. We had cash and cash equivalents of $36.7 million as of December 31, 2017, a decrease of $32.1 million from December 31, 2016. The decrease in our cash was due primarily to the acquisition of RAPID in November 2017. We had cash and cash equivalents of $68.8 million as of December 31, 2016, an increase of $21.1 million from December 31, 2015. The increase in our cash was due primarily to cash generated through operations and, to a lesser extent, exercises of stock options and purchases through our employee stock purchase plan, which were partially offset by investing activity. We had cash and cash equivalents of $47.7 million as of December 31, 2015, an increase of $4.3 million from December 31, 2014. The increase in our cash was due primarily to cash generated through operations and exercises of stock options, which were partially reduced by investment activity.

As of December 31, 2017, the amount of cash and cash equivalents held by foreign subsidiaries was $18.4 million. The Tax Cuts and Jobs Act imposes a transition tax on foreign earnings previously treated as permanently reinvested, resulting in an increase to our U.S. tax liability. However, our intent is to continue to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We believe that our existing cash and cash equivalents together with cash generated from operations will be sufficient to meet our working capital expenditure requirements for at least the next 12 months.

Cash Flows from Operating Activities

Cash flow from operating activities of $81.8 million during 2017 primarily consisted of net income of $51.8 million, adjusted for certain non-cash items, including depreciation and amortization of $18.5 million, stock-based compensation expense of $8.6 million and changes in operating assets and liabilities and other items totaling $2.9 million. The cash flow from operating activities during 2017 compared to 2016 increased $4.2 million due to increases in net income of $9.0 million, increases in stock-based compensation expense of $1.8 million driven by an increased level of equity grants to employees and increases in depreciation and amortization of $1.0 million driven by an increase in capital investments. These increases were partially offset by decreases to deferred taxes of $1.6 million, amortization of held-to-maturity securities of $0.1 million and changes in operating assets and liabilities of $5.9 million.

Cash flow from operating activities of $77.5 million during 2016 primarily consisted of net income of $42.7 million, adjusted for certain non-cash items, including depreciation and amortization of $17.5 million, stock-based compensation expense of $6.8 million, deferred taxes of $2.8 million, loss on impairment of assets of $0.5 million and amortization of held-to-maturity securities of $1.2 million. The cash flow from operating activities during 2016 compared to 2015 increased $13.4 million due to changes in operating assets and liabilities of $14.0 million, increases in depreciation and amortization of $3.4 million driven by an increase in capital investments, stock-based compensation expense of $0.7 million driven by an increased level of equity grants to employees, loss on impairment of assets of $0.5 million driven by the decision to exit certain product lines, and a $0.3 million of gain from the Alphaform acquisition in 2015 that did not recur. These increases were partially offset by a decrease in net income of $3.8 million, a decrease in deferred taxes of $0.1 million, a decrease in amortization of held-to-maturity securities of $0.1 million, as well as other adjustments of $1.5 million primarily related to unrealized gains on the translation of foreign currency denominated cash.

Cash flow from operating activities of $64.1 million during 2015 primarily consisted of net income of $46.5 million, adjusted for certain non-cash items, including depreciation and amortization of $14.1 million and stock-based compensation expense of $6.1 million. The cash flow from operating activities during 2015 compared to 2014 increased $2.4 million due to increases in net income of $4.9 million, depreciation and amortization of $3.0 million, deferred taxes of $4.7 million and stock-based compensation expense of $1.3 million, which were partially offset by a gain on acquisition of $0.3 million and decreases in amortization of held-to-maturity securities of $0.3 million and changes in operating assets and liabilities of $10.9 million.

Cash Flows from Investing Activities

Cash used in investing activities was $123.9 million for the year ended December 31, 2017, consisting of $110.5 million for the purchase of RAPID, $32.6 million for the purchase of property and equipment primarily to expand our production capacity, $20.0 million for the purchase of marketable securities and $8.8 million for the purchases of other assets and investments, which were partially offset by $48.0 million in proceeds from maturities and call redemption of marketable securities.

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

Cash Flows from Financing Activities

Cash provided by financing activities was $9.2 million for the year ended December 31, 2017, consisting of $5.0 million in short-term debt obligations and $8.6 million in proceeds from exercises of stock options, partially offset by $4.4 million for repurchases of common stock.

Cash provided by financing activities was $5.3 million for the year ended December 31, 2016, consisting of $5.7 million in proceeds from exercises of stock options, partially offset by $0.4 million for payments of acquisition-related contingent consideration.

Cash provided by financing activities was $4.7 million for the year ended December 31, 2015, consisting of $6.3 million in proceeds from exercises of stock options, partially offset by $0.2 million for payments of debt and $1.4 million for payments of acquisition-related contingent consideration.

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

Our future capital requirements will depend on many factors, including the following:

•	the revenue growth in Injection Molding, CNC Machining, 3D Printing and Sheet Metal product lines;

•	costs of operations, including costs relating to expansion and growth;

•	the emergence of competing or complementary technological developments;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual product rights, or participating in litigation-related activities; and

•	the acquisition of businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

Our annual capital expenditures generally have varied between approximately 8% and 19% of annual revenue. We believe future growth capital expenditures, excluding any expenditures for buildings and maintenance capital we might purchase for our operations, are likely to vary between approximately 8% and 12% of annual revenue.

Contractual Obligations

As of December 31, 2017, our contractual obligations and the effect such obligations are expected to have on our liquidity and cash flows in future periods were as follows:

		Payment Due by Period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating leases	$12,965	$4,322	$4,534	$3,923	$186
Total	$12,965	$4,322	$4,534	$3,923	$186

The table above reflects only payment obligations that are fixed and determinable. Our commitments for operating leases relate to three of our United States manufacturing facilities; our European sales, customer service and technical support offices; three manufacturing and office facilities located in Germany and Finland; and our Japan facility.

Financing Arrangements

The following table summarizes our financing arrangements as of December 31, 2017 and 2016:

	December 31,
(in thousands)	2017	2016

Revolving Credit Facility, with interest rates from 2.50% to 2.56%, due at maturity in November 2019	$5,000	$-
Total Financing Obligations	$5,000	$-

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

Revenue is recognized upon transfer of title and risk of loss, which is generally upon the shipment of parts in our Injection Molding, CNC Machining, 3D Printing, Sheet Metal and Other product lines.

As of January 1, 2018, the Company has adopted ASC 606, Revenue from Contracts with Customers, using the modified retrospective approach. The Company manufactures parts that have no alternative use to the Company (since the parts are custom made to specific customer orders), and the Company believes for certain customers there is a legally enforceable right to payment for performance completed to date on these manufactured parts. For those manufactured parts that meet these two criteria, the Company will recognize revenue over time.

Goodwill

We recognize goodwill in accordance with ASC 350, Intangibles—Goodwill and Other. Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment annually in the fourth quarter of each year, and is tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment charge for goodwill is recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount. As of December 31, 2017 no impairment charges for goodwill have been recognized.

Other Intangible Assets

We recognize other intangibles assets in accordance with ASC 350, Intangibles—Goodwill and Other. Other intangible assets include internally developed software, customer relationships and other intangible assets acquired from independent parties. Other intangible assets with a definite life are amortized over a period ranging from two to 10 years on a straight line basis. Other intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows generated by the asset. As of December 31, 2017 no impairment charges for intangible assets have been recognized.

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

The Black-Scholes option pricing model requires inputs such as the risk-free interest rate, expected term, expected volatility and expected dividend yield. We base the risk-free interest rate that we use in the Black-Scholes option pricing model on zero coupon U.S. Treasury instruments with maturities similar to the expected term of the award being valued. The expected term of stock options is estimated from the vesting period of the award and represents the weighted average period that our stock options are expected to be outstanding. We estimated the volatility of our stock price based on the historic volatility of our common stock. We have never paid and do not anticipate paying any cash dividends in the foreseeable future and, therefore, we use an expected dividend yield of zero in the option pricing model. We account for forfeitures as they occur.

The fair value of each new employee and non-employee director option awarded was estimated on the date of grant for the periods below using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2017	2016	2015

Risk-free interest rate	2.24 - 2.36%	1.53 - 2.68%	1.69 - 1.77%
Expected life (years)	6.50	6.50	5.50 - 6.50
Expected volatility	42.68 - 44.68%	44.38 - 45.93%	46.80 - 47.23%
Expected dividend yield	0%	0%	0%
Weighted average grant date fair value	$32.26	$26.61	$32.42

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

The fair value of each offering period was estimated using the Black-Scholes option pricing model with the following assumptions:

	Year ended December 31,
	2017	2016	2015

Risk-free interest rate	0.97 - 1.48%	0.56 - 0.59%	0.08 - 0.39%
Expected life (months)	6.00	6.00	6.00
Expected volatility	24.49 - 34.51%	39.51 - 49.13%	29.41 - 37.64%
Expected dividend yield	0.00%	0%	0%

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

We recognize stock-based compensation expense on a straight-line basis over the requisite service period. We recorded stock-based compensation expense relating to stock options, restricted stock awards and our ESPP of $8.6 million, $6.8 million and $6.1 million during the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had $3.8 million of unrecognized stock-based compensation costs related to unvested stock options that are expected to be recognized over a weighted average period of 3.3 years. We issued options to purchase 60,100, 117,480 and 110,335 shares of our common stock in 2017, 2016 and 2015, respectively.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, ASC 740 provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Including interest and penalties, we have established a liability for uncertain tax positions of $4.6 million as of December 31, 2017.

The effective tax rate decreased by 3.0% for the year ended December 31, 2017 when compared to 2016 primarily due to the impact of tax reform. The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The reduction to the U.S. tax rate resulted in revaluing deferred tax liabilities which provided a tax benefit of $4.2 million. At December 31, 2017, we have not completed our accounting for the tax effects of the enactment of the Act. However, we have made a reasonable estimate on the effects of the transition tax and recognized a provisional amount of $2.4 million which is included as a component of income tax expense from continuing operations. The foreign tax effects of the transition tax is based on our total post-1986 earnings and profits (E&P) that we previously deferred from U.S. income taxes. We have not yet completed our calculation of the total post-1986 E&P. Furthermore, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax or any additional outside basis difference inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations.

 Recently adopted accounting pronouncements

During the first quarter of 2017, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-09, Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, and classification in the statement of cash flows. As a result of the adoption, the amount in excess tax benefits from stock-based compensation is recorded in our provision for income taxes. For the three and twelve months ended December 31, 2017, the amount recorded in the provision for income taxes was $0.4 million and $0.7 million, respectively. Historically, these amounts were recorded as additional paid-in capital as required by the accounting pronouncements in force during the periods presented. In addition, for each period presented, cash flows related to excess tax benefits are now classified as an operating activity along with other income tax cash flows. Retrospective application of the cash flow presentation requirements resulted in an increase to net cash provided by operations and a decrease to net cash provided by financing activities of $2.5 million and $5.5 million for the twelve months ended December 31, 2016 and 2015, respectively.

In January 2017, the FASB issued ASU 2017-01, Business Combinations, which is intended to clarify the definition of a business to assist with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. This guidance will be effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years with early adoption permitted. The Company has elected to early adopt this guidance effective October 1, 2017. The impact on its consolidated financial statements is not material.

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

On July 9, 2015, the FASB voted to approve a deferral of the effective date of ASU 2014-09 by one year to December 15, 2017 for annual reporting periods beginning after that date. As of January 1, 2018, the Company has adopted the new revenue standard using the modified retrospective approach. The Company manufactures parts that have no alternative use to the Company (since the parts are custom made to specific customer orders), and the Company believes for certain customers there is a legally enforceable right to payment for performance completed to date on these manufactured parts. For those manufactured parts that meet these two criteria, the Company will recognize revenue over time. The expected transition adjustment to be recorded is an increase to the Company’s retained earnings balance on January 1, 2018 of $1.5 million.

In February 2016, the FASB issued ASU 2016-02, Leases, which introduces the balance sheet recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The guidance will be effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. The Company is evaluating the impact of the future adoption of this standard on its consolidated financial statements, but does not expect the impact to be material because the Company owns a majority of its buildings and significant assets.

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

We have not used forward contracts or currency borrowings to hedge our exposure to foreign currency risk. Foreign currency risk can be assessed by estimating the change in results of operations or financial position resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would generally not have a material impact on our financial position, but could have a material impact on our results of operations. We recognized foreign currency gains of $0.4 million and $1.4 million for the year ended December 31, 2017 and 2016, respectively and foreign currency losses of $0.5 million the year ended December 31, 2015.

Item 8. Financial Statements and Supplementary Data

Proto Labs, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Proto Labs, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Proto Labs, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

Minneapolis, Minnesota

February 23, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Proto Labs, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Proto Labs, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Proto Labs, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Rapid Manufacturing Group, LLC, which is included in the 2017 consolidated financial statements of the Company and constituted 3% of total assets as of December 31, 2017 and 1% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Rapid Manufacturing Group, LLC.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Proto Labs, Inc. as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Minneapolis, Minnesota

February 23, 2018

Proto Labs, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2017	2016

Assets
Current assets
Cash and cash equivalents	$36,707	$68,795
Short-term marketable securities	57,424	39,477
Accounts receivable, net of allowance for doubtful accounts of $757 and $442 as of December 31, 2017 and December 31, 2016, respectively	51,503	34,060
Inventory	11,271	9,310
Prepaid expenses and other current assets	6,267	5,697
Income taxes receivable	1,832	445
Total current assets	165,004	157,784
Property and equipment, net	166,440	139,474
Goodwill	128,504	28,916
Other intangible assets, net	19,084	2,655
Long-term marketable securities	37,034	84,479
Other long-term assets	2,672	933
Total assets	$518,738	$414,241

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$15,876	$11,322
Accrued compensation	12,100	7,670
Accrued liabilities and other	8,408	4,435
Short-term debt obligations	5,000	-
Income taxes payable	2,371	-
Total current liabilities	43,755	23,427
Long-term income taxes payable	2,181	-
Long-term deferred tax liabilities	6,966	7,003
Other long-term liabilities	4,621	3,978
Total liabilities	57,523	34,408

Shareholders' equity
Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding 0 shares as of December 31, 2017 and December 31, 2016, respectively	-	-
Common stock, $0.001 par value, authorized 150,000,000 shares; issued and outstanding 26,828,651 and 26,504,868 shares as of December 31, 2017 and December 31, 2016, respectively	27	26
Additional paid-in capital	241,725	213,857
Retained earnings	224,697	176,703
Accumulated other comprehensive loss	(5,234)	(10,753)
Total shareholders' equity	461,215	379,833
Total liabilities and shareholders' equity	$518,738	$414,241

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Comprehensive Income
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015

Statements of Operations:
Revenue	$344,490	$298,055	$264,106
Cost of revenue	150,648	131,118	109,703
Gross profit	193,842	166,937	154,403
Operating expenses
Marketing and sales	56,856	46,131	39,188
Research and development	23,560	22,388	18,350
General and administrative	41,200	36,651	29,716
Total operating expenses	121,616	105,170	87,254
Income from operations	72,226	61,767	67,149
Other income, net	2,209	2,454	712
Income before income taxes	74,435	64,221	67,861
Provision for income taxes	22,657	21,514	21,347
Net income	$51,778	$42,707	$46,514

Net income per share:
Basic	$1.94	$1.62	$1.79
Diluted	$1.93	$1.61	$1.77

Shares used to compute net income per share:
Basic	26,647,610	26,365,173	26,005,858
Diluted	26,845,071	26,564,639	26,320,284

Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustments	$5,519	$(5,541)	$(2,283)
Comprehensive income	$57,297	$37,166	$44,231

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Shareholders' Equity
(In thousands, except share and per share amounts)

	Common Stock		Additional		Accumulated Other
	Shares	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Total

Balance at January 1, 2015	25,838,110	26	180,960	87,482	(2,929)	265,539
Common shares issued on exercise of options and other	362,608	-	6,254	-	-	6,254
Excess tax benefit from stock option exercises	-	-	5,539	-	-	5,539
Stock-based compensation expense	-	-	6,082	-	-	6,082
Net income	-	-	-	46,514	-	46,514
Other comprehensive income
Foreign currency translation adjustment	-	-	-	-	(2,283)	(2,283)
Comprehensive income						44,231
Balance at December 31, 2015	26,200,718	$26	$198,835	$133,996	$(5,212)	$327,645
Common shares issued on exercise of options and other	304,150	-	5,715	-	-	5,715
Excess tax benefit from stock option exercises	-	-	2,532	-	-	2,532
Stock-based compensation expense	-	-	6,775	-	-	6,775
Net income	-	-	-	42,707	-	42,707
Other comprehensive income
Foreign currency translation adjustment	-	-	-	-	(5,541)	(5,541)
Comprehensive income						37,166
Balance at December 31, 2016	26,504,868	$26	$213,857	$176,703	$(10,753)	$379,833
Common shares issued on exercise of options and other	283,449	1	8,603	-	-	8,604
Common shares issued for RAPID acquisition	118,140	1	11,335	-	-	11,336
Stock-based compensation expense	-	-	8,558	-	-	8,558
Repurchases of Common Stock	(77,806)	(1)	(628)	(3,784)		(4,413)
Net income	-	-	-	51,778	-	51,778
Other comprehensive income
Foreign currency translation adjustment	-	-	-	-	5,519	5,519
Comprehensive income						57,297
Balance at December 31, 2017	26,828,651	$27	$241,725	$224,697	$(5,234)	$461,215

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2017	2016	2015

Operating activities
Net income	$51,778	$42,707	$46,514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,474	17,485	14,126
Stock-based compensation expense	8,558	6,775	6,082
Deferred taxes	1,174	2,780	2,837
Loss on impairment of assets	513	455	-
Gain on acquisition	-	-	(344)
Amortization of held-to-maturity securities	1,063	1,173	1,234
Other	(153)	(1,541)	-
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(9,933)	900	(11,371)
Inventories	(985)	136	(2,097)
Prepaid expenses and other	(691)	(1,312)	(2,047)
Income taxes	1,646	8,207	(2,310)
Accounts payable	3,176	(1,116)	5,781
Accrued liabilities and other	7,128	850	5,691
Net cash provided by operating activities	81,748	77,499	64,096

Investing activities
Purchases of property and equipment	(32,635)	(33,616)	(44,362)
Cash used for acquisitions, net of cash acquired	(110,533)	-	(5,032)
Purchases of other assets and investments	(8,742)	-	-
Purchases of marketable securities	(20,037)	(89,315)	(66,393)
Proceeds from maturities of marketable securities	47,972	62,176	52,193
Net cash used in investing activities	(123,975)	(60,755)	(63,594)

Financing activities
Payments on debt	-	-	(152)
Proceeds from issuance of debt	5,000	-	-
Acquisition-related contingent consideration	-	(400)	(1,400)
Repurchases of common stock	(4,410)	-	-
Proceeds from exercises of stock options and other	8,602	5,715	6,251
Net cash provided by financing activities	9,192	5,315	4,699
Effect of exchange rate changes on cash and cash equivalents	947	(917)	(877)
Net (decrease) increase in cash and cash equivalents	(32,088)	21,142	4,324
Cash and cash equivalents, beginning of period	68,795	47,653	43,329
Cash and cash equivalents, end of period	$36,707	$68,795	$47,653

Supplemental cash flow disclosure
Cash paid for interest	$19	$1	$5
Cash paid for taxes	$19,113	$9,802	$20,330

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Note 1 — Nature of Business

Organization and business

Proto Labs, Inc. and its subsidiaries (Proto Labs, the Company, we, us, or our) is an e-commerce driven digital manufacturer of quick-turn, on-demand injection-molded, computer numerical control (CNC) machined, 3D-printed and sheet metal-fabricated custom parts for prototyping and short-run production. The Company’s customers are product developers and engineers throughout the world who require a faster and less expensive way to obtain low volumes of parts. The Company’s proprietary technology eliminates most of the time-consuming and expensive skilled labor conventionally required to quote and manufacture parts in low volumes, and its customers conduct nearly all of their business with the Company over the Internet. The Company targets its product lines to the millions of product developers and engineers who use three-dimensional (3D) computer-aided design (CAD) software to design products across a diverse range of end-markets. The Company has established operations in the United States, Europe and Japan, which the Company believes are among the largest geographic markets where these product developers and engineers are located. The Company’s primary manufacturing product lines currently include Injection Molding, CNC Machining, 3D Printing and Sheet Metal. Proto Labs, Inc. is located in Maple Plain, Minnesota. The Company’s subsidiaries are:

Name	Location

PL-US International LLC	United States
Rapid Manufacturing Group LLC	United States
Rapid Sheet Metal LLC	United States
NH Rapid Machining LLC	United States
Rapid Wire and Cable LLC	United States
Proto Labs Ltd.	United Kingdom
PL Euro Services Ltd.	United Kingdom
PL International UK LLP	United Kingdom
PL International Holdings, UK, Ltd.	United Kingdom
Proto Labs Distribution, Ltd.	United Kingdom
PL DE Holding GmbH	Germany
Proto Labs GmbH	Germany
Proto Labs Eschenlohe GmbH	Germany
PL Finland Oy	Finland
Proto Labs AB	Sweden
Proto Labs, G.K.	Japan

Note 2 — Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, as listed within “Organization and business” above. All intercompany accounts and transactions have been eliminated in consolidation.

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

The Company follows ASC 350-40, Internal-Use Software, in accounting for internally developed software. As of December 31, 2017, $4.9 million of external software development costs were capitalized. As of December 31, 2016 and 2015, all internal use software projects were in the post-implementation/operation stage and therefore, no software development costs were capitalized.

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

Other Intangible Assets

Other intangible assets include internally developed software, customer relationships and other intangible assets acquired from other independent parties. Other intangible assets with a definite life are amortized over a period ranging from two to 10 years on a straight line basis. Other intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows generated by the asset. The amount of the impairment loss recorded is calculated by the excess of the asset’s carrying value over its fair value.

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

Revenue recognition

The Company recognizes revenue when it is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable and collectability is reasonably assured. Revenue is recognized upon transfer of title and risk of loss, which is generally upon the shipment of parts in our Injection Molding, CNC Machining, 3D Printing and Sheet Metal product lines. Freight billed to customers is included in revenues, and all freight expenses paid by the Company are included in cost of revenue.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Income taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (ASC 740). Under this method, the Company determines tax assets and liabilities based upon the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities and equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax basis of assets or liabilities and their reported amounts in the financial statements. Because the Company assumes that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, giving rise to a deferred tax asset or liability. The Company establishes a valuation allowance for any portion of its deferred tax assets that the Company believes may not be recognized.

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

Stock-based compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation (ASC 718). Under the fair value recognition provisions of ASC 718, the Company measures stock-based compensation cost at the grant date fair value and recognizes the compensation expense over the requisite service period, which is the vesting period, using a straight-line attribution method. The amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest. The Company accounts for forfeitures as they occur. Ultimately, the total expense recognized over the vesting period will only be for those awards that vest. The Company’s awards are not eligible to vest early in the event of retirement, however, the awards vest early in the event of a change in control.

In determining the compensation cost of the options granted, the fair value of options granted has been estimated on the date of grant using the Black-Scholes option-pricing model.

Advertising costs

Advertising is expensed as incurred and was approximately $10.7 million, $10.5 million and $10.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Research and development

Research and development expenses consist primarily of personnel and outside service costs related to the development of new processes and product lines, enhancement of existing product lines, quality assurance and testing. Research and development costs were approximately $23.6 million, $22.4 million and $18.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Business combinations

The Company accounts for business combinations in accordance with ASC 805, Business Combinations (ASC 805). On November 30, 2017, the Company acquired RAPID for $121.8 million, consisting of $110.5 million in cash and $11.3 million in the Company’s common stock.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Recently adopted accounting pronouncements

During the first quarter of 2017, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-09, Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, and classification in the statement of cash flows. As a result of the adoption, the amount in excess tax benefits from stock-based compensation is recorded in our provision for income taxes. For the three and twelve months ended December 31, 2017, the amount recorded in the provision for income taxes was $0.4 million and $0.7 million, respectively. Historically, these amounts were recorded as additional paid-in capital as required by the accounting pronouncements in force during the periods presented. In addition, for each period presented, cash flows related to excess tax benefits are now classified as an operating activity along with other income tax cash flows. Retrospective application of the cash flow presentation requirements resulted in an increase to net cash provided by operations and a decrease to net cash provided by financing activities of $2.5 million and $5.5 million for the twelve months ended December 31, 2016 and 2015, respectively.

In January 2017, the FASB issued ASU 2017-01, Business Combinations, which is intended to clarify the definition of a business to assist with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. This guidance will be effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years with early adoption permitted. The Company has elected to early adopt this guidance effective October 1, 2017. The impact on its consolidated financial statements is not material.

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

On July 9, 2015, the FASB voted to approve a deferral of the effective date of ASU 2014-09 by one year to December 15, 2017 for annual reporting periods beginning after that date. As of January 1, 2018, the Company has adopted the new revenue standard using the modified retrospective approach. The Company manufactures parts that have no alternative use to the Company (since the parts are custom made to specific customer orders), and the Company believes for certain customers there is a legally enforceable right to payment for performance completed to date on these manufactured parts. For those manufactured parts that meet these two criteria, the Company will recognize revenue over time. The expected transition adjustment to be recorded is an increase to the Company’s retained earnings balance on January 1, 2018 of $1.5 million.

In February 2016, the FASB issued ASU 2016-02, Leases, which introduces the balance sheet recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The guidance will be effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. The Company is evaluating the impact of the future adoption of this standard on its consolidated financial statements, but does not expect the impact to be material because the Company owns a majority of its buildings and significant assets.

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

The following table presents the calculation of net income per basic and diluted share attributable to common shareholders:

	Year Ended December 31,
(in thousands, except share and per share amounts)	2017	2016	2015

Net Income	$51,778	$42,707	$46,514

Basic - weighted-average shares outstanding:	26,647,610	26,365,173	26,005,858
Effect of dilutive securities:
Employee stock options, restricted stock and other	197,461	199,466	314,426
Diluted - weighted-average shares outstanding:	26,845,071	26,564,639	26,320,284
Net income per share attributable to common shareholders:
Basic	$1.94	$1.62	$1.79
Diluted	$1.93	$1.61	$1.77

Note 4 – Business Combinations

On November 30, 2017, the Company acquired Rapid Manufacturing Group, LLC (“RAPID”) for $121.8 million, consisting of $110.5 million in cash (net of cash acquired) and $11.3 million in the Company’s common stock. The operations of RAPID will be integrated into the operations of the Company.

RAPID is a New Hampshire-based custom parts supplier specializing in quick-turn sheet metal fabrication and CNC machining. With the acquisition, the Company will be able to offer its customers another quick-turn manufacturing service while expanding its CNC machining capabilities.

The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805. The fair value of the consideration paid exceeded the fair value of the assets acquired and liabilities assumed, which resulted in goodwill of $99.6 million. The goodwill primarily relates to synergies resulting from the acquisition and is deductible for tax purposes over a 15-year period.

The RAPID amortizable intangible assets were valued as of the acquisition date and were deemed to have a weighted-average useful life of 5.5 years. The customer relationships were valued at $7.5 million based on the Multi-Period Excess Earnings Method and are amortized over 6.0 years. The trade names were valued at $1.1 million based on the Relief-from-Royalty Method and are amortized over 2.0 years. The non-competition agreement was valued at $0.1 million based on the Discounted Cash Flow method and will be amortized over 5 years. The allocation of the purchase price to assets acquired and liabilities assumed is as follows:

(in thousands)
Assets acquired:
Current assets	$6,720
Goodwill	99,588
Other intangible assets	8,700
Other long-term assets	9,013
Total assets acquired	124,021

Liabilities assumed:
Current liabilities	2,067
Other long-term liabilities	85
Total liabilities assumed	2,152
Net assets acquired	$121,869

Cash paid	$115,288
Cash acquired	(4,755)
Net cash consideration	110,533
Equity portion of purchase price	11,336
Total purchase consideration	$121,869

The following unaudited pro forma information represents the Company’s results of operations as if the fiscal 2017 acquisition of RAPID had occurred at the beginning of fiscal 2016. These performance results may not be indicative of the actual results that would have occurred under the ownership and management of the Company.

	Year Ended December 31,
	2017	2016
(in thousands)	(unaudited)
Revenue	$386,677	$336,634
Net income	55,070	41,805

The unaudited pro forma net income for the year ended December 31, 2017 excludes transaction costs of approximately $1.9 million and includes the increase in estimated depreciation expense of approximately $0.9 million and the increase in estimated amortization expense of approximately $3.0 million. The unaudited pro forma net income for the year ended December 31, 2016 includes the impact of new stock options and restricted stock units granted to employees of approximately $0.2 million in connection with the acquisition, an increase in estimated depreciation expense of approximately $0.6 million and the increase in estimated amortization expense of approximately $3.1 million. The pro forma net income for the years ended December 31, 2017 and 2016 include the related tax effects of the adjustments. The pro forma information has been prepared for comparative purposes only and includes certain adjustments, as noted above. The adjustments are estimates based on currently available information and actual amounts may differ materially from these estimates. They do not reflect the effect of costs or synergies that would have been expected to result from the integration of the RAPID acquisition. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the RAPID acquisition occurred on January 1, 2016. The Company’s 2017 Consolidated Statements of Comprehensive Income include $3.6 million of revenue and $0.7 million of net loss related to RAPID. The net loss was primarily driven by $1.1 million of bonus payments to RAPID employees as a result of the acquisition.

On October 1, 2015, the Company acquired certain assets of Alphaform AG (Alphaform) through insolvency proceedings administered through the Insolvency Court of Munich, Germany. Included in the acquisition were select assets of Alphaform AG and Alphaform Claho GmbH and shares of Alphaform RPI Oy and Alphaform Ltd., for $5.0 million net cash consideration, which was funded with cash available in the United States and Europe. As of December 2016, the operations of Alphaform have been integrated into the operations of the Company.

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

The results of Alphaform since the date of acquisition and pro forma disclosures of the consolidated results of the Company with the full-year effects of Alphaform have not been separately presented since the impact to the Company's results of operations was not material.

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

(in thousands)
Assets acquired:
Current assets	$2,766
Other long-term assets	3,876
Total assets acquired	6,642

Liabilities assumed:
Current liabilities	1,266
Total liabilities assumed	1,266
Net assets acquired	$5,376

Cash paid	$5,570
Cash acquired	(538)
Total purchase consideration	$5,032
Gain recognized on bargain purchase	$344

Note 5 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016 were as follows:

(in thousands)	Dec. 31, 2015	Goodwill acquired during 2016	2016 Other	Dec. 31, 2016	Goodwill acquired during 2017	2017 Other	Dec. 31, 2017

United States	$28,916	$-	$(4,869)	$24,047	$99,588	$-	$123,635
Europe	-	-	4,239	4,239	-	-	4,239
Other	-	-	630	630	-	-	630
Total goodwill	$28,916	$-	$-	$28,916	$99,588	$-	$128,504

Effective in the fourth quarter of 2016, the Company changed its reportable segments to be based upon geographic regions, which also resulted in the revision of reporting units and the allocation of goodwill to the reportable segments. As described in Note 4 – Business Combinations, the Company acquired RAPID in November 2017. The fair value of the consideration paid exceeded the fair value of the assets acquired and liabilities assumed, which resulted in goodwill in the United States of $99.6 million.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Intangible assets other than goodwill for the years ended December 31, 2017 and 2016 were as follows:

	Year Ended December 31, 2017			Year Ended December 31, 2016				Weighted Average Useful Life
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Useful Life (in years)	Remaining (in years)
Intangible Assets with finite lives:
Marketing assets	$930	$(341)	$589	$930	$(248)	$682	10.0	6.3
Non-compete agreement	270	(190)	80	190	(190)	$-	2.0 - 5.0	5.0
Trade secrets	250	(183)	67	250	(133)	$117	5.0	1.3
Trade names	1,080	-	1,080	-	-	-	2.0	2.0
Internally developed software	680	(680)	-	680	(604)	$76	3.0	-
Software technology	8,229	-	8,229	-	-	-	10.0	10.0
Customer relationships	10,070	(1,031)	9,039	2,530	(750)	$1,780	6.0 - 9.0	5.4
Total intangible assets	$21,509	$(2,425)	$19,084	$4,580	$(1,925)	$2,655

Amortization expense for intangible assets was $0.5 million for the year ended December 31, 2017 and $0.7 million for each of the years ended December 31, 2016 and 2015, respectively.

The Company acquired a software company in December 2017, which was accounted for as an asset acquisition and resulted in an $8.2 million software technology intangible asset for the year ended December 31, 2017. The acquisition did not meet the definition of a business under ASC 805. The asset acquisition included an additional $5.0 million in contingent consideration to be recognized and paid upon completion of certain milestones over a 24 month period. The completion of each milestone will result in additional value to the software technology intangible asset. We did not recognize any of the contingent consideration for the year ended December 31, 2017 as the contingency was not resolved.

Estimated aggregated amortization expense based on the current carrying value of the amortizable intangible assets is as follows:

(in thousands)	Estimated Amortization Expense
2018	$3,060
2019	3,026
2020	2,470
2021	2,470
2022	2,470
Thereafter	5,588
Total estimated amortization expense	$19,084

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

The Company’s cash equivalents measured at fair value as of December 31, 2017 and 2016, respectively, consist of money market mutual funds. The Company determines the fair value of these financial assets using Level I inputs.

The following tables summarizes financial assets as of December 31, 2017 and 2016 measured at fair value on a recurring basis:

	December 31, 2017			December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Financial Assets:
Cash and cash equivalents
Money market mutual funds	$3,034	$-	$-	$11,771	$-	$-
Total	$3,034	$-	$-	$11,771	$-	$-

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Note 7 – Marketable Securities

The Company invests in short-term and long-term agency, municipal, corporate and other debt securities. The securities are categorized as held-to-maturity and are recorded at amortized cost. Categorization as held-to-maturity is based on the Company’s ability and intent to hold these securities to maturity. Information regarding the Company’s short-term and long-term marketable securities as of December 31, 2017 and 2016 is as follows:

	December 31, 2017
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government agency securities	$32,320	$-	$(199)	$32,121
Corporate debt securities	29,806	-	(128)	29,678
U.S. municipal securities	28,364	-	(104)	28,260
Certificates of deposit/time deposits	3,968	-	(32)	3,936
Total marketable securities	$94,458	$-	$(463)	$93,995

	December 31, 2016
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government agency securities	$31,706	$1	$(141)	$31,566
Corporate debt securities	38,490	2	(147)	38,345
U.S. municipal securities	46,578	1	(187)	46,392
Certificates of deposit/time deposits	7,182	12	(22)	7,172
Total marketable securities	$123,956	$16	$(497)	$123,475

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

Proto Labs, Inc.

Notes to Consolidated Financial Statements

The December 31, 2017 balance of held-to-maturity debt securities by contractual maturity is shown in the following table at amortized cost. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

December 31,
(in thousands)	2017

Due in one year or less	$57,424
Due after one year through five years	37,034
Total marketable securities	$94,458

Note 8 – Property and Equipment

Property and equipment consists of the following:

	December 31,
(in thousands)	2017	2016

Land	$8,910	$8,805
Buildings and improvements	49,921	48,467
Machinery and equipment	148,535	114,729
Computer hardware and software	17,634	15,053
Leasehold improvements	6,634	6,688
Construction in progress	8,988	3,491
Total	240,622	197,233
Accumulated depreciation and amortization	(74,182)	(57,759)
Property and equipment, net	$166,440	$139,474

      Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $18.0 million, $16.8 million and $13.4 million, respectively.

Note 9 – Inventory

Inventory consists primarily of raw materials, which are recorded at the lower of cost or market using the average-cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.

The Company’s inventory consists of the following:

	December 31,
(in thousands)	2017	2016

Raw materials	$9,767	$8,057
Work in progress	1,998	1,531
Total inventory	11,765	9,588
Allowance for obsolescence	(494)	(278)
Inventory, net of allowance	$11,271	$9,310

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Note 10 – Financing Obligations

The Company’s debt consists of the following:

	December 31,
(in thousands)	2017	2016

Revolving Credit Facility, with interest rates from 2.50% to 2.56%, due at maturity in November 2019	$5,000	$-
Total Financing Obligations	$5,000	$-

The Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as lender on November 27, 2017. The Credit Agreement provides the Company with a committed $30 million unsecured revolving credit facility (the “Facility”), which includes a $5 million letter of credit sub-facility. The commitments under the Facility will expire on November 30, 2019, and any loans outstanding on such date will mature and be payable on such date. The Company’s obligations under the Credit Agreement are guaranteed by the Company’s domestic subsidiaries. Loans under the Facility bear interest at a rate per annum equal to, at the election of the Company, either (i) a fluctuating rate per annum equal to daily one month LIBOR plus 1%, or (ii) a fixed rate per annum equal to LIBOR for an interest period of one, two or six months (as designated by the Company) plus 1%. In addition, the Company will pay a commitment fee on the average daily unused amount of the Facility at a rate per annum equal to 0.15%.

Note 11 – Employee Benefit Plans

The Company maintains a 401(k) retirement plan that covers employees in the United States. Under the plan, a full-time or regular part-time (over 20 hours/week) employee becomes a participant after completing three months of employment. Employees may elect to contribute up to 50 percent of regular gross pay, subject to federal law limits on the dollar amount that participants may contribute to the plan, each calendar year. The Company matches part of the employee contributions and may make a discretionary contribution to the plan. Total employer contributions were approximately $1.9 million, $1.6 million and $1.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company also sponsors a defined contribution retirement plan that covers the employees in the United Kingdom. Total employer contributions were approximately $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 12 – Stock-Based Compensation

The Company has two equity incentive plans: the 2000 Stock Option Plan (2000 Plan) and the 2012 Long-Term Incentive Plan (2012 Plan). Upon the adoption of the 2012 Plan on February 21, 2012, all shares that were reserved but not issued under the 2000 Plan were assumed by the 2012 Plan. No additional shares will be issued under the 2000 Plan. Under the 2012 Plan, the Company has the ability to grant stock options, stock appreciation rights (SARs), restricted stock, performance stock, stock units, other stock-based awards and cash incentive awards. Awards under the 2012 Plan have a maximum term of ten years from the date of grant. The compensation committee of the board of directors may provide that the vesting or payment of any award will be subject to the attainment of specified performance measures in addition to the satisfaction of any continued service requirements, and the compensation committee will determine whether such measures have been achieved. The per share exercise price of stock options and SARs granted under the 2012 Plan generally may not be less than the fair market value of a share of our common stock on the date of the grant. Restricted stock is valued at fair market value on the date of grant.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

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

Employees purchased 41,307 and 40,279 shares of common stock under the ESPP at an average exercise price of $48.91 and $48.38 during 2017 and 2016, respectively. As of December 31, 2017, 1,244,007 shares remained available for future issuance under the ESPP.

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

The expected term of stock options is estimated from the vesting period of the award and represents the weighted average period that the Company's stock options are expected to be outstanding. The Company estimates the volatility of its stock price based on the historic volatility of its common stock. The Company bases the risk-free interest rate that it uses in the Black-Scholes option pricing model on U.S. Treasury instruments with maturities similar to the expected term of the award being valued. The Company has never paid and does not anticipate paying, any cash dividends in the foreseeable future and, therefore, the Company uses an expected dividend yield of zero in the option pricing model. The Company accounts for forfeitures as they occur. The Company allocates stock-based compensation expense on a straight-line basis over the requisite service period.

The following table summarizes stock-based compensation expense for the years ended December 31, 2017, 2016 and 2015, respectively:

	Year Ended December 31,
(in thousands)	2017	2016	2015

Stock options, restricted stock and other	$7,954	$6,177	$5,580
Employee stock purchase plan	604	598	502
Total stock-based compensation expense	$8,558	$6,775	$6,082

Cost of revenue	$970	$691	$513
Operating expenses:
Marketing and sales	1,429	977	1,074
Research and development	1,091	1,396	1,285
General and administrative	5,068	3,711	3,210
Total stock-based compensation expense	$8,558	$6,775	$6,082

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Stock Options

The following table provides the assumptions used in the Black-Scholes option pricing model for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017			2016			2015

Risk-free interest rate	2.24	-	2.36%	1.53	-	2.68%	1.69	-	1.77%
Expected life (years)		6.50			6.50		5.50	-	6.50
Expected volatility	42.68	-	44.68%	44.38	-	45.93%	46.80	-	47.23%
Expected dividend yield		0%			0%			0%
Weighted average grant date fair value		$32.26			$26.61			$32.42

The following table summarizes stock option activity and the weighted average exercise price for the years ended December 31, 2017, 2016 and 2015:

		Weighted-
		Average
	Stock Options	Exercise Price

Options outstanding at January 1, 2015	998,987	$26.49
Granted	110,335	67.36
Exercised	(316,761)	14.36
Cancelled	(26,519)	51.72
Options outstanding at December 31, 2015	766,042	36.52
Granted	117,480	57.99
Exercised	(226,164)	16.65
Cancelled	(87,719)	61.41
Options outstanding at December 31, 2016	569,639	45.00
Granted	60,100	69.06
Exercised	(187,313)	35.93
Cancelled	(43,371)	61.02
Options outstanding at December 31, 2017	399,055	$51.13

Exercisable at December 31, 2017	239,482	$42.08

The outstanding options have a term of 10 years. For employees, options that have been granted become exercisable ratably over the vesting period, which is generally a five-year period, beginning on the first anniversary of the grant date, subject to the employee’s continuing service to the Company. For directors, options generally become exercisable in full on the first anniversary of the grant date.

The total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015, was $7.0 million, $11.1 million and $18.6 million, respectively. The aggregate intrinsic value represents the cumulative difference between the fair market value of the underlying common stock and the option exercise prices.

For options outstanding at December 31, 2017, the weighted-average remaining contractual term was 5.2 years and the aggregate intrinsic value was $20.7 million. For options exercisable at December 31, 2017, the weighted-average remaining contractual term was 3.2 years and the aggregate intrinsic value was $14.6 million. Refer to the table below for additional information.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

The following table summarizes information about stock options outstanding at December 31, 2017:

			Options Outstanding, Vested and Expected to Vest			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)

$3.67	to	$7.85	6,000	1.33	$5.56	6,000	$5.56
	$7.86		53,100	1.44	7.86	53,100	7.86
$7.87	to	$31.43	47,788	4.03	26.68	47,788	26.68
$31.44	to	$47.15	7,816	1.76	47.08	5,390	47.08
$47.16	to	$66.87	179,032	6.23	58.35	78,874	58.83
$66.88	to	$96.20	105,319	6.29	74.69	48,330	71.57

The fair value of share-based payment transactions is recognized in the consolidated statements of comprehensive income. As of December 31, 2017, there was $3.8 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 3.3 years. The total fair value of options vested was $2.8 million, $3.6 million and $2.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The following table summarizes restricted stock activity for the years ended December 31, 2017, 2016 and 2015:

		Weighted-
		Average
		Grant Date
	Restricted	Fair Value
	Stock Awards	Per Share

Restricted stock at January 1, 2015	76,574	$69.27
Granted	68,580	68.89
Restrictions lapsed	(16,863)	69.25
Forfeited	(3,898)	72.14
Restricted stock at December 31, 2015	124,393	68.97
Granted	161,555	59.37
Restrictions lapsed	(41,415)	67.78
Forfeited	(29,428)	63.23
Restricted stock at December 31, 2016	215,105	62.78
Granted	210,744	63.70
Restrictions lapsed	(60,102)	63.60
Forfeited	(30,916)	61.99
Restricted stock at December 31, 2017	334,831	$63.29

As of December 31, 2017, there was $17.5 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 3.8 years.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Performance Stock

Performance Stock Units (PSUs) are expressed in terms of a target number of PSUs, with anywhere between 0 percent and 150 percent of that target number capable of being earned and vesting at the end of a three-year performance period depending on the Company’s performance in the final year of the performance period and the award recipient’s continued employment.

The following table summarizes performance stock activity for the years ended December 31, 2017, 2016 and 2015:

Weighted-
Average
Grant Date
	Performance	Fair Value
	Stock Awards	Per Share

Performance stock at January 1, 2015	-	$-
Granted	-	-
Restrictions lapsed	-	-
Forfeited	-	-
Performance stock at December 31, 2015	-	-
Granted	-	-
Restrictions lapsed	-	-
Forfeited	-	-
Performance stock at December 31, 2016	-	-
Granted	25,707	58.35
Restrictions lapsed	-	-
Forfeited	-	-
Performance stock at December 31, 2017	25,707	$58.35

As of December 31, 2017, there was $1.1 million of unrecognized compensation expense related to non-vested performance stock, which is expected to be recognized over a weighted-average period of 2.1 years.

 Employee Stock Purchase Plan

The following table presents the assumptions used to estimate the fair value of the ESPP during the years ended December 31, 2017, 2016 and 2015:

	Year ended December 31,
	2017			2016			2015

Risk-free interest rate	0.97	-	1.48%	0.56	-	0.59%	0.08	-	0.39%
Expected life (months)		6.00			6.00			6.00
Expected volatility	24.49	-	34.51%	39.51	-	49.13%	29.41	-	37.64%
Expected dividend yield		0%			0%			0%

Note 13 – Commitments

The Company leases property from third parties. The Company leases three of its U.S. facilities with terms expiring at various times from 2018 to 2022. The Company also leases office space in the United Kingdom, France, Germany and Italy with terms expiring at various times from 2018 to 2023. The Company leases an office and manufacturing space in Japan, and the initial term expires in April 2023. The Company also leases office and manufacturing space in Germany and Finland with terms expiring at various times from 2018 to 2022.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Future minimum commitments under non-cancelable leases at December 31, 2017, are as follows:

Operating Leases
(in thousands)
Years Ending December 31,
2018	$4,322
2019	2,508
2020	2,026
2021	1,975
2022	1,948
After 2022	186
Total future minimum lease payments	$12,965

Rental expense was approximately $3.0 million, $3.6 million and $1.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

 The Company acquired a software company in December 2017, which was accounted for as an asset acquisition. The asset acquisition included an additional $5.0 million in contingent consideration to be recognized and paid upon completion of certain milestones over a 24-month period. The completion of each milestone will result in additional value to the software technology intangible asset. We did not recognize any of the contingent consideration for the year ended December 31, 2017 as the contingency was not resolved.

Note 14 – Accumulated Other Comprehensive Loss

Other comprehensive loss is comprised entirely of foreign currency translation adjustments. The following table presents the changes in accumulated other comprehensive loss balances for the years ending December 31, 2017, 2016 and 2015, respectively:

	Year Ended December 31,
(in thousands)	2017	2016	2015

Foreign currency translation adjustments
Balance at beginning of period	$(10,753)	$(5,212)	$(2,929)
Other comprehensive income (loss) before reclassifications	5,519	(5,541)	(2,283)
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-
Net current-period other comprehensive income (loss)	5,519	(5,541)	(2,283)
Balance at end of period	$(5,234)	$(10,753)	$(5,212)

Note 15 – Income Taxes

The Company is subject to income tax in multiple jurisdictions and the use of estimates is required to determine the provision for income taxes. For the years ended December 31, 2017, 2016 and 2015, the Company recorded an income tax provision of $22.7 million, $21.5 million and $21.3 million, respectively. The effective income tax rate for the years ended December 31, 2017, 2016 and 2015 was 30.4 percent, 33.4 percent and 31.5 percent, respectively.

The effective tax rate decreased by 3.0% for the year ended December 31, 2017 when compared to 2016 primarily due to the impact of tax reform. The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The reduction to the U.S. tax rate resulted in revaluing deferred tax liabilities which provided a tax benefit of $4.2 million. At December 31, 2017, we have not completed our accounting for the tax effects of the enactment of the Act. However, we have made a reasonable estimate on the effects of the transition tax and recognized a provisional amount of $2.4 million which is included as a component of income tax expense from continuing operations. The foreign tax effects of the transition tax is based on our total post-1986 earnings and profits (E&P) that we previously deferred from U.S. income taxes. We have not yet completed our calculation of the total post-1986 E&P. Furthermore, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax or any additional outside basis difference inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations.

The provision for income taxes is based on income before income taxes reported for financial statement purposes. The components of income before income taxes are as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015

Domestic	$69,929	$59,232	$59,421
Foreign	4,506	4,989	8,440
Total	$74,435	$64,221	$67,861

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Significant components of the provision for income taxes for the following periods are as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015

Current:
Federal	$17,808	$15,119	$15,845
State	1,367	1,091	1,074
Foreign	2,215	2,439	1,591
Deferred
Federal	865	2,758	2,798
State	193	75	(38)
Foreign	(1,918)	(1,960)	294
Valuation Allowance	2,127	1,992	(217)
Total	$22,657	$21,514	$21,347

A reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2017	2016	2015

Federal tax statutory rate	35.0%	35.0%	35.0%
State tax (net of federal benefit)	1.7	0.6	0.5
Qualified subsidiary election	(0.6)	(0.8)	0.6
Valuation allowance against deferred tax assets	2.9	3.1	(0.3)
Research and development credit	(2.2)	(2.2)	(2.9)
Foreign rate differential	(1.9)	(2.8)	(1.8)
Tax reserves	0.9	1.4	1.5
Domestic manufacturing deduction	(2.5)	(1.8)	(1.4)
Miscellaneous	(0.4)	0.9	0.3
Transition tax	3.2	-	-
Revaluation of deferred tax liability	(5.7)	-	-
Total	30.4%	33.4%	31.5%

As a result of the Tax Cuts and Jobs Act enacted on December 22, 2017, we have recorded a transition tax and recognized a provisional amount of $2.4 million which is included as a component of our 2017 income tax expense from continuing operations. In addition, we recorded a tax benefit of $4.2 million in 2017 resulting from the revaluation of our net deferred tax liabilities utilizing the new U.S. federal corporate income tax rate.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Significant components of deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2017	2016

Deferred tax assets:
Accrued expenses	$756	$857
Warrants and stock options	2,309	3,226
Intangibles	429	612
Inventories	220	169
Other assets	625	983
Net operating loss	6,374	4,333
Less valuation allowance	(6,633)	(4,559)
Total deferred tax assets	4,080	5,621
Deferred tax liabilities:
Depreciation	(9,528)	(10,860)
Goodwill	(1,518)	(1,764)
Total deferred tax liabilities	(11,046)	(12,624)
Net deferred tax liability	$(6,966)	$(7,003)

The Company has recorded no U.S. deferred taxes related to the undistributed earnings of its non-U.S. subsidiaries as of December 31, 2017. Such amounts are intended to be reinvested outside of the United States indefinitely. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings. As of December 31, 2017, the Company had accumulated undistributed earnings in non-U.S. subsidiaries of $26.5 million.

As of December 31, 2017, the Company had estimated net operating loss carry forwards of $21.9 million for tax purposes. The net operating losses relate to operations in Japan and Germany. Japan losses can be carried forward for ten years but are limited to 50 percent of taxable income. Germany net operating losses may be carried forward without any time limitations but are limited to €1 million, plus 50 percent of taxable income exceeding €1 million. Japan net operating losses begin to expire at various dates between 2018 and 2026. The Company’s Japan operations are taxed both by local authorities and in the U.S. Accordingly, a portion of Japan net operating losses has been recognized as a benefit in the U.S.

The Company establishes valuation allowances for deferred tax assets when, after consideration of all positive and negative evidence, it is considered more-likely-than-not that a portion of the deferred tax assets will not be realized. The Company's valuation allowances of $6.6 million and $4.6 million at December 31, 2017 and 2016, respectively, reduce the carrying value of deferred tax assets associated with certain net operating loss carry forwards and other assets with insufficient positive evidence for recognition. The increase in the valuation allowance is primarily attributable to fluctuations in foreign currency and the net operating losses incurred in Japan and Germany in 2017.

The Company files a U.S. federal income tax return and income tax returns in various states and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state, or foreign income tax examinations by tax authorities for years before 2013.

The Company has liabilities related to unrecognized tax benefits totaling $4.2 million and $3.8 million at December 31, 2017 and 2016, respectively, that if recognized would result in a reduction of the Company’s effective tax rate. The liabilities are classified as other long-term liabilities in the accompanying consolidated balance sheets. The Company does not anticipate that total unrecognized tax benefits will materially change in the next twelve months. The Company recognizes interest and penalties related to income tax matters in income tax expense and reports the liability in current or long-term income taxes payable as appropriate. Interest and penalties were immaterial for each of the years ended December 31, 2017, 2016 and 2015.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2017	2016

Balance at beginning of period	$3,796	$2,769
Additions for tax positions of current year	831	1,077
Additions for tax positions of prior years	48	170
Decrease related to expiration of statutes of limitations	(442)	(220)
Balance at period end	$4,233	$3,796

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

Note 17 – Segment Reporting

The Company’s reportable segments are based on the internal reporting used by the Company’s CEO, who is the chief operating decision maker (CODM), to assess operating performance and make decisions about the allocation of resources. The Company’s reportable segments are based upon geographic region, consisting of the United States and Europe. The Corporate Unallocated and Japan category includes non-reportable segments, as well as research and development and general and administrative costs that are global in nature and that the Company does not allocate directly to its operating segments.

Revenue in the United States is derived from Injection Molding, CNC Machining, 3D Printing and Sheet Metal product lines. Revenue in Europe is derived from Injection Molding, CNC Machining, and 3D Printing product lines. Revenue in Japan is derived from Injection Molding and CNC Machining product lines. Injection Molding revenue consists of sales of custom injection molds and injection-molded parts. CNC Machining revenue consists of sales of CNC-machined customer parts. 3D Printing revenue consists of sales of 3D-printed parts. Sheet Metal revenue consists of sales of fabricated sheet metal parts.

The accounting policies of the reportable segments are the same as those described in Note 2 – Summary of Significant Accounting Policies. Intercompany transactions primarily relate to intercontinental activity and have been eliminated and are excluded from the reported amounts. The difference between income from operations and pre-tax income relates to foreign currency-related gains and losses and interest income on cash balances and investments, which are not allocated to business segments.

Revenue and income from operations by reportable segment are as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Revenue:
United States	$263,086	$223,930	$208,018
Europe	70,154	63,365	47,433
Japan	11,250	10,760	8,655
Total revenue	$344,490	$298,055	$264,106

Proto Labs, Inc.

Notes to Consolidated Financial Statements

	Year Ended December 31,
(in thousands)	2017	2016	2015
Income from Operations:
United States	$103,136	$89,308	$86,450
Europe	12,846	11,657	13,304
Corporate Unallocated and Japan	(43,756)	(39,198)	(32,605)
Total income from operations	$72,226	$61,767	$67,149

Total long-lived assets, expenditures for additions to long-lived assets and depreciation and amortization expense are as follows:

	December 31,	December 31,	December 31,
(in thousands)	2017	2016	2015
Long-lived assets:
United States	$125,308	$108,650	$98,633
Europe	33,691	23,199	23,636
Japan	7,441	7,625	3,206
Total long-lived assets	$166,440	$139,474	$125,475

	Year Ended December 31,
(in thousands)	2017	2016	2015
Expenditures for additions to long-lived assets:
United States	$20,370	$21,190	$32,560
Europe	11,704	5,954	10,396
Japan	561	6,472	1,406
Total expenditures for additions to long-lived assets	$32,635	$33,616	$44,362

	Year Ended December 31,
(in thousands)	2017	2016	2015
Depreciation and Amortization:
United States	$13,267	$12,533	$11,596
Europe	4,174	3,386	2,132
Japan	1,033	1,566	398
Total depreciation and amortization	$18,474	$17,485	$14,126

Proto Labs, Inc.

Notes to Consolidated Financial Statements

The Company’s revenue is derived primarily from its Injection Molding, CNC Machining, 3D Printing and Sheet Metal product lines. Total revenue by product lines is as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015

Revenue:
Injection Molding	$194,432	$175,974	$163,387
CNC Machining	103,739	81,407	74,368
3D Printing	43,329	37,847	25,132
Sheet Metal	1,767	-	-
Other Product	1,223	2,827	1,219
Total revenue	$344,490	$298,055	$264,106

Note 18 – Subsequent Events

None.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the timeframes specified in the SEC’s rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 framework). Based on the assessment, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting is effective. The Company’s registered public accounting firm’s attestation report on the Company’s internal control over financial reporting is provided in Part II, Item 8 of this Annual Report on Form 10-K.

 Management has excluded certain elements of RAPID from its assessment of internal control over financial reporting as of December 31, 2017 given that the acquisition of RAPID was not consummated until November 2017. Subsequent to the acquisition, RAPID maintained its revenue, inventory and payroll systems and processing through the year ended December 31, 2017. Those elements of the acquired business’s internal control over financial reporting that were not fully integrated into the Company’s existing internal control over financial reporting during 2017 have been excluded from management’s assessment of the effectiveness of internal control over financial reporting. RAPID is a wholly-owned subsidiary of the Company; its combined total assets and total revenues excluded from our assessment represent approximately 3% and 1%, respectively, of the related consolidated financial statements amounts as of the year ended December 31, 2017.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item with respect to Item 401 relating to executive officers is contained in Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant” and with respect to other information relating to our directors will be set forth in our 2018 Proxy Statement under the caption “Proposal 1 — Election of Directors,” which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

The information required by this item under Item 405 of Regulation S-K is incorporated herein by reference to the section titled “Corporate Governance — Section 16(a) Beneficial Ownership Reporting Compliance” of our 2018 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The information required by this item under Items 407 (c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference to the section titled “Corporate Governance” of our 2015 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Item 11. Executive Compensation

Information related to this item is incorporated herein by reference to the sections titled “Compensation Discussion and Analysis,” “Corporate Governance — Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” of our 2018 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information related to security ownership required by this item is incorporated herein by reference to the section titled “Security Ownership of Certain Beneficial Owners and Management” of our 2018 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. Information related to our equity compensation plans required by this item is incorporated herein by reference to the section titled “Compensation Discussion and Analysis – Information Regarding Equity-Based Compensation Plans” of our 2018 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference to the sections titled “Corporate Governance — Certain Relationships and Related Party Transactions,” and “Corporate Governance — Director Independence” of our 2018 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference to the section titled “Fees Paid to Independent Registered Public Accounting Firm” of our 2018 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Proto Labs, Inc.

Date: February 23, 2018	/s/ Victoria M. Holt
Victoria M. Holt
President and Chief Executive Officer (Principal Executive Officer)

Date: February 23, 2018	/s/ John A. Way
John A. Way
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: February 23, 2018	/s/ Victoria M. Holt
Victoria M. Holt
President and Chief Executive Officer and Director (Principal Executive Officer)

Date: February 23, 2018	/s/ John A. Way
John A Way

Chief Financial Officer

(Principal Financial and Accounting Officer)

Chairman of the Board of Directors:

Sven A. Wehrwein*

Directors:

Archie C. Black*

Sujeet Chand*

Rainer Gawlick*

John B. Goodman*

Donald G. Krantz*

*Victoria M. Holt, by signing her name hereto, does hereby sign this document on behalf of each of the above named officers and directors of the registrant pursuant to powers of attorney duly executed by such persons and filed as an exhibit hereto.

Date: February 23, 2018	/s/ Victoria M. Holt
Victoria M. Holt
President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX
Exhibit Number	Description of Exhibit
2.1(30)

Membership Interest Purchase Agreement, dated November 16, 2017, by and among Proto Labs, Inc., Rapid Manufacturing Group, LLC and the members listed therein. (Certain schedules and exhibits have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.)

3.1(1)	Third Amended and Restated Articles of Incorporation of Proto Labs, Inc.
3.2(27)	Articles of Amendment to Third Amended and Restated Articles of Incorporation of Proto Labs, Inc. dated May 20, 2015
3.3(2)	Second Amended and Restated By-Laws of Proto Labs, Inc, as amended through November 8, 2016.
4.1(3)	Form of certificate representing common shares of Proto Labs, Inc.
10.1(4)#	2012 Long-Term Incentive Plan, as amended as of August 5, 2015
10.2(5)#	Form of Incentive Stock Option Agreement under 2012 Long-Term Incentive Plan
10.3(6)#	Form of Non-Statutory Stock Option Agreement (Directors) under 2012 Long-Term Incentive Plan
10.4(7)#	Form of Non-Statutory Stock Option Agreement (U.S. Employees) under 2012 Long-Term Incentive Plan
10.5(8)#	Form of Non-Statutory Stock Option Agreement (U.K. Employees) under 2012 Long-Term Incentive Plan
10.6(9)#	Employee Stock Purchase Plan
10.7(10)	Stock Subscription Warrant issued to John B. Tumelty
10.8(11)#	2000 Stock Option Plan, as amended
10.9(12)#	Form of Incentive Stock Option Agreement under 2000 Stock Option Plan
10.10(13)#	Form of Non-Statutory Stock Option Agreement (Directors) under 2000 Stock Option Plan
10.11(14)#	Form of Non-Statutory Stock Option Agreement (U.S. Employees) under 2000 Stock Option Plan
10.12(15)#	Form of Non-Statutory Stock Option Agreement (U.S. Employees) under 2000 Stock Option Plan
10.13(16)#	Form of Non-Statutory Stock Option Agreement (U.K. Employees) under 2000 Stock Option Plan
10.14(17)#	Amended and Restated Credit Agreement, dated as of September 30, 2011, between Proto Labs, Inc. and Wells Fargo Bank, N.A.
10.15(18)#	Credit Agreement, dated November 27, 2017, by and among Proto Labs and Wells Fargo Bank, National Association
10.16(19)#	Form of U.S. Severance Agreement
10.17(20)#	Form of UK Severance Agreement
10.18(21)#	Executive Employment Agreement, dated February 6, 2014, by and between Proto Labs, Inc. and Victoria M. Holt
10.19(22)#	Form of Restricted Stock Agreement under 2012 Long-Term Incentive Plan for the initial grant to Victoria M. Holt
10.20(23)#	Form of Restricted Stock Unit Agreement under 2012 Long-Term Incentive Plan (U.S. Employees)
10.21(24)#	Form of Restricted Stock Unit Agreement under 2012 Long-Term Incentive Plan (U.K. Employees)
10.22(25)#	Form of Restricted Stock Unit Agreement under 2012 Long-Term Incentive Plan (Directors)
10.23(26)#	Severance Agreement, dated December 18, 2014, by and between Proto Labs, Inc. and John A. Way
10.24(28)#	Form of Severance Agreement with Executive Officers
10.25(29)#	Form of Performance Stock Unit Agreement under 2012 Long-Term Incentive Plan
21.1	Subsidiaries of Proto Labs, Inc.
23.1	Consent of Ernst & Young LLP
24.1	Powers of Attorney
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the Commission on November 8, 2016.
(3)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 1, 2012.
(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed with the Commission on November 3, 2015.
(5)	Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(6)	Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(7)	Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(8)	Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(9)	Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(10)	Incorporated by reference to Exhibit 99.7 to the Company’s Registration Statement on Form S-8 (File No. 333-179651), filed with the Commission on February 23, 2012.
(11)	Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(12)	Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(13)	Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(14)	Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(15)	Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(16)	Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(17)	Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on October 26, 2011.
(18)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the Commission on December 1, 2017.
(19)	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K, filed with the Commission on March 1, 2013.
(20)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed with the Commission on May 8, 2013.
(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the Commission on February 6, 2014.
(22)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed with the Commission on February 6, 2014.
(23)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the Commission on February 12, 2014.
(24)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed with the Commission on February 12, 2014.
(25)	Incorporated by reference to Exhibit 99.6 to the Company's Registration Statement on Form S-8 (file No. 333-194272), filed with the Commission on March 3, 2014.
(26)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the Commission on December 19, 2014.
(27)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the Commission on May 21, 2015.
(28)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the Commission on April 6, 2015.
(29)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the Commission on February 17, 2017.
(30)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed with the Commission on November 21, 2017.

#	Indicates management contract or compensatory plan or arrangement.

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