Form 10-Q
period 2018-03-31
Proto Labs Inc
filed 2018-05-01
CIK 1443669

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,934,901 shares of Common Stock, par value $0.001 per share, were outstanding at April 26, 2018.

Proto Labs, Inc.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Proto Labs, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$45,095	$36,707
Short-term marketable securities	53,467	57,424
Accounts receivable, net of allowance for doubtful accounts of $788 and $757 as of March 31, 2018 and December 31, 2017, respectively	58,464	51,503
Inventory	9,506	11,271
Prepaid expenses and other current assets	8,106	6,267
Income taxes receivable	-	1,832
Total current assets	174,638	165,004
Property and equipment, net	187,863	166,440
Goodwill	128,752	128,504
Other intangible assets, net	19,319	19,084
Long-term marketable securities	30,667	37,034
Other long-term assets	2,670	2,672
Total assets	$543,909	$518,738

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$18,358	$15,876
Accrued compensation	9,736	12,100
Accrued liabilities and other	10,809	8,408
Short-term debt obligations	-	5,000
Income taxes payable	2,962	2,371
Total current liabilities	41,865	43,755
Long-term income taxes payable	2,181	2,181
Long-term deferred tax liabilities	7,582	6,966
Other long-term liabilities	4,605	4,621
Total liabilities	56,233	57,523

Shareholders' equity
Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding 0 shares as of each of March 31, 2018 and December 31, 2017	-	-
Common stock, $0.001 par value, authorized 150,000,000 shares; issued and outstanding 26,931,546 and 26,828,651 shares as of March 31, 2018 and December 31, 2017, respectively	27	27
Additional paid-in capital	246,282	241,725
Retained earnings	244,208	224,697
Accumulated other comprehensive loss	(2,841)	(5,234)
Total shareholders' equity	487,676	461,215
Total liabilities and shareholders' equity	$543,909	$518,738

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Comprehensive Income
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

Statements of Operations:
Revenue	$107,745	$80,167
Cost of revenue	49,837	34,894
Gross profit	57,908	45,273
Operating expenses
Marketing and sales	16,572	12,987
Research and development	6,665	5,823
General and administrative	12,943	8,781
Total operating expenses	36,180	27,591
Income from operations	21,728	17,682
Other income, net	178	315
Income before income taxes	21,906	17,997
Provision for income taxes	3,855	5,797
Net income	$18,051	$12,200

Net income per share:
Basic	$0.67	$0.46
Diluted	$0.66	$0.46

Shares used to compute net income per share:
Basic	26,879,388	26,466,731
Diluted	27,197,099	26,599,200

Comprehensive Income (net of tax)
Comprehensive income	$20,444	$13,385

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

Operating activities
Net income	$18,051	$12,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,259	4,250
Stock-based compensation expense	2,307	1,716
Deferred taxes	612	394
Amortization of held-to-maturity securities	163	301
Other	106	(56)
Changes in operating assets and liabilities:
Accounts receivable	(4,013)	(4,777)
Inventories	807	435
Prepaid expenses and other	(1,707)	(688)
Income taxes	2,387	5,051
Accounts payable	2,291	319
Accrued liabilities and other	(1,118)	(353)
Net cash provided by operating activities	26,145	18,792

Investing activities
Purchases of property and equipment	(25,513)	(7,812)
Cash used for acquisitions, net of cash acquired	(90)	-
Purchases of marketable securities	(3,389)	(16,520)
Proceeds from maturities of marketable securities	13,551	10,755
Net cash used in investing activities	(15,441)	(13,577)

Financing activities
Payments on debt	(5,000)	-
Proceeds from exercises of stock options and other	2,252	194
Repurchase of common stock	-	(2,662)
Net cash used in financing activities	(2,748)	(2,468)
Effect of exchange rate changes on cash and cash equivalents	432	346
Net increase in cash and cash equivalents	8,388	3,093
Cash and cash equivalents, beginning of period	36,707	68,795
Cash and cash equivalents, end of period	$45,095	$71,888

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 – Basis of Presentation

The unaudited interim Consolidated Financial Statements of Proto Labs, Inc. (Protolabs, the Company, we, us or our) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying financial statements reflect all adjustments necessary for a fair presentation of the Company’s statements of financial position, results of operations and cash flows for the periods presented. Except as otherwise disclosed herein, these adjustments consist of normal, recurring items. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. For further information, refer to the audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission (SEC) on February 23, 2018.

The accompanying Consolidated Balance Sheet as of December 31, 2017 was derived from the audited Consolidated Financial Statements but does not include all disclosures required by U.S. GAAP for a full set of financial statements. This Form 10-Q should be read in conjunction with the Company’s Consolidated Financial Statements and Notes included in the Annual Report on Form 10-K filed on February 23, 2018 as referenced above.

Note 2 – Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

During the first quarter of 2018, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASC 606). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue from the transfer of goods or services to customers in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. The Company has adopted the new revenue standard using the modified retrospective approach. The Company manufactures parts that have no alternative use to the Company since the parts are custom made to specific customer orders, and the Company believes there is a legally enforceable right to payment for performance completed to date on these manufactured parts. For those manufactured parts that meet these two criteria, the Company will recognize revenue over time. The transition adjustment recorded was an increase of $1.5 million to the Company’s retained earnings balance as of January 1, 2018.

During the fourth quarter of 2017, the Company early adopted ASU 2017-01, Business Combinations, which is intended to clarify the definition of a business to assist with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

During the first quarter of 2018, the Company adopted ASU 2017-09, Compensation – Stock Compensation, which is intended to provide clarity and reduce diversity in practice as well as cost and complexity when applying the guidance to a change to the terms or conditions of a share-based payment award. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which introduces the balance sheet recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The guidance will be effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. The Company is evaluating the impact of the future adoption of this standard on its consolidated financial statements, but because the Company owns a majority of its buildings and significant assets, it does not expect the impact to be material.

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

Note 3 – Revenue

The Company’s significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2017. Significant changes to the Company’s accounting policies as a result of adopting Accounting Standards Codification (ASC) 606 are discussed below:

Revenue Recognition

The Company provides quality prototyping and on-demand manufacturing services at unprecedented speeds. As a result, the majority of revenue recognized in a reporting period is based on completed, invoiced contracts. The Company accounts for revenue in accordance with ASC 606, which the Company adopted on January 1, 2018, using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 605. The Company recorded a net increase to its retained earnings balance on January 1, 2018 of $1.5 million due to the cumulative impact of adopting ASC 606. The impact of adopting ASC 606 was to increase revenue $0.4 million and cost of revenue of $0.2 million for the three months ended March 31, 2018, and to increase accounts receivable $2.9 million and decrease inventory $1.3 million as of March 31, 2018.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. The majority of the Company’s CNC machining, 3D printing, and sheet metal contracts have a single performance obligation. The majority of the Company’s injection molding contracts have multiple performance obligations including one obligation to produce the mold and a second obligation to produce parts. For injection molding contracts with multiple performance obligations, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling price based on the price charged to customers.

The Company manufactures parts that have no alternative use to the Company since the parts are custom made to specific customer orders, and the Company believes there is a legally enforceable right to payment for performance completed to date on these manufactured parts. For manufactured parts that meet these two criteria, the Company will recognize revenue over time. Revenue is recognized over time using the input method based on time in production to measure progress toward satisfying performance obligations.

Revenue by geographic region for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Revenue:
United States	$84,167	$60,176
Europe	19,945	16,999
Japan	3,633	2,992
Total revenue	$107,745	$80,167

Revenue by product line for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Revenue:
Injection Molding	$51,343	$47,916
CNC Machining	36,731	21,972
3D Printing	12,325	10,085
Sheet Metal	6,241	-
Other Revenue	1,105	194
Total revenue	$107,745	$80,167

The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within marketing and sales expenses. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Note 4 – Net Income per Common Share

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

The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended
	March 31,
(in thousands, except share and per share amounts)	2018	2017
Net income	$18,051	$12,200

Basic - weighted-average shares outstanding:	26,879,388	26,466,731
Effect of dilutive securities:
Employee stock awards and other	317,711	132,469
Diluted - weighted-average shares outstanding:	27,197,099	26,599,200
Net income per share:
Basic	$0.67	$0.46
Diluted	$0.66	$0.46

Note 5 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill during the three months ended March 31, 2018 were as follows:

(in thousands)	Three Months Ended March 31, 2018
Balance as of the beginning of the period	$128,504
Additions to goodwill during the period	248
Balance as of the end of the period	$128,752

The Company adjusted goodwill by $0.2 million during the three months ended March 31, 2018 as a result of the final working capital adjustment for the acquisition of RAPID in November 2017.

Intangible Assets other than goodwill at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018			December 31, 2017			Useful			Weighted Average Useful Life
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Life (in years)			Remaining (in years)
Intangible Assets with finite lives:
Marketing assets	$930	$(364)	$566	$930	$(341)	$589		10.0		6.0
Non-compete agreement	270	(194)	76	270	(190)	80	2.0	-	5.0	4.8
Trade secrets	250	(196)	54	250	(183)	67		5.0		1.0
Trade names	1,080	(135)	945	1,080	-	1,080		2.0		1.8
Internally developed software	680	(680)	-	680	(680)	-		3.0		0.0
Software technology	9,229	(206)	9,023	8,229	-	8,229		10.0		9.8
Customer relationships	10,070	(1,415)	8,655	10,070	(1,031)	9,039	6.0	-	9.0	5.6
Total intangible assets	$22,509	$(3,190)	$19,319	$21,509	$(2,425)	$19,084

Amortization expense for intangible assets was $0.8 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively.

Estimated aggregated amortization expense based on the current carrying value of the amortizable intangible assets is as follows:

(in thousands)	Estimated Amortization Expense
Remaining 2018	$2,379
2019	3,128
2020	2,571
2021	2,571
2022	2,571
Thereafter	6,099
Total estimated amortization expense	$19,319

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

The following table summarizes financial assets as of March 31, 2018 and December 31, 2017 measured at fair value on a recurring basis:

	March 31, 2018			December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents
Money market mutual fund	$1,115	$-	$-	$3,034	$-	$-
Total	$1,115	$-	$-	$3,034	$-	$-

Note 7 – Marketable Securities

The Company invests in short-term and long-term agency, municipal, corporate and other debt securities. The securities are categorized as held-to-maturity and are recorded at amortized cost. Categorization as held-to-maturity is based on the Company’s ability and intent to hold these securities to maturity. The following table summarizes information regarding the Company’s short-term and long-term marketable securities as of March 31, 2018 and December 31, 2017:

	March 31, 2018
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. municipal securities	$23,417	$-	$(96)	$23,321
Corporate debt securities	24,377	-	(194)	24,183
U.S. government agency securities	32,372	-	(207)	32,165
Certificates of deposit/time deposits	3,968	-	(39)	3,929
Total marketable securities	$84,134	$-	$(536)	$83,598

	December 31, 2017
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. municipal securities	$28,364	$-	$(104)	$28,260
Corporate debt securities	29,806	-	(128)	29,678
U.S. government agency securities	32,320	-	(199)	32,121
Certificates of deposit/time deposits	3,968	-	(32)	3,936
Total marketable securities	$94,458	$-	$(463)	$93,995

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

The March 31, 2018 balance of held-to-maturity debt securities by contractual maturity is shown in the following table at amortized cost. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

March 31,
(in thousands)	2018
Due in one year or less	$53,467
Due after one year through five years	30,667
Total marketable securities	$84,134

Note 8 – Inventory

Inventory consists primarily of raw materials, which are recorded at the lower of cost or market using the average-cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.

The Company’s inventory consisted of the following as of the dates indicated:

	March 31,	December 31,
(in thousands)	2018	2017
Raw materials	$9,466	$9,767
Work in process	555	1,998
Total inventory	10,021	11,765
Allowance for obsolescence	(515)	(494)
Inventory, net of allowance	$9,506	$11,271

Note 9 – Stock-Based Compensation

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

Stock-Based Compensation Expense

Stock-based compensation expense was $2.3 million and $1.7 million for the three months ended March 31, 2018 and 2017, respectively.

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2018:

		Weighted-
		Average
	Stock Options	Exercise Price
Options outstanding at December 31, 2017	399,397	$51.14
Granted	22,450	105.75
Exercised	(81,964)	35.14
Forfeited	(10,822)	61.94
Options outstanding at March 31, 2018	329,061	$58.50

Exercisable at March 31, 2018	193,438	$48.70

The outstanding options generally have a term of ten years. For employees, options granted become exercisable ratably over the vesting period, which is generally a period from four to five years, beginning on the first anniversary of the grant date, subject to the employee’s continuing service to the Company. For directors, options generally become exercisable in full on the first anniversary of the grant date.

The weighted-average grant date fair value of options that were granted during the three months ended March 31, 2018 was $47.55.

The following table provides the assumptions used in the Black-Scholes pricing model valuation of options during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Risk-free interest rate	2.52%	2.24%
Expected life (years)	6.25	6.50
Expected volatility	42.22%	44.68%
Expected dividend yield	0%	0%

As of March 31, 2018, there was $4.2 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.4 years.

Restricted Stock

Restricted stock awards are share-settled awards and restrictions lapse ratably over the vesting period, which is generally a period from four to five years, beginning on the first anniversary of the grant date, subject to the employee's continuing service to the Company. For directors, restrictions generally lapse in full on the first anniversary of the grant date.

 The following table summarizes restricted stock activity during the three months ended March 31, 2018:

		Weighted-
		Average
		Grant Date
	Restricted	Fair Value
	Stock	Per Share
Restricted stock at December 31, 2017	334,608	$63.29
Granted	20,976	105.75
Restrictions lapsed	(22,616)	62.94
Forfeited	(13,536)	61.33
Restricted stock at March 31, 2018	319,432	$66.18

As of March 31, 2018, there was $17.5 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 3.6 years.

Performance Stock

Performance stock units (PSUs) are expressed in terms of a target number of PSUs, with anywhere between 0 percent and 150 percent of that target number capable of being earned and vesting at the end of a three-year performance period depending on the Company’s performance in the final year of the performance period and the award recipient’s continued employment.

The following table summarizes performance stock activity during the three months ended March 31, 2018:

		Weighted-
		Average
		Grant Date
	Performance	Fair Value
	Stock	Per Share
Performance stock at December 31, 2017	25,707	$58.35
Granted	20,006	105.75
Restrictions lapsed	-	-
Performance assumption change	6,427	58.35
Forfeited	-	-
Performance stock at March 31, 2018	52,140	$76.54

As of March 31, 2018, there was $3.2 million of unrecognized compensation expense related to non-vested performance stock, which is expected to be recognized over a weighted-average period of 2.5 years.

Employee Stock Purchase Plan

The following table presents the assumptions used to estimate the fair value of the ESPP during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Risk-free interest rate	1.48%	0.59%
Expected life (months)	6.00	6.00
Expected volatility	24.49%	39.51%
Expected dividend yield	0%	0%

Note 10 – Accumulated Other Comprehensive Loss

Other comprehensive income (loss) is comprised entirely of foreign currency translation adjustments. The following table presents the changes in accumulated other comprehensive income (loss) balances during the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
(in thousands)	2018	2017
Foreign currency translation adjustments
Balance at beginning of period	$(5,234)	$(10,753)
Other comprehensive income (loss) before reclassifications	2,393	1,185
Amounts reclassified from accumulated other comprehensive loss	-	-
Net current-period other comprehensive income (loss)	2,393	1,185
Balance at end of period	$(2,841)	$(9,568)

Note 11 – Income Taxes

The Company is subject to income tax in multiple jurisdictions and the use of estimates is required to determine the provision for income taxes. For the three months ended March 31, 2018 and 2017, the Company recorded an income tax provision of $3.9 million and $5.8 million, respectively. The income tax provision is based on the estimated annual effective tax rate for the year applied to pre-tax income. The effective income tax rate for the three months ended March 31, 2018 was 17.6 percent compared to 32.2 percent in the same period of the prior year. The effective tax rate decreased by 14.6% for the three months ended March 31, 2018 when compared to the same period in 2017 primarily due to the impact of tax reform and benefits from the exercise of stock options.

The Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a transition tax on earnings of certain foreign subsidiaries that were previously tax-deferred and creates new taxes on certain foreign-sourced earnings. The Company has applied the guidance in ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, when accounting for the enactment-date effects of the Act. As of March 31, 2018, the Company had not completed its accounting for the tax effects of the Act, as the Company is in the process of analyzing certain aspects of the Act, obtaining information, and refining its calculations of the Act's impact. There have been no material measurement period adjustments made during the three months ended March 31, 2018 related to the provisional amounts recorded and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. The Company expects to complete the accounting for the tax effects of the Act during 2018.

The effective income tax rate for the three months ended March 31, 2018 differs from the U.S. federal statutory rate of 21.0 percent due primarily to the mix of income earned in domestic and foreign tax jurisdictions and deductions for which the Company qualifies.

The Company had reserves against unrecognized tax benefits totaling $4.2 million at each of March 31, 2018 and December 31, 2017, all of which, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and penalties related to income tax matters in income tax expense, and reports the liability in current or long-term income taxes payable as appropriate.

Note 12 – Segment Reporting

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

Revenue and income from operations by reportable segment for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Revenue:
United States	$84,167	$60,176
Europe	19,945	16,999
Japan	3,633	2,992
Total revenue	$107,745	$80,167

	Three Months Ended March 31,
(in thousands)	2018	2017
Income from Operations:
United States	$30,071	$24,346
Europe	3,379	4,040
Corporate Unallocated and Japan	(11,722)	(10,704)
Total Income from Operations	$21,728	$17,682

Total long-lived assets at March 31, 2018 and December 31, 2017 were as follows:

	March 31,	December 31,
(in thousands)	2018	2017
Total long-lived assets:
United States	$145,903	$125,308
Europe	34,190	33,691
Japan	7,770	7,441
Total Assets	$187,863	$166,440

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Overview

We are the world’s largest and fastest digital manufacturer of custom prototypes and on-demand production parts. We manufacture prototypes and low-volume production parts for companies worldwide, who are under increasing pressure to bring their finished products to market faster than their competition. We utilize injection molding, computer numerical control (CNC) machining, 3D printing and sheet metal fabrication to manufacture custom parts for our customers. Our proprietary technology eliminates most of the time-consuming and expensive skilled labor conventionally required to quote and manufacture parts. Our customers conduct nearly all of their business with us over the Internet. We target our products to the millions of product developers and engineers who use three-dimensional computer-aided design (3D CAD) software to design products across a diverse range of end-markets.

Our primary manufacturing product lines currently include Injection Molding, CNC Machining, 3D Printing and Sheet Metal. We continually seek to expand the range of sizes and geometric complexity of the parts we can make with these processes, to extend the variety of materials we are able to support and to identify additional manufacturing processes to which we can apply our technology in order to better serve the evolving preferences and needs of product developers and engineers.

 Injection Molding

Our Injection Molding product line uses our 3D CAD-to-CNC machining technology for the automated design and manufacture of molds, which are then used to produce custom plastic and liquid silicone rubber injection-molded parts and over-molded and insert-molded injection-molded parts on commercially available equipment. Our Injection Molding product line works best for on-demand production, bridge tooling, pilot runs and functional prototyping. Our affordable aluminum molds and quick turnaround times help reduce design risk and limit overall production costs for product developers and engineers. Prototype quantities typically range from 25 to 100 parts. Because we retain possession of the molds, customers who need short-run production often come back to Protolabs’ Injection Molding product line for additional quantities. They do so to support pilot production for product testing, while their tooling for high-volume production is being prepared, because they need on-demand manufacturing due to disruptions in their manufacturing process, because their product requires limited annual quantity or because they need end-of-life production support. In 2017, we launched an on-demand manufacturing injection molding service. This service utilizes our existing processes, but is designed to fulfill the needs of customers with on-going production needs, typically in annual volumes of less than 10,000 parts.

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

     3D Printing

Our 3D Printing product line includes stereolithography, selective laser sintering, direct metal laser sintering, Multi Jet Fusion and PolyJet processes, which offers customers a wide-variety of high-quality, precision rapid prototyping and low-volume production. These processes create parts with a high level of accuracy, detail, strength and durability. Industrial 3D Printing is best suited for functional prototypes, complex designs and end-use applications. 3D Printing is well suited to produce small quantities, typically in the range of one to 50 parts.

     Sheet Metal

Our Sheet Metal product line includes quick-turn and e-commerce-enabled custom sheet metal parts, which provides customers with prototype and low-volume production parts. The rapid prototype sheet metal process is most often used when form, fit and function are all a priority. Our manufacturing process uses customer 3D CAD models uploaded by the product developer or engineer to fabricate quick-turn prototype sheet metal or short-run production parts. The Sheet Metal product line is well suited to produce quantities in the range of one to 500 parts.

Key Financial Measures and Trends

Revenue

Our operations are comprised of three geographic operating segments in the United States, Europe and Japan. Revenue is derived from our Injection Molding, CNC Machining, 3D Printing and Sheet Metal product lines. Injection Molding revenue consists of sales of custom injection molds and injection-molded parts. CNC Machining revenue consists of sales of CNC-machined custom parts. 3D Printing revenue consists of sales of 3D-printed parts. Sheet Metal revenue consists of sales of fabricated sheet metal custom parts. Our historical and current efforts to increase revenue have been directed at gaining new customers and selling to our existing customer base by increasing marketing and selling activities, including:

●	the introduction of our 3D Printing product line through our acquisition of FineLine in 2014;

●	expanding internationally through our acquisition of Alphaform in October 2015;

●	the introduction of our Sheet Metal product line through our acquisition of RAPID in 2017;

●	continuously improving the usability of our product lines such as our web-centric applications; and

●	expanding the breadth and scope of our products by adding more sizes and materials to our offerings.

During the three months ended March 31, 2018, we served 18,057 unique product developers and engineers who purchased our products through our web-based customer interface, an increase of 22.0% over the same period in 2017. The information does not include 3D Printing, Injection Molding and Sheet Metal customers who do not utilize our web-based interface; these customers are principally related to our recent acquisitions.

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

Our recent growth in operating expenses is mainly due to recent acquisitions and higher headcounts to support our growth and expansion, and we expect that trend to continue. Our business strategy is to continue to be a leading online and technology-enabled manufacturer of quick-turn, on-demand injection-molded, CNC-machined, CNC-turned, 3D-printed and sheet metal custom parts for prototyping and low-volume production. In order to achieve our goals, we anticipate continued substantial investments in technology and personnel, resulting in increased operating expenses.

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

Research and development. Research and development expense consists primarily of personnel and outside service costs related to the development of new processes and product lines, enhancement of existing product lines, development of software for internal use, maintenance of internally developed software, quality assurance and testing. All of our internal research and development costs have been expensed as incurred. We expect research and development expense to increase in the future as we seek to enhance and expand our product line offerings and supporting business systems.

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

Provision for Income Taxes

Provision for income taxes is comprised of federal, state, local and foreign taxes based on pre-tax income. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law in the United States. As a result, many provisions will affect our tax rate in future years. Some provisions, such as the reduction to the U.S. corporate tax rate from 35% to 21%, beginning in 2018, will reduce our effective tax rate in future years. Other provisions taken in isolation, such as the elimination of the Domestic Production Activities Deduction, will likely result in an increase to our tax rate. Overall, we anticipate our effective tax rate will be lower in 2018 and beyond than in recent periods based on the current tax laws.

Results of Operations

The following table summarizes our results of operations and the related changes for the periods indicated. The results below are not necessarily indicative of the results for future periods.

	Three Months Ended March 31,				Change
(dollars in thousands)	2018		2017		$	%
Revenue	$107,745	100.0	$80,167	100.0%	$27,578	34.4
Cost of revenue	49,837	46.3	34,894	43.5	14,943	42.8
Gross profit	57,908	53.7	45,273	56.5	12,635	27.9
Operating expenses:
Marketing and sales	16,572	15.4	12,987	16.2	3,585	27.6
Research and development	6,665	6.2	5,823	7.3	842	14.5
General and administrative	12,943	12.0	8,781	10.9	4,162	47.4
Total operating expenses	36,180	33.6	27,591	34.4	8,589	31.1
Income from operations	21,728	20.2	17,682	22.1	4,046	22.9
Other income (expense), net	178	0.2	315	0.3	(137)	(43.5)
Income before income taxes	21,906	20.4	17,997	22.4	3,909	21.7
Provision for income taxes	3,855	3.6	5,797	7.2	(1,942)	(33.5)
Net income	$18,051	16.8%	$12,200	15.2%	$5,851	48.0%

 Stock-based compensation expense included in the statements of operations data above for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Stock awards	$2,153	$1,566
Employee stock purchase plan	154	150
Total stock-based compensation expense	$2,307	$1,716

Cost of revenue	$287	$197
Operating expenses:
Marketing and sales	377	269
Research and development	314	222
General and administrative	1,329	1,028
Total stock-based compensation expense	$2,307	$1,716

Comparison of Three Months Ended March 31, 2018 and 2017

Revenue

Revenue by reportable segment and the related changes for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31,
	2018		2017		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
United States	$84,167	78.1%	$60,176	75.1%	$23,991	39.9%
Europe	19,945	18.5	16,999	21.2	2,946	17.3
Japan	3,633	3.4	2,992	3.7	641	21.4
Total revenue	$107,745	100.0%	$80,167	100.0%	$27,578	34.4%

Our revenue increased $27.6 million, or 34.4%, for the three months ended March 31, 2018 compared to the same period in 2017. By reportable segment, revenue in the United States increased $24.0 million, or 39.9% for the three months ended March 31, 2018 compared to the same period in 2017. Revenue growth in the United States was partially attributable to the acquisition of RAPID in November 2017. Revenue in Europe increased $3.0 million, or 17.3%, and revenue in Japan increased $0.6 million, or 21.4%, in each case for the three months ended March 31, 2018 compared to the same period in 2017.

Our revenue growth during the three months ended March 31, 2018 was the result of an increase in the volume of the product developers and engineers we served through our web-based customer interface. During the three months ended March 31, 2018, we served 18,057 unique product developers and engineers through our web-based customer interface, an increase of 22.0% over the same period in 2017.

Our revenue increases were primarily driven by increases in sales personnel and marketing activities. Our sales personnel focus on gaining new customer accounts and expanding the depth and breadth of existing customer accounts. Our marketing personnel focus on marketing activities that result in the greatest number of customer leads to support sales activity. International revenue was positively impacted by $2.7 million during the three months ended March 31, 2018 compared to the same period in 2017 as a result of foreign currency movements, primarily the strengthening of the British Pound relative to the Dollar.

Revenue by product line and the related changes for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31,
	2018		2017		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Injection Molding	$51,343	47.7%	$47,916	59.8%	$3,427	7.2%
CNC Machining	36,731	34.1	21,972	27.4	14,759	67.2
3D Printing	12,325	11.4	10,085	12.6	2,240	22.2
Sheet Metal	6,241	5.8	-	-	6,241	*
Other Revenue	1,105	1.0	194	0.2	911	*
Total revenue	$107,745	100.0%	$80,167	100.0%	$27,578	34.4%

*Percentage change not meaningful

By product line, our revenue growth was driven by a 7.2% increase in Injection Molding revenue, a 67.2% increase in CNC Machining revenue and a 22.2% increase in 3D Printing revenue, as well as a $0.9 million increase in Other Revenue, in each case for the three months ended March 31, 2018 compared to the same period in 2017. Revenue growth in our CNC Machining, Sheet Metal and Other product lines was partially attributable to the acquisition of RAPID in November 2017.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $14.9 million, or 42.8%, for the three months ended March 31, 2018 compared to the same period in 2017, which was faster than the rate of revenue increase of 34.4% for the three months ended March 31, 2018 compared to the same period in 2017. The increase in cost of revenue resulted from the growth of the business, including via the RAPID acquisition, and was due to raw material and production cost increases of $4.7 million, an increase in direct labor headcount resulting in personnel and related cost increases of $8.0 million and equipment and facility-related cost increases of $2.2 million to support increased sales volumes.

Gross Profit and Gross Margin. Gross profit increased from $45.3 million in the three months ended March 31, 2017 to $57.9 million in the three months ended March 31, 2018 primarily due to an increase in revenue. Gross margin decreased from 56.5% in the three months ended March 31, 2017 to 53.7% in the three months ended March 31, 2018 due to the timing and mix of revenue, which impacted the increase in cost of revenue discussed above. Despite costs incurred related to the integration of RAPID, gross margins remained similar for the three months ended March 31, 2018 compared to the same period in 2017.

Operating Expenses, Other Income, net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expenses increased $3.6 million, or 27.6%, during the three months ended March 31, 2018 compared to the same period in 2017 due primarily to an increase in headcount resulting in personnel and related cost increases of $3.1 million as well as marketing program cost increases of $0.5 million.

Research and Development. Our research and development expenses increased $0.8 million, or 14.5%, during the three months ended March 31, 2018 compared to the same period in 2017 due to an increase in headcount resulting in personnel and related cost increases of $0.8 million.

General and Administrative. Our general and administrative expenses increased $4.2 million, or 47.4%, during the three months ended March 31, 2018 compared to the same period in 2017 due to an increase in headcount resulting in personnel and related cost increases of $1.4 million, stock based compensation cost increases of $0.3 million, administrative cost increases of $2.1 million and professional services cost increases of $0.4 million.

Other Income, net. We recognized other income, net of $0.2 million for the three months ended March 31, 2018, a decrease of $0.1 million compared to other income, net of $0.3 million for the three months ended March 31, 2017. Other income, net decreased primarily due to a decrease of $0.1 million in interest income on investments.

Provision for Income Taxes. Our effective tax rate of 17.6% for the three months ended March 31, 2018 decreased 14.6% compared to 32.2% for the same period in 2017. The decrease in the effective tax rate is primarily due to the Tax Cuts and Jobs Act that went into effect in 2018 and benefits from the exercise of stock options. Our income tax provision decreased by $1.9 million to $3.9 million for the three months ended March 31, 2018 compared to our income tax provision of $5.8 million for the three months ended March 31, 2017.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Net cash provided by operating activities	$26,145	$18,792
Net cash used in investing activities	(15,441)	(13,577)
Net cash used in financing activities	(2,748)	(2,468)
Effect of exchange rates on cash and cash equivalents	432	346
Net increase in cash and cash equivalents	$8,388	$3,093

Sources of Liquidity

Historically, we have primarily financed our operations and capital expenditures through cash flow from operations. We also have a line of credit facility in place, which we recently utilized in connection with our acquisitions at the end of 2017, and repaid in the three months ended March 31, 2018. We had cash and cash equivalents of $45.1 million as of March 31, 2018, an increase of $8.4 million from December 31, 2017. The increase in our cash was primarily due to cash generated through operations and proceeds from maturities of marketable securities, which were partially offset by investing activity and payments on debt.

Cash Flows from Operating Activities

Cash flows from operating activities were $26.1 million during the three months ended March 31, 2018 and primarily consisted of net income of $18.1 million, adjusted for certain non-cash items, including depreciation and amortization of $6.3 million, stock-based compensation expense of $2.3 million, deferred taxes of $0.6 million and amortization of held-to-maturity securities of $0.2 million. Cash flows from operating activities increased $7.4 million during the three months ended March 31, 2018 compared to the same period in 2017, primarily due to increases in net income of $5.9 million mostly driven by general growth of the business and a benefit from the decrease in our effective tax rate, depreciation and amortization of $2.0 million driven by an increase in capital investments, an increase in stock-based compensation expense of $0.6 million, an increase in deferred taxes of $0.2 million and an increase in other adjustments of $0.2 million primarily due to changes in foreign currency. These increases were partially offset by a decrease in amortization of held-to-maturity securities of $0.1 million and by changes in operating assets and liabilities of $1.4 million driven by general growth of the business and timing of cash receipts and payments.

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

Cash Flows from Investing Activities

Cash used in investing activities was $15.4 million during the three months ended March 31, 2018, consisting of $25.5 million for the purchases of property and equipment, $3.4 million for the purchases of marketable securities, and $0.1 million in cash used for acquisitions, which were partially offset by $13.6 million in proceeds from maturities of marketable securities.

Cash used in investing activities was $13.6 million during the three months ended March 31, 2017, consisting of $7.8 million for the purchases of property and equipment and $16.5 million for the purchases of marketable securities, which were partially offset by $10.8 million in proceeds from maturities of marketable securities.

Cash Flows from Financing Activities

Cash used in financing activities was $2.7 million during the three months ended March 31, 2018, consisting of proceeds from exercises of stock options of $2.3 million, which were partially offset by payments on debt of $5.0 million.

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

Critical Accounting Policies and Use of Estimates

We have adopted various accounting policies to prepare the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Our significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. See Note 3 to the Consolidated Financial Statements appearing in Part I, Item 1 in this Quarterly Report on Form 10-Q for significant changes to the Company’s accounting policies as a result of adopting ASC 606.

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

We have not used forward contracts or currency borrowings to hedge our exposure to foreign currency risk. Foreign currency risk can be assessed by estimating the change in results of operations or financial position resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would generally not have a material impact on our financial position, but could have a material impact on our results of operations. We recognized foreign currency losses of $0.1 million in each of the three months ended March 31, 2018 and 2017.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors we previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

During the three months ended March 31, 2018, we did not repurchase shares of our common stock.

Item 3. Defaults Upon Senior Securities

No matters to disclose.

Item 4. Mine Safety Disclosures

No matters to disclose.

Item 5. Other Information

No matters to disclose.

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit Number	Description of Exhibit
3.1(1)	Third Amended and Restated Articles of Incorporation of Proto Labs, Inc.
3.2(2)	Articles of Amendment to Third Amended and Restated Articles of Incorporation of Proto Labs, Inc. dated May 20, 2015
3.3(3)	Second Amended and Restated By-Laws of Proto Labs, Inc., as amended through November 8, 2016
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 001-35435), filed with the Commission on May 21, 2015, and incorporated by reference herein.
(3)	Previously filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 001-35435), filed with the Commission on November 8, 2016, and incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Proto Labs, Inc.

Date: May 1, 2018	/s/ Victoria M. Holt
Victoria M. Holt
President and Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2018	/s/ John A. Way
John A. Way
Chief Financial Officer (Principal Financial Officer)