Form 10-Q
period 2018-06-30
Proto Labs Inc
filed 2018-08-01
CIK 1443669

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,027,044 shares of Common Stock, par value $0.001 per share, were outstanding at July 26, 2018.

Proto Labs, Inc.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Proto Labs, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$62,605	$36,707
Short-term marketable securities	57,619	57,424
Accounts receivable, net of allowance for doubtful accounts of $982 and $757 as of June 30, 2018 and December 31, 2017, respectively	55,928	51,503
Inventory	9,590	11,271
Prepaid expenses and other current assets	7,678	6,267
Income taxes receivable	-	1,832
Total current assets	193,420	165,004
Property and equipment, net	197,339	166,440
Goodwill	128,752	128,504
Other intangible assets, net	18,521	19,084
Long-term marketable securities	24,636	37,034
Other long-term assets	3,519	2,672
Total assets	$566,187	$518,738

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$20,038	$15,876
Accrued compensation	13,822	12,100
Accrued liabilities and other	9,885	8,408
Short-term debt obligations	-	5,000
Income taxes payable	637	2,371
Total current liabilities	44,382	43,755
Long-term income taxes payable	2,181 2,181	2,181
Long-term deferred tax liabilities	8,583	6,966
Other long-term liabilities	4,788	4,621
Total liabilities	59,934	57,523

Shareholders' equity
Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding 0 shares as of each of June 30, 2018 and December 31, 2017	-	-
Common stock, $0.001 par value, authorized 150,000,000 shares; issued and outstanding 27,026,394 and 26,828,651 shares as of June 30, 2018 and December 31, 2017, respectively	27	27
Additional paid-in capital	250,063	241,725
Retained earnings	262,522	224,697
Accumulated other comprehensive loss	(6,359)	(5,234)
Total shareholders' equity	506,253	461,215
Total liabilities and shareholders' equity	$566,187	$518,738

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Comprehensive Income
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Statements of Operations:
Revenue	$109,652	$82,040	$217,397	$162,207
Cost of revenue	50,439	35,671	100,276	70,565
Gross profit	59,213	46,369	117,121	91,642
Operating expenses
Marketing and sales	17,557	14,630	34,129	27,617
Research and development	7,032	6,084	13,697	11,907
General and administrative	12,640	9,253	25,583	18,034
Total operating expenses	37,229	29,967	73,409	57,558
Income from operations	21,984	16,402	43,712	34,084
Other income, net	808	1,173	986	1,488
Income before income taxes	22,792	17,575	44,698	35,572
Provision for income taxes	4,478	5,489	8,333	11,286
Net income	$18,314	$12,086	$36,365	$24,286

Net income per share:
Basic	$0.68	$0.46	$1.35	$0.91
Diluted	$0.67	$0.45	$1.34	$0.91

Shares used to compute net income per share:
Basic	26,972,990	26,541,978	26,925,673	26,554,262
Diluted	27,274,882	26,649,152	27,232,215	26,710,217

Comprehensive Income (net of tax)
Comprehensive income	$14,796	$14,250	$35,240	$27,635

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2018	2017

Operating activities
Net income	$36,365	$24,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,749	8,700
Stock-based compensation expense	5,034	3,958
Deferred taxes	1,620	1,608
Gain on sale of businesses	(671)	-
Amortization of held-to-maturity securities	276	592
Other	7	77
Changes in operating assets and liabilities:
Accounts receivable	(2,648)	(6,914)
Inventories	389	175
Prepaid expenses and other	(1,059)	(775)
Income taxes	133	1,769
Accounts payable	4,408	2,534
Accrued liabilities and other	2,714	3,417
Net cash provided by operating activities	59,317	39,427

Investing activities
Purchases of property and equipment	(43,194)	(13,301)
Cash used for acquisitions, net of cash acquired	(90)	-
Proceeds from sale of businesses	284	-
Purchases of marketable securities	(17,129)	(20,037)
Proceeds from maturities of marketable securities	29,056	25,194
Purchases of other assets and investments	-	(514)
Net cash used in investing activities	(31,073)	(8,658)

Financing activities
Payments on debt	(5,000)	-
Proceeds from exercises of stock options and other	3,306	3,791
Repurchases of common stock	-	(4,410)
Net cash used in financing activities	(1,694)	(619)
Effect of exchange rate changes on cash and cash equivalents	(652)	251
Net increase in cash and cash equivalents	25,898	30,401
Cash and cash equivalents, beginning of period	36,707	68,795
Cash and cash equivalents, end of period	$62,605	$99,196

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

Revenue Recognition

The Company provides quality prototyping and on-demand manufacturing services at unprecedented speeds. As a result, the majority of revenue recognized in a reporting period is based on completed, invoiced contracts. The Company accounts for revenue in accordance with ASC 606, which the Company adopted on January 1, 2018, using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 605. The Company recorded a net increase of $1.5 million to its retained earnings balance on January 1, 2018 due to the cumulative impact of adopting ASC 606. The impact of adopting ASC 606 was to decrease revenue by $0.2 million and decrease cost of revenue by $0.1 million for the three months ended June 30, 2018, and to decrease accounts receivable by $0.2 million and increase inventory by $0.1 million as of June 30, 2018. For the six months ended June 30, 2018 the impact of adopting ASC 606 was to increase revenue by $0.1 million and increase cost of revenue by $0.1 million, as well as increase accounts receivable by $2.7 million and decrease inventory by $1.2 million as of June 30, 2018, which includes the transition adjustment of $1.5 million noted above.

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

Revenue by geographic region for the three and six months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Revenue:
United States	$86,354	$63,353	$170,521	$123,529
Europe	20,213	16,131	40,158	33,130
Japan	3,085	2,556	6,718	5,548
Total revenue	$109,652	$82,040	$217,397	$162,207

Revenue by product line for the three and six months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Revenue:
Injection Molding	$51,586	$46,792	$102,929	$94,708
CNC Machining	37,788	24,180	74,519	46,152
3D Printing	13,248	10,873	25,573	20,958
Sheet Metal	6,309	-	12,550	-
Other Revenue	721	195	1,826	389
Total revenue	$109,652	$82,040	$217,397	$162,207

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

The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share amounts)	2018	2017	2018	2017
Net income	$18,314	$12,086	$36,365	$24,286

Basic - weighted-average shares outstanding:	26,972,990	26,541,978	26,925,673	26,554,262
Effect of dilutive securities:
Employee stock options and other	301,892	107,174	306,542	155,955
Diluted - weighted-average shares outstanding:	27,274,882	26,649,152	27,232,215	26,710,217
Net income per share:
Basic	$0.68	$0.46	$1.35	$0.91
Diluted	$0.67	$0.45	$1.34	$0.91

 Note 5 – Goodwill and Other Intangible Assets

There were no changes in the carrying amount of Goodwill during the three months ended June 30, 2018. The changes in the carrying amount of goodwill during the six months ended June 30, 2018 were as follows:

(in thousands)	Six Months Ended June 30, 2018
Balance as of the beginning of the period	$128,504
Goodwill acquired during the period	248
Balance as of the end of the period	$128,752

The Company adjusted goodwill by $0.2 million during the six months ended June 30, 2018 as a result of the final working capital adjustment for the acquisition of RAPID in November 2017.

Intangible Assets other than goodwill at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018			December 31, 2017			Useful			Weighted Average
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Life (in years)			Useful Life Remaining (in years)
Intangible Assets with finite lives:
Marketing assets	$930	$(387)	$543	$930	$(341)	$589	10.0			5.8
Non-compete agreement	270	(198)	72	270	(190)	80	2.0	-	5.0	4.5
Trade secrets	250	(208)	42	250	(183)	67	5.0			0.8
Trade names	1,080	(270)	810	1,080	-	1,080	2.0			1.5
Software technology	9,229	(445)	8,784	8,229	-	8,229	10.0			9.5
Customer relationships	10,070	(1,800)	8,270	10,070	(1,031)	9,039	6.0	-	9.0	5.3
Total intangible assets	$21,829	$(3,308)	$18,521	$20,829	$(1,745)	$19,084

Amortization expense for intangible assets was $0.8 million and $0.1 million for the three months ended June 30, 2018 and 2017, respectively, and $1.6 million and $0.3 million for the six months ended June 30, 2018 and 2017, respectively.

Estimated aggregated amortization expense based on the current carrying value of the amortizable intangible assets is as follows:

(in thousands)	Estimated Amortization Expense
Remaining 2018	$1,581
2019	3,128
2020	2,571
2021	2,571
2022	2,571
Thereafter	6,099
Total estimated amortization expense	$18,521

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

The following table summarizes financial assets as of June 30, 2018 and December 31, 2017 measured at fair value on a recurring basis:

	June 30, 2018			December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents
Money market mutual fund	$8,366	$-	$-	$3,034	$-	$-
Total	$8,366	$-	$-	$3,034	$-	$-

Note 7 – Marketable Securities

The Company invests in short-term and long-term agency, municipal, corporate, commercial paper and other debt securities. The securities are categorized as held-to-maturity and are recorded at amortized cost. Categorization as held-to-maturity is based on the Company’s ability and intent to hold these securities to maturity. The following table summarizes information regarding the Company’s short-term and long-term marketable securities as of June 30, 2018 and December 31, 2017:

	June 30, 2018
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. municipal securities	$18,013	$-	$(58)	$17,955
Corporate debt securities	34,346	-	(157)	34,189
U.S. government agency securities	24,674	-	(178)	24,496
Certificates of deposit/time deposits	3,968	-	(38)	3,930
Commercial paper	1,254	-	(0)	1,254
Total marketable securities	$82,255	$-	$(431)	$81,824

	December 31, 2017
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. municipal securities	$28,364	$-	$(104)	$28,260
Corporate debt securities	29,806	-	(128)	29,678
U.S. government agency securities	32,320	-	(199)	32,121
Certificates of deposit/time deposits	3,968	-	(32)	3,936
Total marketable securities	$94,458	$-	$(463)	$93,995

Fair values for the corporate debt securities are primarily determined based on quoted market prices (Level 1). Fair values for the U.S. municipal securities, U.S. government agency securities, commercial paper and certificates of deposit are primarily determined using dealer quotes or quoted market prices for similar securities (Level 2).

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

The June 30, 2018 balance of held-to-maturity debt securities by contractual maturity is shown in the following table at amortized cost. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

June 30,
(in thousands)	2018
Due in one year or less	$57,619
Due after one year through five years	24,636
Total marketable securities	$82,255

Note 8 – Inventory

Inventory consists primarily of raw materials, which are recorded at the lower of cost or market using the average-cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.

The Company’s inventory consisted of the following as of the dates indicated:

	June 30,	December 31,
(in thousands)	2018	2017
Raw materials	$9,382	$9,767
Work in process	712	1,998
Total inventory	10,094	11,765
Allowance for obsolescence	(504)	(494)
Inventory, net of allowance	$9,590	$11,271

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

Stock-Based Compensation Expense

Stock-based compensation expense was $2.7 million and $2.2 million for the three months ended June 30, 2018 and 2017, respectively, and $5.0 million and $4.0 million for the six months ended June 30, 2018 and 2017, respectively.

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2018:

		Weighted-
		Average
	Stock Options	Exercise Price
Options outstanding at December 31, 2017	399,397	$51.14
Granted	34,386	109.91
Exercised	(108,941)	37.04
Forfeited	(17,077)	61.30
Options outstanding at June 30, 2018	307,765	$62.14

Exercisable at June 30, 2018	168,243	$49.52

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

The weighted-average grant date fair value of options that were granted during the six months ended June 30, 2018 was $49.76.

The following table provides the assumptions used in the Black-Scholes pricing model valuation of options during the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018			2017
Risk-free interest rate	2.52	-	3.07%	2.24%
Expected life (years)	6.25			6.50
Expected volatility	41.95	-	42.22%	44.68%
Expected dividend yield	0%			0%

As of June 30, 2018, there was $4.4 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.3 years.

Restricted Stock

Restricted stock awards are share-settled awards and restrictions lapse ratably over the vesting period, which is generally a period from four to five years, beginning on the first anniversary of the grant date, subject to the employee's continuing service to the Company. For directors, restrictions generally lapse in full on the first anniversary of the grant date.

The following table summarizes restricted stock activity during the six months ended June 30, 2018:

		Weighted-
		Average
		Grant Date
	Restricted	Fair Value
	Stock	Per Share
Restricted stock at December 31, 2017	334,608	$63.29
Granted	103,818	115.20
Restrictions lapsed	(83,390)	62.84
Forfeited	(21,969)	62.28
Restricted stock at June 30, 2018	333,067	$79.64

As of June 30, 2018, there was $25.1 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 3.5 years.

Performance Stock

Performance stock units (PSUs) are expressed in terms of a target number of PSUs, with anywhere between 0 percent and 150 percent of that target number capable of being earned and vesting at the end of a three-year performance period depending on the Company’s performance in the final year of the performance period and the award recipient’s continued employment.

The following table summarizes performance stock activity during the six months ended June 30, 2018:

		Weighted-
		Average
		Grant Date
	Performance	Fair Value
	Stock	Per Share
Performance stock at December 31, 2017	25,707	$58.35
Granted	20,006	105.75
Restrictions lapsed	-	-
Performance change	6,427	58.35
Forfeited	-	-
Performance stock at June 30, 2018	52,140	$76.54

As of June 30, 2018, there was $2.9 million of unrecognized compensation expense related to non-vested performance stock, which is expected to be recognized over a weighted-average period of 2.3 years.

Employee Stock Purchase Plan

The following table presents the assumptions used to estimate the fair value of the ESPP during the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018			2017
Risk-free interest rate	1.48	-	2.06%	0.59%	-	0.97%
Expected life (months)	6.00			6.00
Expected volatility	24.49	-	31.50%	34.51%	-	39.51%
Expected dividend yield	0%			0%

Note 10 – Accumulated Other Comprehensive Loss

Other comprehensive income (loss) is comprised entirely of foreign currency translation adjustments. The following table presents the changes in accumulated other comprehensive income (loss) balances during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Foreign currency translation adjustments
Balance at beginning of period	$(2,841)	$(9,568)	$(5,234)	$(10,753)
Other comprehensive income (loss) before reclassifications	(3,518)	2,164	(1,125)	3,349
Amounts reclassified from accumulated other comprehensive loss	-	-	-	-
Net current-period other comprehensive income (loss)	(3,518)	2,164	(1,125)	3,349
Balance at end of period	$(6,359)	$(7,404)	$(6,359)	$(7,404)

Note 11 – Income Taxes

The Company is subject to income tax in multiple jurisdictions and the use of estimates is required to determine the provision for income taxes. For the three months ended June 30, 2018 and 2017, the Company recorded an income tax provision of $4.5 million and $5.5 million, respectively. For the six months ended June 30, 2018 and 2017, the Company recorded an income tax provision of $8.3 million and $11.3 million, respectively. The income tax provision is based on the estimated annual effective tax rate for the year applied to pre-tax income. The effective income tax rate for the three months ended June 30, 2018 was 19.6 percent compared to 31.2 percent in the same period of the prior year. The effective tax rate decreased by 11.6 percent for the three months ended June 30, 2018 when compared to the same period in 2017 primarily due to the impact of tax reform and benefits from the vesting of restricted stock and the exercise of stock options. The effective income tax rate for the six months ended June 30, 2018 was 18.6 percent compared to 31.7 percent in the same period of the prior year. The effective tax rate decreased by 13.1 percent for the six months ended June 30, 2018 when compared to the same period in 2017 primarily due to the impact of tax reform and benefits from the vesting of restricted stock and the exercise of stock options.

The Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35 percent to 21 percent, requires companies to pay a transition tax on earnings of certain foreign subsidiaries that were previously tax-deferred and creates new taxes on certain foreign-sourced earnings. The Company has applied the guidance in ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, when accounting for the enactment-date effects of the Act. As of June 30, 2018, the Company had not completed its accounting for the tax effects of the Act, as the Company is in the process of analyzing certain aspects of the Act, obtaining information, and refining its calculations of the Act's impact. There have been no material measurement period adjustments made during the three and six months ended June 30, 2018 related to the provisional amounts recorded and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. The Company expects to complete the accounting for the tax effects of the Act during 2018.

The effective income tax rate for the three and six months ended June 30, 2018 differs from the U.S. federal statutory rate of 21.0 percent due primarily to the mix of income earned in domestic and foreign tax jurisdictions and deductions for which the Company qualifies.

The Company had reserves against unrecognized tax benefits totaling $4.4 million at June 30, 2018 and $4.2 million at December 31, 2017, all of which, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and penalties related to income tax matters in income tax expense, and reports the liability in current or long-term income taxes payable as appropriate.

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

Revenue and income from operations by reportable segment for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Revenue:
United States	$86,354	$63,353	$170,521	$123,529
Europe	20,213	16,131	40,158	33,130
Japan	3,085	2,556	6,718	5,548
Total revenue	$109,652	$82,040	$217,397	$162,207

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Income from Operations:
United States	$30,459	$25,723	$60,532	$50,069
Europe	4,022	2,335	7,401	6,375
Corporate Unallocated and Japan	(12,497)	(11,656)	(24,221)	(22,360)
Total Income from Operations	$21,984	$16,402	$43,712	$34,084

Total long-lived assets at June 30, 2018 and December 31, 2017 were as follows:

	June 30,	December 31,
(in thousands)	2018	2017
Total long-lived assets:
United States	$156,831	$125,308
Europe	33,194	33,691
Japan	7,314	7,441
Total Assets	$197,339	$166,440

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

3D Printing

Our 3D Printing product line includes stereolithography, selective laser sintering, direct metal laser sintering, Multi Jet Fusion and PolyJet processes, which offer customers a wide-variety of high-quality, precision rapid prototyping and low-volume production. These processes create parts with a high level of accuracy, detail, strength and durability. Industrial 3D Printing is best suited for functional prototypes, complex designs and end-use applications produced in small quantities, typically in the range of one to 50 parts.

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

Key Financial Measures and Trends

Revenue

Our operations are comprised of three geographic operating segments in the United States, Europe and Japan. Revenue is derived from our Injection Molding, CNC Machining, 3D Printing and Sheet Metal product lines. Injection Molding revenue consists of sales of custom injection molds and injection-molded parts. CNC Machining revenue consists of sales of CNC-machined custom parts. 3D Printing revenue consists of sales of 3D-printed parts. Sheet Metal revenue consists of sales of fabricated sheet metal custom parts. Our historical and current efforts to increase revenue have been directed at expanding the breadth of our product offerings, gaining new customers and selling to our existing customer base by increasing marketing and selling activities, including:

●	expanding the breadth and scope of each of our product lines by adding more sizes and materials to our offerings;

●	the introduction of our 3D Printing product line through our acquisition of FineLine in 2014;

●	expanding internationally through our acquisition of Alphaform in October 2015;

●	the introduction of our Sheet Metal product line through our acquisition of RAPID in 2017; and

●	continuously improving the usability of our product lines such as our web-centric applications.

During the three months ended June 30, 2018, we served 19,198 unique product developers and engineers who purchased our products through our web-based customer interface, an increase of 18.7% over the same period in 2017. During the six months ended June 30, 2018, we served 28,598 unique product developers and engineers who purchased our products through our web-based customer interface, an increase of 17.9% over the same period in 2017. The information does not include customers who do not utilize our web-based interface; these customers are principally related to our recent acquisitions.

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

We define gross profit as our revenue less our cost of revenue, and we define gross margin as gross profit expressed as a percentage of revenue. Our gross profit and gross margin are affected by many factors, including our mix of revenue by product line and geography, pricing, sales volume and manufacturing costs, the costs associated with increasing production capacity, and foreign exchange rates.

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

	Three Months Ended June 30,				Change		Six Months Ended June 30,				Change
(dollars in thousands)	2018		2017		$	%	2018		2017		$	%
Revenue	$109,652	100.0	$82,040	100.0%	$27,612	33.7	$217,397	100.0	$162,207	100.0	$55,190	34.0
Cost of revenue	50,439	46.0	35,671	43.5	14,768	41.4	100,276	46.1	70,565	43.5	29,711	42.1
Gross profit	59,213	54.0	46,369	56.5	12,844	27.7	117,121	53.9	91,642	56.5	25,479	27.8
Operating expenses:
Marketing and sales	17,557	16.0	14,630	17.8	2,927	20.0	34,129	15.7	27,617	17.0	6,512	23.6
Research and development	7,032	6.5	6,084	7.4	948	15.6	13,697	6.3	11,907	7.3	1,790	15.0
General and administrative	12,640	11.5	9,253	11.3	3,387	36.6	25,583	11.8	18,034	11.1	7,549	41.9
Total operating expenses	37,229	34.0	29,967	36.5	7,262	24.2	73,409	33.8	57,558	35.4	15,851	27.5
Income from operations	21,984	20.0	16,402	20.0	5,582	34.0	43,712	20.1	34,084	21.1	9,628	28.2
Other income, net	808	0.8	1,173	1.4	(365)	(31.1)	986	0.4	1,488	0.9	(502)	(33.7)
Income before income taxes	22,792	20.8	17,575	21.4	5,217	29.7	44,698	20.5	35,572	22.0	9,126	25.6
Provision for income taxes	4,478	4.1	5,489	6.7	(1,011)	(18.4)	8,333	3.8	11,286	7.0	(2,953)	(26.2)
Net income	$18,314	16.7%	$12,086	14.7%	$6,228	51.5%	$36,365	16.7%	$24,286	15.0%	$12,079	49.7%

 Stock-based compensation expense included in the statements of operations data above for the three and six months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Stock options and restricted stock	$2,534	$2,077	$4,688	$3,643
Employee stock purchase plan	192	164	346	315
Total stock-based compensation expense	$2,726	$2,241	$5,034	$3,958

Cost of revenue	$363	$237	$650	$434
Operating expenses:
Marketing and sales	443	338	820	607
Research and development	376	279	690	501
General and administrative	1,544	1,387	2,874	2,416
Total stock-based compensation expense	$2,726	$2,241	$5,034	$3,958

Comparison of Three Months Ended June 30, 2018 and 2017

Revenue

Revenue by reportable segment and the related changes for the three months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,
	2018		2017		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
United States	$86,354	78.8%	$63,353	77.2%	$23,001	36.3%
Europe	20,213	18.4	16,131	19.7	4,082	25.3
Japan	3,085	2.8	2,556	3.1	529	20.7
Total revenue	$109,652	100.0%	$82,040	100.0%	$27,612	33.7%

Our revenue increased $27.6 million, or 33.7%, for the three months ended June 30, 2018 compared to the same period in 2017. By reportable segment, revenue in the United States increased $23.0 million, or 36.3% for the three months ended June 30, 2018 compared to the same period in 2017. Revenue growth in the United States was partially attributable to the acquisition of RAPID in November 2017. Revenue in Europe increased $4.1 million, or 25.3%, and revenue in Japan increased $0.5 million, or 20.7%, in each case for the three months ended June 30, 2018 compared to the same period in 2017.

Our revenue growth during the three months ended June 30, 2018 was the result of an increase in the volume of the product developers and engineers we served through our web-based customer interface and the acquisition of RAPID. During the three months ended June 30, 2018, we served 19,198 unique product developers and engineers through our web-based customer interface, an increase of 18.7% over the same period in 2017. The information does not include customers who do not utilize our web-based interface; these customers are principally related to our recent acquisitions.

Our revenue increases were primarily driven by increases in sales personnel and marketing activities. Our sales personnel focus on gaining new customer accounts and expanding the depth and breadth of existing customer accounts. Our marketing personnel focus on marketing activities that result in the greatest number of customer leads to support sales activity. International revenue was positively impacted by $1.5 million during the three months ended June 30, 2018 compared to the same period in 2017 as a result of foreign currency movements, primarily the strengthening of the British Pound relative to the Dollar.

Revenue by product line and the related changes for the three months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,
	2018		2017		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Injection Molding	$51,586	47.0%	$46,792	57.0%	$4,794	10.2%
CNC Machining	37,788	34.5	24,180	29.5	13,608	56.3
3D Printing	13,248	12.1	10,873	13.3	2,375	21.8
Sheet Metal	6,309	5.8	-	-	6,309	*
Other Revenue	721	0.6	195	0.2	526	*
Total revenue	$109,652	100.0%	$82,040	100.0%	$27,612	33.7%

*Percentage change not meaningful

By product line, our revenue growth was driven by a 10.2% increase in Injection Molding revenue, a 56.3% increase in CNC Machining revenue and a 21.8% increase in 3D Printing revenue, as well as a $0.5 million increase in Other Revenue, in each case for the three months ended June 30, 2018 compared to the same period in 2017. Revenue growth in our CNC Machining, Sheet Metal and Other product lines was partially attributable to the acquisition of RAPID in November 2017.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $14.8 million, or 41.4%, for the three months ended June 30, 2018 compared to the same period in 2017, which was faster than the rate of revenue increase of 33.7% for the three months ended June 30, 2018 compared to the same period in 2017. The increase in cost of revenue resulted from the growth of the business, including via the RAPID acquisition, and was due to raw material and production cost increases of $4.3 million, an increase in direct labor headcount resulting in personnel and related cost increases of $8.1 million and equipment and facility-related cost increases of $2.4 million to support increased sales volumes.

Gross Profit and Gross Margin. Gross profit increased from $46.4 million in the three months ended June 30, 2017 to $59.2 million in the three months ended June 30, 2018 primarily due to an increase in revenue. Gross margin decreased from 56.5% in the three months ended June 30, 2017 to 54.0% in the three months ended June 30, 2018 due to the timing and mix of revenue, with the RAPID acquisition being the primary driver of the reduction in gross margin.

Operating Expenses, Other Income, net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expenses increased $2.9 million, or 20.0%, during the three months ended June 30, 2018 compared to the same period in 2017 due primarily to an increase in headcount resulting in personnel and related cost increases of $2.7 million as well as marketing program cost increases of $0.2 million.

Research and Development. Our research and development expenses increased $0.9 million, or 15.6%, during the three months ended June 30, 2018 compared to the same period in 2017 due to an increase in headcount resulting in personnel and related cost increases of $1.1 million, which was partially offset by a decrease in operating costs of $0.2 million.

General and Administrative. Our general and administrative expenses increased $3.4 million, or 36.6%, during the three months ended June 30, 2018 compared to the same period in 2017 due to an increase in headcount resulting in personnel and related cost increases of $1.0 million, stock based compensation cost increases of $0.2 million, amortization cost increases of $0.7 million and administrative cost increases of $1.5 million.

Other Income, net. We recognized other income, net of $0.8 million for the three months ended June 30, 2018, a decrease of $0.4 million compared to other income, net of $1.2 million for the three months ended June 30, 2017. Other income, net for the three months ended June 30, 2018 primarily consisted of a $0.7 million gain on our sale of the RAPID Wire & Cable, LLC and $0.4 million in interest income on investments, which was partially offset by a $0.3 million loss on foreign currency. Other income, net for the three months ended June 30, 2017 primarily consisted of $0.5 million in interest income on investments, a $0.4 million favorable legal settlement and a $0.3 million gain on foreign currency.

Provision for Income Taxes. Our effective tax rate of 19.6% for the three months ended June 30, 2018 decreased 11.6% compared to 31.2% for the same period in 2017. The decrease in the effective tax rate is primarily due to the Tax Cuts and Jobs Act that went into effect in 2018 and benefits from the vesting of restricted stock and the exercise of stock options. Our income tax provision decreased by $1.0 million to $4.5 million for the three months ended June 30, 2018 compared to our income tax provision of $5.5 million for the three months ended June 30, 2017.

Comparison of Six Months Ended June 30, 2018 and 2017

Revenue

Revenue by reportable segment and the related changes for the six months ended June 30, 2018 and 2017 were as follows:

	Six Months Ended June 30,
	2018		2017		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
United States	$170,521	78.4%	$123,529	76.2%	$46,992	38.0%
Europe	40,158	18.5	33,130	20.4	7,028	21.2
Japan	6,718	3.1	5,548	3.4	1,170	21.1
Total revenue	$217,397	100.0%	$162,207	100.0%	$55,190	34.0%

Our revenue increased $55.2 million, or 34.0%, for the six months ended June 30, 2018 compared to the same period in 2017. By reportable segment, revenue in the United States increased $47.0 million, or 38.0% for the six months ended June 30, 2018 compared to the same period in 2017. Revenue growth in the United States was partially attributable to the acquisition of RAPID in November 2017. Revenue in Europe increased $7.0 million, or 21.2%, and revenue in Japan increased $1.2 million, or 21.1%, in each case for the six months ended June 30, 2018 compared to the same period in 2017.

Our revenue growth during the six months ended June 30, 2018 was the result of an increase in the volume of the product developers and engineers we served through our web-based customer interface and the acquisition of RAPID. During the six months ended June 30, 2018, we served 28,598 unique product developers and engineers through our web-based customer interface, an increase of 17.9% over the same period in 2017. The information does not include customers who do not utilize our web-based interface; these customers are principally related to our recent acquisitions.

Our revenue increases were primarily driven by increases in sales personnel and marketing activities. Our sales personnel focus on gaining new customer accounts and expanding the depth and breadth of existing customer accounts. Our marketing personnel focus on marketing activities that result in the greatest number of customer leads to support sales activity. International revenue was positively impacted by $4.2 million during the six months ended June 30, 2018 compared to the same period in 2017 as a result of foreign currency movements, primarily the strengthening of the British Pound relative to the Dollar.

Revenue by product line and the related changes for the six months ended June 30, 2018 and 2017 were as follows:

	Six Months Ended June 30,
	2018		2017		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Injection Molding	$102,929	47.3%	$94,708	58.4%	$8,221	8.7%
CNC Machining	74,519	34.3	46,152	28.5	28,367	61.5
3D Printing	25,573	11.8	20,958	12.9	4,615	22.0
Sheet Metal	12,550	5.8	-	-	12,550	*
Other Revenue	1,826	0.8	389	0.2	1,437	*
Total revenue	$217,397	100.0%	$162,207	100.0%	$55,190	34.0%

*Percentage change not meaningful

By product line, our revenue growth was driven by an 8.7% increase in Injection Molding revenue, a 61.5% increase in CNC Machining revenue and a 22.0% increase in 3D Printing revenue, as well as a $1.4 million increase in Other Revenue, in each case for the six months ended June 30, 2018 compared to the same period in 2017. Revenue growth in our CNC Machining, Sheet Metal and Other product lines was partially attributable to the acquisition of RAPID in November 2017.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $29.7 million, or 42.1%, for the six months ended June 30, 2018 compared to the same period in 2017, which was faster than the rate of revenue increase of 34.0% for the six months ended June 30, 2018 compared to the same period in 2017. The increase in cost of revenue resulted from the growth of the business, including via the RAPID acquisition, and was due to raw material and production cost increases of $8.9 million, an increase in direct labor headcount resulting in personnel and related cost increases of $16.1 million and equipment and facility-related cost increases of $4.7 million to support increased sales volumes.

Gross Profit and Gross Margin. Gross profit increased from $91.6 million in the six months ended June 30, 2017 to $117.1 million in the six months ended June 30, 2018, primarily due to an increase in revenue. Gross margin decreased from 56.5% in the six months ended June 30, 2017 to 53.9% in the six months ended June 30, 2018 due to the timing and mix of revenue, with the RAPID acquisition being the primary driver of the reduction in gross margin.

Operating Expenses, Other Income, net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expenses increased $6.5 million, or 23.6%, during the six months ended June 30, 2018 compared to the same period in 2017 due primarily to an increase in headcount resulting in personnel and related cost increases of $5.8 million as well as marketing program cost increases of $0.7 million.

Research and Development. Our research and development expenses increased $1.8 million, or 15.0%, during the six months ended June 30, 2018 compared to the same period in 2017 due to an increase in headcount resulting in personnel and related cost increases of $1.9 million and professional services cost increases of $0.2 million, which were partially offset by a decrease in operating cost of $0.3 million.

General and Administrative. Our general and administrative expenses increased $7.5 million, or 41.9%, during the six months ended June 30, 2018 compared to the same period in 2017 due to an increase in headcount resulting in personnel and related cost increases of $2.4 million, stock based compensation cost increases of $0.4 million, professional services cost increases of $0.4 million, amortization cost increases of $1.3 million and administrative cost increases of $3.0 million.

Other Income, net. We recognized other income, net of $1.0 million for the six months ended June 30, 2018, a decrease of $0.5 million compared to other income, net of $1.5 million for the six months ended June 30, 2017. Other income, net for the six months ended June 30, 2018 primarily consisted of a $0.7 million gain on our sale of the RAPID Wire & Cable, LLC and $0.6 million in interest income on investments, which was partially offset by a $0.3 million loss on foreign currency. Other income, net for the six months ended June 30, 2017 primarily consisted of $0.8 million in interest income on investments, a $0.4 million favorable legal settlement and a $0.3 million gain on foreign currency.

Provision for Income Taxes. Our effective tax rate of 18.6% for the six months ended June 30, 2018 decreased 13.1% compared to 31.7% for the same period in 2017. The decrease in the effective tax rate is primarily due to the Tax Cuts and Jobs Act that went into effect in 2018 and benefits from the vesting of restricted stock and the exercise of stock options. Our income tax provision decreased by $3.0 million to $8.3 million for the six months ended June 30, 2018 compared to our income tax provision of $11.3 million for the six months ended June 30, 2017.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows during the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
(dollars in thousands)	2018	2017
Net cash provided by operating activities	$59,317	$39,427
Net cash used in investing activities	(31,073)	(8,658)
Net cash used in financing activities	(1,694)	(619)
Effect of exchange rates on cash and cash equivalents	(652)	251
Net increase in cash and cash equivalents	$25,898	$30,401

Sources of Liquidity

Historically, we have primarily financed our operations and capital expenditures through cash flow from operations. We also have a line of credit facility in place, which we recently utilized in connection with our acquisitions at the end of 2017, and repaid in the three months ended March 31, 2018. We had cash and cash equivalents of $62.6 million as of June 30, 2018, an increase of $25.9 million from December 31, 2017. The increase in our cash was primarily due to cash generated through operations and proceeds from maturities of marketable securities, which were partially offset by investing activity and payments on debt.

Cash Flows from Operating Activities

Cash flows from operating activities were $59.3 million during the six months ended June 30, 2018 and primarily consisted of net income of $36.4 million, adjusted for certain non-cash items, including depreciation and amortization of $12.7 million, stock-based compensation expense of $5.0 million, deferred taxes of $1.6 million, amortization of held-to-maturity securities of $0.3 million and gain on sale of business of $0.7 million. Cash flows from operating activities increased $19.9 million during the six months ended June 30, 2018 compared to the same period in 2017, primarily due to increases in net income of $12.1 million mostly driven by general growth of the business and a benefit from the decrease in our effective tax rate, depreciation and amortization of $4.0 million driven by an increase in capital investments, an increase in stock-based compensation expense of $1.1 million and by changes in operating assets and liabilities of $3.8 million driven by general growth of the business and timing of cash receipts and payments. These increases were partially offset by a decrease in amortization of held-to-maturity securities of $0.3 million, gain on the sale of businesses of $0.7 million and a decrease in other adjustments of $0.1 million primarily due to changes in foreign currency.

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

Cash Flows from Investing Activities

Cash used in investing activities was $31.1 million during the six months ended June 30, 2018, consisting of $43.2 million for the purchases of property and equipment, $17.1 million for the purchases of marketable securities, and $0.1 million in cash used for acquisitions, which were partially offset by $29.0 million in proceeds from maturities of marketable securities and $0.3 million in proceeds from the sale of businesses.

Cash used in investing activities was $8.7 million during the six months ended June 30, 2017, consisting of $13.3 million for the purchases of property and equipment, $20.1 million for the purchases of marketable securities and $0.5 million for the purchases of other investments, which were partially offset by $25.2 million in proceeds from maturities of marketable securities.

Cash Flows from Financing Activities

Cash used in financing activities was $1.7 million during the six months ended June 30, 2018, consisting of proceeds from exercises of stock options of $3.3 million, which were partially offset by payments on debt of $5.0 million.

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

We have not used forward contracts or currency borrowings to hedge our exposure to foreign currency risk. Foreign currency risk can be assessed by estimating the change in results of operations or financial position resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would generally not have a material impact on our financial position, but could have a material impact on our results of operations. We recognized foreign currency losses of $0.3 million in each of the three and six months ended June 30, 2018, respectively. We recognized foreign currency gains of $0.4 million and $0.3 million in the three and six months ended June 30, 2017, respectively.

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

During the three months ended June 30, 2018, we did not repurchase shares of our common stock.

Item 3. Defaults Upon Senior Securities

No matters to disclose.

Item 4. Mine Safety Disclosures

No matters to disclose.

Item 5. Other Information

No matters to disclose.

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit Number	Description of Exhibit
3.1(1)	Third Amended and Restated Articles of Incorporation of Proto Labs, Inc.
3.2(2)	Articles of Amendment to Third Amended and Restated Articles of Incorporation of Proto Labs, Inc. dated May 20, 2015
3.3(3)	Second Amended and Restated By-Laws of Proto Labs, Inc., as amended through November 8, 2016
10.1	Form of Deferred Stock Unit Agreement under 2012 Long-Term Incentive Plan
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 001-35435), filed with the Commission on May 21, 2015, and incorporated by reference herein.
(3)	Previously filed as Exhibit 3.2 to the Company’s Form 8-K (File No. 001-35435), filed with the Commission on November 8, 2016, and incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Proto Labs, Inc.

Date: August 1, 2018	/s/ Victoria M. Holt
Victoria M. Holt
President and Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2018	/s/ John A. Way
John A. Way
Chief Financial Officer (Principal Financial Officer)