Form 10-Q
period 2018-09-30
Proto Labs Inc
filed 2018-10-30
CIK 1443669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,070,318 shares of Common Stock, par value $0.001 per share, were outstanding at October 24, 2018.

Proto Labs, Inc.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Proto Labs, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$62,593	$36,707
Short-term marketable securities	57,561	57,424
Accounts receivable, net of allowance for doubtful accounts of $949 and $757 as of September 30, 2018 and December 31, 2017, respectively	62,131	51,503
Inventory	9,608	11,271
Prepaid expenses and other current assets	8,639	6,267
Income taxes receivable	-	1,832
Total current assets	200,532	165,004
Property and equipment, net	210,053	166,440
Goodwill	128,752	128,504
Other intangible assets, net	19,713	19,084
Long-term marketable securities	33,224	37,034
Other long-term assets	3,590	2,672
Total assets	$595,864	$518,738

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$17,300	$15,876
Accrued compensation	14,462	12,100
Accrued liabilities and other	14,843	8,408
Short-term debt obligations	-	5,000
Income taxes payable	2,763	2,371
Total current liabilities	49,368	43,755
Long-term income taxes payable	2,181	2,181
Long-term deferred tax liabilities	8,732	6,966
Other long-term liabilities	4,377	4,621
Total liabilities	64,658	57,523

Shareholders' equity
Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding 0 shares as of each of September 30, 2018 and December 31, 2017	-	-
Common stock, $0.001 par value, authorized 150,000,000 shares; issued and outstanding 27,068,068 and 26,828,651 shares as of September 30, 2018 and December 31, 2017, respectively	27	27
Additional paid-in capital	254,957	241,725
Retained earnings	283,460	224,697
Accumulated other comprehensive loss	(7,238)	(5,234)
Total shareholders' equity	531,206	461,215
Total liabilities and shareholders' equity	$595,864	$518,738

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Comprehensive Income
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Statements of Operations:
Revenue	$115,430	$88,105	$332,827	$250,312
Cost of revenue	53,027	38,793	153,303	109,358
Gross profit	62,403	49,312	179,524	140,954
Operating expenses
Marketing and sales	16,818	13,846	50,947	41,463
Research and development	7,458	5,877	21,155	17,784
General and administrative	13,096	10,222	38,679	28,256
Total operating expenses	37,372	29,945	110,781	87,503
Income from operations	25,031	19,367	68,743	53,451
Other income, net	390	291	1,376	1,779
Income before income taxes	25,421	19,658	70,119	55,230
Provision for income taxes	4,484	6,438	12,817	17,724
Net income	$20,937	$13,220	$57,302	$37,506

Net income per share:
Basic	$0.77	$0.50	$2.13	$1.41
Diluted	$0.77	$0.49	$2.10	$1.40

Shares used to compute net income per share:
Basic	27,038,585	26,617,349	26,963,205	26,600,174
Diluted	27,337,886	26,802,034	27,268,311	26,716,553

Comprehensive Income (net of tax)
Comprehensive income	$20,058	$14,875	$55,298	$42,510

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017

Operating activities
Net income	$57,302	$37,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,520	13,539
Stock-based compensation expense	7,986	6,159
Deferred taxes	1,770	715
Gain on sale of business	(671)	-
Amortization of held-to-maturity securities	336	851
Other	160	21
Changes in operating assets and liabilities:
Accounts receivable	(8,993)	(10,679)
Inventories	324	(188)
Prepaid expenses and other	(2,058)	(1,147)
Income taxes	2,278	4,158
Accounts payable	980	1,387
Accrued liabilities and other	6,028	6,678
Net cash provided by operating activities	84,962	59,000

Investing activities
Purchases of property, equipment and other capital assets	(61,898)	(24,164)
Cash used for acquisitions, net of cash acquired	(90)	-
Proceeds from sale of business	284	-
Purchases of marketable securities	(41,384)	(20,037)
Proceeds from maturities of marketable securities	44,721	34,090
Purchases of other assets and investments	(126)	(514)
Net cash used in investing activities	(58,493)	(10,625)

Financing activities
Payments on debt	(5,000)	-
Proceeds from exercises of stock options and other	5,248	5,749
Repurchases of common stock	-	(4,410)
Net cash provided by financing activities	248	1,339
Effect of exchange rate changes on cash and cash equivalents	(831)	774
Net increase in cash and cash equivalents	25,886	50,488
Cash and cash equivalents, beginning of period	36,707	68,795
Cash and cash equivalents, end of period	$62,593	$119,283

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which introduces the balance sheet recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The guidance will be effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. The Company expects to adopt the lease standard using the new transition option, which will allow the Company to continue to apply the legacy guidance in Accounting Standards Codification (ASC) 840, Leases, in the comparative periods presented in the year of adoption. The Company is in the process of executing its implementation plan and performing an assessment of its leasing arrangements and service contracts, as well as evaluating the impact of applying the practical expedients and accounting policy elections. The Company is evaluating the impact of the future adoption of this standard on its consolidated financial statements, but because the Company owns a majority of its buildings and significant assets, it does not expect the impact to be material.

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

Note 3 – Revenue

The Company’s significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2017. Significant changes to the Company’s accounting policies as a result of adopting ASC 606 are discussed below:

Revenue Recognition

The Company provides quality, quick-turn prototyping and on-demand manufacturing services. As a result, the majority of revenue recognized in a reporting period is based on completed, invoiced contracts. The Company accounts for revenue in accordance with ASC 606, which the Company adopted on January 1, 2018, using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 605. The Company recorded a net increase of $1.5 million to its retained earnings balance on January 1, 2018 due to the cumulative impact of adopting ASC 606. The impact of adopting ASC 606 was to increase revenue by $1.3 million and increase cost of revenue by $0.6 million for the three months ended September 30, 2018, and to increase accounts receivable by $1.3 million and decrease inventory by $0.6 million as of September 30, 2018. For the nine months ended September 30, 2018 the impact of adopting ASC 606 was to increase revenue by $1.5 million and increase cost of revenue by $0.7 million, as well as increase accounts receivable by $4.0 million and decrease inventory by $1.8 million as of September 30, 2018, which includes the transition adjustment of $1.5 million noted above.

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

Revenue by geographic region for the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Revenue:
United States	$90,732	$67,490	$261,253	$191,019
Europe	21,273	18,094	61,431	51,224
Japan	3,425	2,521	10,143	8,069
Total revenue	$115,430	$88,105	$332,827	$250,312

Revenue by product line for the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Revenue:
Injection Molding	$53,681	$49,480	$156,610	$144,187
CNC Machining	40,845	27,166	115,364	73,318
3D Printing	13,845	11,102	39,418	32,061
Sheet Metal	6,452	-	19,002	-
Other Revenue	607	357	2,433	746
Total revenue	$115,430	$88,105	$332,827	$250,312

The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within marketing and sales expenses. The value of unsatisfied performance obligations for contracts with an original expected length of one year or less is not material.

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

The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share amounts)	2018	2017	2018	2017
Net income	$20,937	$13,220	$57,302	$37,506

Basic - weighted-average shares outstanding:	27,038,585	26,617,349	26,963,205	26,600,174
Effect of dilutive securities:
Employee stock options and other	299,301	184,685	305,106	116,379
Diluted - weighted-average shares outstanding:	27,337,886	26,802,034	27,268,311	26,716,553
Net income per share:
Basic	$0.77	$0.50	$2.13	$1.41
Diluted	$0.77	$0.49	$2.10	$1.40

 Note 5 – Goodwill and Other Intangible Assets

There were no changes in the carrying amount of Goodwill during the three months ended September 30, 2018. The changes in the carrying amount of goodwill during the nine months ended September 30, 2018 were as follows:

(in thousands)	Nine Months Ended September 30, 2018
Balance as of the beginning of the period	$128,504
Goodwill acquired during the period	248
Balance as of the end of the period	$128,752

The Company adjusted goodwill by $0.2 million during the nine months ended September 30, 2018 as a result of the final working capital adjustment for the acquisition of RAPID in November 2017.

Intangible Assets other than goodwill at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018			December 31, 2017			Useful	Weighted Average
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Life (in years)	Useful Life Remaining (in years)
Intangible Assets with finite lives:
Marketing assets	$930	$(411)	$519	$930	$(341)	$589	10.0	5.5
Non-compete agreement	270	(202)	68	270	(190)	80	2.0 - 5.0	4.3
Trade secrets	250	(221)	29	250	(183)	67	5.0	0.5
Trade names	1,080	(405)	675	1,080	-	1,080	2.0	1.3
Software technology	11,229	(694)	10,535	8,229	-	8,229	10.0	9.3
Customer relationships	10,070	(2,183)	7,887	10,070	(1,031)	9,039	6.0 - 9.0	5.1
Total intangible assets	$23,829	$(4,116)	$19,713	$20,829	$(1,745)	$19,084

Amortization expense for intangible assets was $0.8 million and $0.1 million for the three months ended September 30, 2018 and 2017, respectively, and $2.4 million and $0.4 million for the nine months ended September 30, 2018 and 2017, respectively.

Estimated aggregated amortization expense based on the current carrying value of the amortizable intangible assets is as follows:

(in thousands)	Estimated Amortization Expense
Remaining 2018	$843
2019	3,342
2020	2,786
2021	2,786
2022	2,786
Thereafter	7,170
Total estimated amortization expense	$19,713

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

The following table summarizes financial assets as of September 30, 2018 and December 31, 2017 measured at fair value on a recurring basis:

	September 30, 2018			December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents
Money market mutual fund	$193	$-	$-	$3,034	$-	$-
Total	$193	$-	$-	$3,034	$-	$-

Note 7 – Marketable Securities

The Company invests in short-term and long-term agency, municipal, corporate, commercial paper and other debt securities. The securities are categorized as held-to-maturity and are recorded at amortized cost. Categorization as held-to-maturity is based on the Company’s ability and intent to hold these securities to maturity. The following table summarizes information regarding the Company’s short-term and long-term marketable securities as of September 30, 2018 and December 31, 2017:

	September 30, 2018
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. municipal securities	$20,607	$-	$(74)	$20,533
Corporate debt securities	43,525	-	(153)	43,372
U.S. government agency securities	22,197	-	(156)	22,041
Certificates of deposit/time deposits	4,456	-	(29)	4,427
Total marketable securities	$90,785	$-	$(412)	$90,373

	December 31, 2017
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. municipal securities	$28,364	$-	$(104)	$28,260
Corporate debt securities	29,806	-	(128)	29,678
U.S. government agency securities	32,320	-	(199)	32,121
Certificates of deposit/time deposits	3,968	-	(32)	3,936
Total marketable securities	$94,458	$-	$(463)	$93,995

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

The September 30, 2018 balance of held-to-maturity debt securities by contractual maturity is shown in the following table at amortized cost. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

September 30,
(in thousands)	2018
Due in one year or less	$57,561
Due after one year through five years	33,224
Total marketable securities	$90,785

Note 8 – Inventory

Inventory consists primarily of raw materials, which are recorded at the lower of cost or market using the average-cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.

The Company’s inventory consisted of the following as of the dates indicated:

	September 30,	December 31,
(in thousands)	2018	2017
Raw materials	$9,424	$9,767
Work in process	532	1,998
Total inventory	9,956	11,765
Allowance for obsolescence	(348)	(494)
Inventory, net of allowance	$9,608	$11,271

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

Stock-Based Compensation Expense

Stock-based compensation expense was $3.0 million and $2.2 million for the three months ended September 30, 2018 and 2017, respectively, and $8.0 million and $6.2 million for the nine months ended September 30, 2018 and 2017, respectively.

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2018:

		Weighted-
		Average
	Stock Options	Exercise Price
Options outstanding at December 31, 2017	399,397	$51.14
Granted	36,258	110.59
Exercised	(152,110)	39.31
Forfeited	(22,742)	70.00
Options outstanding at September 30, 2018	260,803	$64.66

Exercisable at September 30, 2018	126,008	$51.25

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

The weighted-average grant date fair value of options that were granted during the nine months ended September 30, 2018 was $50.08.

The following table provides the assumptions used in the Black-Scholes pricing model valuation of options during the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
Risk-free interest rate	2.52 - 3.07%	2.24%
Expected life (years)	6.25	6.50
Expected volatility	41.68 - 42.22%	44.68%
Expected dividend yield	0%	0%

As of September 30, 2018, there was $3.9 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.1 years.

Restricted Stock

Restricted stock awards are share-settled awards and restrictions lapse ratably over the vesting period, which is generally a period from four to five years, beginning on the first anniversary of the grant date, subject to the employee's continuing service to the Company. For directors, restrictions generally lapse in full on the first anniversary of the grant date.

The following table summarizes restricted stock activity during the nine months ended September 30, 2018:

		Weighted-
		Average
		Grant Date
	Restricted	Fair Value
	Stock	Per Share
Restricted stock at December 31, 2017	334,608	$63.29
Granted	106,760	115.41
Restrictions lapsed	(83,456)	62.85
Forfeited	(25,661)	65.73
Restricted stock at September 30, 2018	332,251	$79.96

As of September 30, 2018, there was $23.1 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 3.3 years.

Performance Stock

Performance stock units (PSUs) are expressed in terms of a target number of PSUs, with anywhere between 0 percent and 150 percent of that target number capable of being earned and vesting at the end of a three-year performance period depending on the Company’s performance in the final year of the performance period and the award recipient’s continued employment.

The following table summarizes performance stock activity during the nine months ended September 30, 2018:

		Weighted-
		Average
		Grant Date
	Performance	Fair Value
	Stock	Per Share
Performance stock at December 31, 2017	25,707	$58.35
Granted	20,006	105.75
Restrictions lapsed	-	-
Performance change	6,427	58.35
Forfeited	-	-
Performance stock at September 30, 2018	52,140	$76.54

As of September 30, 2018, there was $2.5 million of unrecognized compensation expense related to non-vested performance stock, which is expected to be recognized over a weighted-average period of 2.0 years.

Employee Stock Purchase Plan

The following table presents the assumptions used to estimate the fair value of the ESPP during the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
Risk-free interest rate	1.48 - 2.06%	0.59 - 0.97%
Expected life (months)	6.00	6.00
Expected volatility	24.49 - 31.50%	34.51 - 39.51%
Expected dividend yield	0%	0%

Note 10 – Accumulated Other Comprehensive Loss

Other comprehensive income (loss) is comprised entirely of foreign currency translation adjustments. The following table presents the changes in accumulated other comprehensive income (loss) balances during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Foreign currency translation adjustments
Balance at beginning of period	$(6,359)	$(7,404)	$(5,234)	$(10,753)
Other comprehensive income (loss) before reclassifications	(879)	1,655	(2,004)	5,004
Amounts reclassified from accumulated other comprehensive loss	-	-	-	-
Net current-period other comprehensive income (loss)	(879)	1,655	(2,004)	5,004
Balance at end of period	$(7,238)	$(5,749)	$(7,238)	$(5,749)

Note 11 – Income Taxes

The Company is subject to income tax in multiple jurisdictions and the use of estimates is required to determine the provision for income taxes. For the three months ended September 30, 2018 and 2017, the Company recorded an income tax provision of $4.5 million and $6.4 million, respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded an income tax provision of $12.8 million and $17.7 million, respectively. The income tax provision is based on the estimated annual effective tax rate for the year applied to pre-tax income. The effective income tax rate for the three months ended September 30, 2018 was 17.6 percent compared to 32.8 percent in the same period of the prior year. The effective tax rate decreased by 15.2 percent for the three months ended September 30, 2018 when compared to the same period in 2017 primarily due to the impact of tax reform and benefits from the vesting of restricted stock and the exercise of stock options. The effective income tax rate for the nine months ended September 30, 2018 was 18.3 percent compared to 32.1 percent in the same period of the prior year. The effective tax rate decreased by 13.8 percent for the nine months ended September 30, 2018 when compared to the same period in 2017 primarily due to the impact of tax reform and benefits from the vesting of restricted stock and the exercise of stock options.

The Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35 percent to 21 percent, requires companies to pay a transition tax on earnings of certain foreign subsidiaries that were previously tax-deferred and creates new taxes on certain foreign-sourced earnings. The Company has applied the guidance in ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, when accounting for the enactment-date effects of the Act. As of September 30, 2018, the Company had not completed its accounting for the tax effects of the Act, as the Company is in the process of analyzing certain aspects of the Act, obtaining information, and refining its calculations of the Act's impact. There have been no material measurement period adjustments made during the three and nine months ended September 30, 2018 related to the provisional amounts recorded and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. The Company expects to complete the accounting for the tax effects of the Act during 2018.

The effective income tax rate for the three and nine months ended September 30, 2018 differs from the U.S. federal statutory rate of 21.0 percent due primarily to the mix of income earned in domestic and foreign tax jurisdictions and deductions for which the Company qualifies.

The Company had reserves against unrecognized tax benefits totaling $3.9 million at September 30, 2018 and $4.2 million at December 31, 2017, all of which, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and penalties related to income tax matters in income tax expense, and reports the liability in current or long-term income taxes payable as appropriate.

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

Revenue and income from operations by reportable segment for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Revenue:
United States	$90,732	$67,490	$261,253	$191,019
Europe	21,273	18,094	61,431	51,224
Japan	3,425	2,521	10,143	8,069
Total revenue	$115,430	$88,105	$332,827	$250,312

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Income from Operations:
United States	$31,726	$26,903	$92,258	$76,973
Europe	5,478	3,251	12,879	9,626
Corporate Unallocated and Japan	(12,173)	(10,787)	(36,394)	(33,148)
Total Income from Operations	$25,031	$19,367	$68,743	$53,451

Total long-lived assets at September 30, 2018 and December 31, 2017 were as follows:

	September 30,	December 31,
(in thousands)	2018	2017
Total long-lived assets:
United States	$168,903	$125,308
Europe	33,783	33,691
Japan	7,367	7,441
Total Assets	$210,053	$166,440

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

During the three months ended September 30, 2018, we served 20,792 unique product developers and engineers who purchased our products through our web-based customer interface, an increase of 23.0% over the same period in 2017. During the nine months ended September 30, 2018, we served 38,823 unique product developers and engineers who purchased our products through our web-based customer interface, an increase of 24.0% over the same period in 2017.

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

Research and development. Research and development expense consists primarily of personnel and outside service costs related to the development of new processes and product lines, enhancement of existing product lines, development of software for internal use, maintenance of internally developed software, quality assurance and testing. Costs for internal use software are evaluated by project and capitalized where appropriate under ASC 350-40, Intangibles — Goodwill and Other, Internal-Use Software. We expect research and development expense to increase in the future as we seek to enhance and expand our product line offerings and supporting business systems.

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

	Three Months Ended September 30,				Change		Nine Months Ended September 30,				Change
(dollars in thousands)	2018		2017		$	%	2018		2017		$	%
Revenue	$115,430	100.0	$88,105	100.0%	$27,325	31.0	$332,827	100.0	$250,312	100.0	$82,515	33.0
Cost of revenue	53,027	45.9	38,793	44.0	14,234	36.7	153,303	46.1	109,358	43.7	43,945	40.2
Gross profit	62,403	54.1	49,312	56.0	13,091	26.5	179,524	53.9	140,954	56.3	38,570	27.4
Operating expenses:
Marketing and sales	16,818	14.6	13,846	15.7	2,972	21.5	50,947	15.3	41,463	16.6	9,484	22.9
Research and development	7,458	6.5	5,877	6.7	1,581	26.9	21,155	6.4	17,784	7.1	3,371	19.0
General and administrative	13,096	11.3	10,222	11.6	2,874	28.1	38,679	11.6	28,256	11.3	10,423	36.9
Total operating expenses	37,372	32.4	29,945	34.0	7,427	24.8	110,781	33.3	87,503	35.0	23,278	26.6
Income from operations	25,031	21.7	19,367	22.0	5,664	29.2	68,743	20.6	53,451	21.3	15,292	28.6
Other income (expense), net	390	0.3	291	0.3	99	34.0	1,376	0.4	1,779	0.7	(403)	(22.7)
Income before income taxes	25,421	22.0	19,658	22.3	5,763	29.3	70,119	21.0	55,230	22.0	14,889	27.0
Provision for income taxes	4,484	3.9	6,438	7.3	(1,954)	(30.4)	12,817	3.8	17,724	7.1	(4,907)	(27.7)
Net income	$20,937	18.1%	$13,220	15.0%	$7,717	58.4%	$57,302	17.2%	$37,506	14.9%	$19,796	52.8%

Stock-based compensation expense included in the statements of operations data above for the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Stock options and restricted stock	$2,728	$2,063	$7,415	$5,706
Employee stock purchase plan	225	138	571	453
Total stock-based compensation expense	$2,953	$2,201	$7,986	$6,159

Cost of revenue	$446	$263	$1,096	$698
Operating expenses:
Marketing and sales	560	417	1,380	1,024
Research and development	419	295	1,109	796
General and administrative	1,528	1,226	4,401	3,641
Total stock-based compensation expense	$2,953	$2,201	$7,986	$6,159

Comparison of Three Months Ended September 30, 2018 and 2017

Revenue

Revenue by reportable segment and the related changes for the three months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,
	2018		2017		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
United States	$90,732	78.6%	$67,490	76.6%	$23,242	34.4%
Europe	21,273	18.4	18,094	20.5	3,179	17.6
Japan	3,425	3.0	2,521	2.9	904	35.9
Total revenue	$115,430	100.0%	$88,105	100.0%	$27,325	31.0%

Our revenue increased $27.3 million, or 31.0%, for the three months ended September 30, 2018 compared to the same period in 2017. By reportable segment, revenue in the United States increased $23.2 million, or 34.4% for the three months ended September 30, 2018 compared to the same period in 2017. Revenue growth in the United States was partially attributable to the acquisition of RAPID in November 2017. Revenue in Europe increased $3.2 million, or 17.6%, and revenue in Japan increased $0.9 million, or 35.9%, in each case for the three months ended September 30, 2018 compared to the same period in 2017.

Our revenue growth during the three months ended September 30, 2018 was the result of an increase in the volume of the product developers and engineers we served through our web-based customer interface and the acquisition of RAPID. During the three months ended September 30, 2018, we served 20,792 unique product developers and engineers through our web-based customer interface, an increase of 23.0% over the same period in 2017.

Our revenue increases were primarily driven by increases in sales personnel and marketing activities. Our sales personnel focus on gaining new customer accounts and expanding the depth and breadth of existing customer accounts. Our marketing personnel focus on marketing activities that result in the greatest number of customer leads to support sales activity. International revenue was negatively impacted by $0.2 million during the three months ended September 30, 2018 compared to the same period in 2017 as a result of foreign currency movements, primarily the weakening of the British Pound and Euro relative to the Dollar.

Revenue by product line and the related changes for the three months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,
	2018		2017		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Injection Molding	$53,681	46.5%	$49,480	56.2%	$4,201	8.5%
CNC Machining	40,845	35.4	27,166	30.8	13,679	50.4
3D Printing	13,845	12.0	11,102	12.6	2,743	24.7
Sheet Metal	6,452	5.6	-	-	6,452	*
Other Revenue	607	0.5	357	0.4	250	*
Total revenue	$115,430	100.0%	$88,105	100.0%	$27,325	31.0%

*Percentage change not meaningful

By product line, our revenue growth was driven by an 8.5% increase in Injection Molding revenue, a 50.4% increase in CNC Machining revenue and a 24.7% increase in 3D Printing revenue, as well as a $0.3 million increase in Other Revenue, in each case for the three months ended September 30, 2018 compared to the same period in 2017. Revenue growth in our CNC Machining, Sheet Metal and Other product lines was partially attributable to the acquisition of RAPID in November 2017.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $14.2 million, or 36.7%, for the three months ended September 30, 2018 compared to the same period in 2017, which was faster than the rate of revenue increase of 31.0% for the three months ended September 30, 2018 compared to the same period in 2017. The increase in cost of revenue resulted from the growth of the business, including via the RAPID acquisition, and was due to raw material and production cost increases of $4.1 million, an increase in direct labor headcount resulting in personnel and related cost increases of $8.0 million and equipment and facility-related cost increases of $2.1 million to support increased sales volumes.

Gross Profit and Gross Margin. Gross profit increased from $49.3 million in the three months ended September 30, 2017 to $62.4 million in the three months ended September 30, 2018 primarily due to an increase in revenue. Gross margin decreased from 56.0% in the three months ended September 30, 2017 to 54.1% in the three months ended September 30, 2018 due to the timing and mix of revenue, with the RAPID acquisition being the primary driver of the reduction in gross margin.

Operating Expenses, Other Income, net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expenses increased $3.0 million, or 21.5%, during the three months ended September 30, 2018 compared to the same period in 2017 due primarily to an increase in headcount resulting in personnel and related cost increases of $2.5 million as well as marketing program cost increases of $0.5 million.

Research and Development. Our research and development expenses increased $1.6 million, or 26.9%, during the three months ended September 30, 2018 compared to the same period in 2017 due to an increase in headcount resulting in personnel and related cost increases of $1.5 million and professional services increases of $0.1.

General and Administrative. Our general and administrative expenses increased $2.9 million, or 28.1%, during the three months ended September 30, 2018 compared to the same period in 2017 due to an increase in headcount resulting in personnel and related cost increases of $0.8 million, stock based compensation cost increases of $0.3 million, amortization cost increases of $0.7 million and administrative cost increases of $1.1 million.

Other Income, net. We recognized other income, net of $0.4 million for the three months ended September 30, 2018, an increase of $0.1 million compared to other income, net of $0.3 million for the three months ended September 30, 2017. Other income, net for the three months ended September 30, 2018 primarily consisted of $0.5 million in interest income on investments and a $0.1 million gain on foreign currency, which was partially offset by a $0.2 million loss on the sale of an asset. Other income, net for the three months ended September 30, 2017 primarily consisted of $0.4 million in interest income on investments, which was partially offset by a $0.1 million loss on foreign currency.

Provision for Income Taxes. Our effective tax rate of 17.6% for the three months ended September 30, 2018 decreased 15.2% compared to 32.8% for the same period in 2017. The decrease in the effective tax rate is primarily due to the Tax Cuts and Jobs Act that went into effect in 2018 and benefits from the vesting of restricted stock and the exercise of stock options. Our income tax provision decreased by $1.9 million to $4.5 million for the three months ended September 30, 2018 compared to our income tax provision of $6.4 million for the three months ended September 30, 2017.

Comparison of Nine Months Ended September 30, 2018 and 2017

Revenue

Revenue by reportable segment and the related changes for the nine months ended September 30, 2018 and 2017 were as follows:

	Nine Months Ended September 30,
	2018		2017		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
United States	$261,253	78.5%	$191,019	76.3%	$70,234	36.8%
Europe	61,431	18.5	51,224	20.5	10,207	19.9
Japan	10,143	3.0	8,069	3.2	2,074	25.7
Total revenue	$332,827	100.0%	$250,312	100.0%	$82,515	33.0%

Our revenue increased $82.5 million, or 33.0%, for the nine months ended September 30, 2018 compared to the same period in 2017. By reportable segment, revenue in the United States increased $70.2 million, or 36.8% for the nine months ended September 30, 2018 compared to the same period in 2017. Revenue growth in the United States was partially attributable to the acquisition of RAPID in November 2017. Revenue in Europe increased $10.2 million, or 19.9%, and revenue in Japan increased $2.1 million, or 25.7%, in each case for the nine months ended September 30, 2018 compared to the same period in 2017.

Our revenue growth during the nine months ended September 30, 2018 was the result of an increase in the volume of the product developers and engineers we served through our web-based customer interface and the acquisition of RAPID. During the nine months ended September 30, 2018, we served 38,823 unique product developers and engineers through our web-based customer interface, an increase of 24.0% over the same period in 2017.

Our revenue increases were primarily driven by increases in sales personnel and marketing activities. Our sales personnel focus on gaining new customer accounts and expanding the depth and breadth of existing customer accounts. Our marketing personnel focus on marketing activities that result in the greatest number of customer leads to support sales activity. International revenue was positively impacted by $4.0 million during the nine months ended September 30, 2018 compared to the same period in 2017 as a result of foreign currency movements, primarily the strengthening of the British Pound and Euro relative to the Dollar.

Revenue by product line and the related changes for the nine months ended September 30, 2018 and 2017 were as follows:

	Nine Months Ended September 30,
	2018		2017		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Injection Molding	$156,610	47.1%	$144,187	57.6%	$12,423	8.6%
CNC Machining	115,364	34.7	73,318	29.3	42,046	57.3
3D Printing	39,418	11.8	32,061	12.8	7,357	22.9
Sheet Metal	19,002	5.7	-	-	19,002	*
Other Revenue	2,433	0.7	746	0.3	1,687	*
Total revenue	$332,827	100.0%	$250,312	100.0%	$82,515	33.0%

*Percentage change not meaningful

By product line, our revenue growth was driven by an 8.6% increase in Injection Molding revenue, a 57.3% increase in CNC Machining revenue and a 22.9% increase in 3D Printing revenue, as well as a $1.7 million increase in Other Revenue, in each case for the nine months ended September 30, 2018 compared to the same period in 2017. Revenue growth in our CNC Machining, Sheet Metal and Other product lines was partially attributable to the acquisition of RAPID in November 2017.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $44.0 million, or 40.2%, for the nine months ended September 30, 2018 compared to the same period in 2017, which was faster than the rate of revenue increase of 33.0% for the nine months ended September 30, 2018 compared to the same period in 2017. The increase in cost of revenue resulted from the growth of the business, including via the RAPID acquisition, and was due to raw material and production cost increases of $13.1 million, an increase in direct labor headcount resulting in personnel and related cost increases of $24.2 million and equipment and facility-related cost increases of $6.7 million to support increased sales volumes.

Gross Profit and Gross Margin. Gross profit increased from $141.0 million in the nine months ended September 30, 2017 to $179.5 million in the nine months ended September 30, 2018, primarily due to an increase in revenue. Gross margin decreased from 56.3% in the nine months ended September 30, 2017 to 53.9% in the nine months ended September 30, 2018 due to the timing and mix of revenue, with the RAPID acquisition being the primary driver of the reduction in gross margin.

Operating Expenses, Other Income, net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expenses increased $9.5 million, or 22.9%, during the nine months ended September 30, 2018 compared to the same period in 2017 due primarily to an increase in headcount resulting in personnel and related cost increases of $8.3 million as well as marketing program cost increases of $1.2 million.

Research and Development. Our research and development expenses increased $3.4 million, or 19.0%, during the nine months ended September 30, 2018 compared to the same period in 2017 due to an increase in headcount resulting in personnel and related cost increases of $3.4 million and professional services cost increases of $0.3 million, which were partially offset by a decrease in operating costs of $0.3 million.

General and Administrative. Our general and administrative expenses increased $10.4 million, or 36.9%, during the nine months ended September 30, 2018 compared to the same period in 2017 due to an increase in headcount resulting in personnel and related cost increases of $3.2 million, stock based compensation cost increases of $0.8 million, professional services cost increases of $0.4 million, amortization cost increases of $2.0 million and administrative cost increases of $4.0 million.

Other Income, net. We recognized other income, net of $1.4 million for the nine months ended September 30, 2018, a decrease of $0.4 million compared to other income, net of $1.8 million for the nine months ended September 30, 2017. Other income, net for the nine months ended September 30, 2018 primarily consisted of $1.1 million in interest income on investments and a $0.7 million gain on our sale of RAPID Wire & Cable, LLC, which was partially offset by a $0.2 million loss on foreign currency and a $0.2 million loss on the sale of an asset. Other income, net for the nine months ended September 30, 2017 primarily consisted of $1.1 million in interest income on investments, a $0.4 million favorable legal settlement and a $0.3 million gain on foreign currency.

Provision for Income Taxes. Our effective tax rate of 18.3% for the nine months ended September 30, 2018 decreased 13.8% compared to 32.1% for the same period in 2017. The decrease in the effective tax rate is primarily due to the Tax Cuts and Jobs Act that went into effect in 2018 and benefits from the vesting of restricted stock and the exercise of stock options. Our income tax provision decreased by $4.9 million to $12.8 million for the nine months ended September 30, 2018 compared to our income tax provision of $17.7 million for the nine months ended September 30, 2017.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows during the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
(dollars in thousands)	2018	2017
Net cash provided by operating activities	$84,962	$59,000
Net cash used in investing activities	(58,493)	(10,625)
Net cash provided by financing activities	248	1,339
Effect of exchange rates on cash and cash equivalents	(831)	774
Net increase in cash and cash equivalents	$25,886	$50,488

Sources of Liquidity

Historically, we have primarily financed our operations and capital expenditures through cash flow from operations. We also have a line of credit facility in place, which we recently utilized in connection with our acquisitions at the end of 2017, and repaid in the three months ended March 31, 2018. We had cash and cash equivalents of $62.6 million as of September 30, 2018, an increase of $25.9 million from December 31, 2017. The increase in our cash was primarily due to cash generated through operations and proceeds from maturities of marketable securities, which were partially offset by investing activity and payments on debt.

Cash Flows from Operating Activities

Cash flows from operating activities were $85.0 million during the nine months ended September 30, 2018 and primarily consisted of net income of $57.3 million, adjusted for certain non-cash items, including depreciation and amortization of $19.5 million, stock-based compensation expense of $8.0 million, deferred taxes of $1.8 million, amortization of held-to-maturity securities of $0.3 million and gain on sale of business of $0.7 million. Cash flows from operating activities increased $26.0 million during the nine months ended September 30, 2018 compared to the same period in 2017, primarily due to increases in net income of $19.8 million mostly driven by general growth of the business and a benefit from the decrease in our effective tax rate, depreciation and amortization of $6.0 million driven by an increase in capital investments, an increase in stock-based compensation expense of $1.8 million, an increase in deferred taxes of $1.1 million, and an increase in other adjustments of $0.1 million primarily due to changes in foreign currency. These increases were partially offset by changes in operating assets and liabilities of $1.6 million driven by timing of cash receipts and payments, a decrease in amortization of held-to-maturity securities of $0.5 million, and a gain on the sale of businesses of $0.7 million.

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

Cash Flows from Investing Activities

Cash used in investing activities was $58.5 million during the nine months ended September 30, 2018, consisting of $61.9 million for the purchases of property, equipment and other capital assets, $41.4 million for the purchases of marketable securities, and $0.1 million in cash used for acquisitions, which were partially offset by $44.7 million in proceeds from maturities of marketable securities and $0.2 million in proceeds from the sale of businesses.

Cash used in investing activities was $10.6 million during the nine months ended September 30, 2017, consisting of $24.2 million for the purchases of property, equipment and other capital assets, $20.0 million for the purchases of marketable securities and $0.5 million for the purchases of other investments, which were partially offset by $34.1 million in proceeds from maturities of marketable securities.

Cash Flows from Financing Activities

Cash provided by financing activities was $0.3 million during the nine months ended September 30, 2018, consisting of proceeds from exercises of stock options of $5.3 million, which were partially offset by payments on debt of $5.0 million.

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

We have not used forward contracts or currency borrowings to hedge our exposure to foreign currency risk. Foreign currency risk can be assessed by estimating the change in results of operations or financial position resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would generally not have a material impact on our financial position, but could have a material impact on our results of operations. We recognized foreign currency gains of $0.1 million in the three months ended September 30, 2018 and foreign currency losses of $0.2 million in the nine months ended September 30, 2018, respectively. We recognized foreign currency losses of $0.1 million in the three months ended September 30, 2017 and foreign currency gains of $0.3 million in the nine months ended September 30, 2017, respectively.

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

During the three months ended September 30, 2018, we did not repurchase shares of our common stock.

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

Proto Labs, Inc.

Date: October 30, 2018	/s/ Victoria M. Holt
Victoria M. Holt
President and Chief Executive Officer (Principal Executive Officer)

Date: October 30, 2018	/s/ John A. Way
John A. Way
Chief Financial Officer (Principal Financial Officer)