Form 10-K
period 2018-12-31
Proto Labs Inc
filed 2019-02-22
CIK 1443669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $3.2 billion.

As of February 15, 2019, there were 26,982,587 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2019 Annual Meeting of Shareholders are incorporated by reference to Part III of this Annual Report on Form 10-K.

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

We believe prototype and low volume custom parts manufacturing has historically been an underserved market due to the inefficiencies inherent in the quotation, equipment set-up and non-recurring engineering processes required to produce custom parts. Our customers typically order short run custom parts for a variety of reasons, including:

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

We have experienced significant growth since our inception in 1999. We have grown our total revenue from $209.6 million in 2014 to $445.6 million in 2018. We have grown our net income from $41.6 million in 2014 to $76.6 million in 2018.

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

Scale to Process Large Numbers of Unique Part Designs

Our proprietary, highly scalable quoting technology addresses the manual processes conventionally involved in submitting a design, analyzing its manufacturability, making design revision recommendations and generating price quotations. This enables us to quickly analyze high volumes of 3D CAD part design submissions and provide feedback to our prospective product developer and engineer customers. In 2018 alone, we generated quotations for over 1,100,000 design submissions. Our proprietary manufacturing automation technology is also highly scalable, enabling us to process large numbers of unique designs and, combined with our manufacturing processes, efficiently and effectively manufacture high volumes of parts to meet the needs of product developers and engineers.

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

CNC Machining

Our CNC Machining product line uses commercially available CNC machines to offer milling and turning. CNC milling is a manufacturing process that cuts plastic and metal blocks into one or more custom parts based on the 3D CAD model uploaded by the product developer or engineer. CNC turning with live tooling combines both lathe and mill capabilities to machine parts with cylindrical features from metal rod stock. Our efficiencies derive from the automation of the programming of these machines and a proprietary fixturing process. Quick-turn CNC machining works best for prototyping, form and fit testing, jigs and fixtures and functional components for end-use applications. The CNC Machining product line is well suited to produce small quantities, typically in the range of one to 1,000 parts.

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

We believe there may be opportunities to grow by identifying and expanding into select additional geographic markets. We currently operate in the United States, Europe and Japan, where we believe a substantial portion of the world’s product developers and engineers are located. We entered the European market in 2005 and launched operations in Japan in 2009. For 2018, revenue earned in these markets represents approximately 21.3% of our total revenue. While we currently do not have specific plans to expand into any particular geographic markets, we believe opportunities exist to serve the needs of product developers and engineers in select new geographic regions and we will continue to evaluate such opportunities if and when they arise.

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

We were founded with Injection Molding which represents 47.2% of our total revenue for the year ended December 31, 2018. Examples of new manufacturing services we have added include CNC Machining, 3D Printing and Sheet Metal. Our CNC Machining product line was first introduced in the United States and Europe in 2007, expanded to Japan in 2009, and further expanded in the United States through our acquisition of RAPID in November 2017. CNC Machining represents 34.5% of our total revenue for the year ended December 31, 2018. 3D printing technologies were introduced through our acquisition of FineLine in April 2014. We further expanded our 3D printing capabilities in October 2015 through our acquisition of Alphaform. Our 3D product line represents 12.0% of our total revenue for the year ended December 31, 2018. Our Sheet Metal product line was introduced through our acquisition of RAPID in November 2017 and represents 5.6% of total revenue for the year ended December 31, 2018.

We continue to expand our core product lines through product line extensions including liquid silicone rubber injection molding, lathe-turned parts, rapid overmolding, insert molding, PolyJet and MJF. We introduced liquid silicone rubber injection molding during 2014 and in 2015, we introduced lathe-turned products. In 2016, we expanded the breadth of our manufacturing capabilities by adding rapid overmolding technology. In 2017, we added insert molding to our Injection Molding product line and PolyJet and MJF to our 3D Printing product line. In addition, we launched on-demand manufacturing to address the needs of the low-volume, high-mix product segment. We also opened our first metrology lab in 2017 for enhanced inspection reporting on end-use production parts, including First Article Inspection Reports and digital inspection reports.

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

Sales and Customer Service

We maintain an internal sales team trained in the basics of part design and the capabilities of our manufacturing product lines, as well as the key advantages of our processes over alternate methods of custom parts manufacturing. We organize our sales team into complementary roles: business development, account management and strategic account management, with the former focused on selling to new customer companies within targeted market segments and the latter two focused on expanding sales within existing customer companies.

We believe our sales staff is adept at researching customer companies and networking to find additional product developers and engineers who may have a need for our products. We also have a team of customer service engineers who can support highly technical engineering discussions with product developers and engineers as required during the sales process. Our revenue is generated from a diverse customer base, with no single customer company representing more than 2% of our total revenue in 2018.

Competition

The market for custom parts manufacturing is fragmented, highly competitive and subject to rapid and significant technological change. Our potential competitors include:

●

Captive in-house product manufacturing. Many larger companies undertaking product development have established additive rapid prototyping (3D printing), CNC machining, injection molding or sheet metal capabilities internally to support prototyping or manufacturing requirements of their product developers and engineers.

●

Other custom parts manufacturers. There are thousands of alternative manufacturing machine shops, injection molding suppliers, sheet metal fabricators, and 3D printing service bureaus and vendors worldwide. The size and scale of these businesses range from very small specialty shops to large, high-volume production manufacturers.

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

Intellectual Property

We regard our patents, trademarks, service marks, trade dress, trade secrets, copyrights, domain names and other intellectual property as valuable to our business and rely on patent, trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, vendors and others to protect our proprietary rights. We register our patents, trademarks and service marks in the United States and other jurisdictions as we deem appropriate. As of December 31, 2018, we owned and had applications pending for patents relating to various aspects of our quoting and manufacturing processes as follows:

Jurisdiction	Issued Patents	Applications Pending
United States	18	11
United Kingdom	2	0
Germany	0	2

Our patents have expiration dates ranging from 2022 to 2032. We also owned approximately 20 registered and 3 pending United States trademarks or service marks as of December 31, 2018, with corresponding registered protection in Europe and Japan for the most important of these marks such as PROTO LABS, PROTOMOLD, FIRSTCUT, PROTOQUOTE, FIRSTQUOTE, PROTOFLOW and FINELINE, corresponding approved protection in Canada for PROTO LABS, FIRSTCUT and FINELINE, and corresponding registered protection in Australia, Canada and Mexico for PROTOMOLD. There can be no assurance that the steps we take to protect our proprietary rights will be adequate or that third parties will not infringe or misappropriate such rights. We have been subject to claims and expect to be subject to legal proceedings and claims from time to time in the ordinary course of our business. In particular, we may face claims from third parties that we have infringed their patents, trademarks or other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. Any unauthorized disclosure or use of our intellectual property could make it more expensive to do business and harm our operating results.

Employees

As of December 31, 2018 we had 2,487 full-time employees. We also regularly use independent contractors and other temporary employees across the organization to augment our regular staff. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

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

Executive Officers of the Registrant

Set forth below are the names of our current executive officers, their ages, titles, the year first appointed as an executive officer, and employment for the past five years:

Victoria M. Holt	61	President, Chief Executive Officer and Director
Robert Bodor	46	Vice President/General Manager – Americas
John A. Way	46	Chief Financial Officer and Executive Vice President of Development
Arthur R. Baker III	51	Chief Technology Officer
David M. Fein	50	Chief Revenue Officer
Bjoern Klaas	49	Vice President/General Manager and Managing Director – Europe, Middle East and Africa

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

In particular, we plan to increase our research and development efforts and to continue to focus a significant portion of those efforts to further develop our technology in areas such as our interactive user interface and manufacturing processes, potentially introduce new manufacturing processes within the research and development initiative we refer to as Protoworks, and broaden the range of parts that we are able to manufacture. We believe successful execution of this part of our business plan is critical for our ability to compete in our industry and grow our business, and there are no guarantees we will be able to do so in a timely fashion, or at all. Broadening the range of parts we offer is of particular importance since limitations in manufacturability are the primary reason we are not able to fulfill many quotation requests. There are no guarantees that the resources devoted to executing on this aspect of our business plan will improve our business and operating results or result in increased demand for our products and product lines. Failures in this area could adversely impact our operating results and harm our reputation and brand. Even if we are successful in executing in these areas, our industry is subject to rapid and significant technological change, and our competitors may develop new technologies, processes and product lines that are superior to ours. Our research and development costs were approximately $28.7 million, $23.6 million and $22.4 million for the years ended December 31, 2018, 2017 and 2016, respectively, and there is no guarantee that these costs will enable us to maintain or grow our revenue profitability. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for additional discussion related to research and development costs.

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

Over the past several years, we have experienced rapid growth. For example, we have grown from 1,077 full-time employees as of January 1, 2015 to 2,487 full-time employees as of December 31, 2018. We have expanded internationally, including establishing manufacturing operations in Europe in 2005 and Japan in 2009. In 2014, we expanded our product lines with 3D Printing through our acquisition of FineLine. In 2015, we expanded our manufacturing operations and our 3D Printing product lines in Europe through our acquisition of Alphaform. In 2017, we expanded our product lines to include Sheet Metal through our acquisition of RAPID. We expect this growth to continue and the number of countries and facilities from which we operate to increase in the future. Our ability to effectively manage our anticipated growth and expansion of our operations will require us to do, among other things, the following:

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

Although our revenue has grown over the past five years from $209.6 million for the year ended December 31, 2014 to $445.6 million for the year ended December 31, 2018, we may not be able to maintain our historical rate of revenue growth. We believe that our continued revenue growth will depend on many factors, a number of which are out of our control, including among others, our ability to:

•	retain and further penetrate existing customer companies, as well as attract new customer companies;

•	consistently execute on custom part orders in a manner that satisfies product developers’ and engineers’ needs and provides them with a superior experience;

•	develop new technologies or manufacturing processes and broaden the range of parts we offer;

•	successfully execute on our international strategy and expand into new geographic markets;

•	capitalize on product developer and engineer expectations for access to comprehensive, user-friendly e-commerce capabilities 24 hours per day, 7 days per week;

•	increase the strength and awareness of our brand across geographic regions;

•	respond to changes in product developer and engineer needs, technology and our industry;

•	react to challenges from existing and new competitors; and

•	respond to an economic recession which negatively impacts manufacturers' ability to innovate and bring new products to market.

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

Aspects of our business are subject to privacy, data use and data security regulations, which may impact the way we use data to target customers.

Privacy and security laws and regulations may limit the use and disclosure of certain information and require us to adopt certain cybersecurity and data handling practices that may affect our ability to effectively market our services to current, past or prospective customers. In many jurisdictions consumers must be notified in the event of a data security breach, and such notification requirements continue to increase in scope and cost. The changing privacy laws in the United States, Europe and elsewhere—including the General Data Protection Regulation (GDPR) in the European Union, which became effective May 25, 2018, and the California Consumer Privacy Act of 2018, which was enacted on June 28, 2018 and will become effective on January 1, 2020—create new individual privacy rights and impose increased obligations, including disclosure obligations, on companies handling personal data. The impact of these continuously evolving laws and regulations could have a material adverse effect on the way we use data to digitally market and pursue our customers.

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

On June 23, 2016, the United Kingdom (UK) held a referendum in which voters approved a withdrawal from the European Union (EU), commonly referred to as “Brexit,” and in March 2017, notified the EU that it intended to exit as provided in Article 50 of the Treaty on European Union. The terms of the withdrawal are subject to ongoing negotiation that has created significant uncertainty about the future relationship between the UK and the EU. It is possible that the level of economic activity in this region will be adversely impacted and that there will be increased regulatory and legal complexities, including those relating to tax, trade, security and employees. In addition, Brexit could lead to economic uncertainty, including significant volatility in global stock markets and currency exchange rates, which may adversely impact our business. Although the specific terms and the timeframe of the negotiations are unknown, it is possible that these changes could adversely affect our business and results of operations.

We operate a global business that exposes us to additional risks.

We have established our operations in the United States, Europe and Japan and are seeking to further expand our international operations. As of December 31, 2018, we had sold products into approximately 60 countries. In addition to English, our website is available in British English, French, German, Italian, Japanese and Spanish. Our international revenue accounted for approximately 21%, 24% and 25% of our total revenue in the years ended December 31, 2018, 2017 and 2016, respectively. The future growth and profitability of our international business is subject to a variety of risks and uncertainties. Many of the following factors have adversely affected our international operations and sales to customers located outside of the United States and may again in the future:

•	difficulties in staffing and managing foreign operations, particularly in new geographic locations;

•	challenges in providing solutions across a significant distance, in different languages and among different cultures;

•	rapid changes in government, economic and political policies and conditions, political or civil unrest or instability, terrorism or epidemics, and other similar outbreaks or events;

•	economic uncertainty, including significant volatility in global stock markets and currency exchange rates, resulting from Brexit;

•	fluctuations in foreign currency exchange rates;

•	differences in product developer and engineer preferences and means of procuring parts;

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

We manufacture all of our products in 12 manufacturing facilities, located in Maple Plain, Minnesota; Rosemount, Minnesota; Plymouth, Minnesota; Brooklyn Park, Minnesota; Cary, North Carolina; Nashua, New Hampshire (3 facilities); Telford, United Kingdom; Feldkirchen, Germany; Eschenlohe, Germany; and Zama, Kanagawa, Japan. These facilities and the manufacturing equipment we use would be costly to replace and could require substantial lead time to repair or replace. Our facilities may be harmed by natural or man-made disasters, including, without limitation, earthquakes, floods, tornadoes, fires, hurricanes, tsunamis and nuclear disasters.

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

Our business and our customer base have been built primarily through organic growth. However, from time to time, we may selectively pursue acquisitions, strategic relationships, joint ventures or investments that we believe may allow us to complement our growth strategy, increase market share in our current markets or expand into other markets, or broaden our technology, intellectual property or product line capabilities. For example, in April 2014, we acquired FineLine to enable us to offer our customers 3D printing manufacturing processes; in October 2015, we acquired Alphaform to enable us to expand our 3D printing capabilities in Europe, and in November 2017, we acquired RAPID to enable us to offer our customers Sheet Metal and expand our CNC Machining processes. We cannot forecast the number, timing or size of any future acquisitions or other similar strategic transactions, or the effect that any such transactions might have on our operating or financial results. We have limited experience engaging in these types of transactions. Such transactions may be complex, time consuming and expensive, and may present numerous challenges and risks including:

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

As a manufacturer of CNC-machined and injection-molded custom parts, we comply with certain regulatory standards, including International Organization for Standardization, or ISO, 9001:2015 for our manufacturing facilities in Minnesota. In North Carolina, we comply with the ISO 9001:2015 standard for our plastics manufacturing and the AS9100D standard for our metals manufacturing. In New Hampshire, we comply with the ISO 9001:2015 and the AS9100D standards for our CNC-machined and sheet metal. We are also able to meet regulatory standards ISO 9001:2008 at our manufacturing facilities in Feldkirchen, Germany and Eschenlohe, Germany. We also meet regulatory standard ISO 13485 at our manufacturing facility in Eschenlohe, Germany and regulatory standard ISO 14001 at our manufacturing facility in Feldkirchen, Germany. We are also able to meet regulatory standards ISO 9001, ISO 14001 and ISO 27001 in Japan. If any regulatory inspection reveals that we are not in compliance with applicable standards, regulators may take action against us, including issuing a warning letter, imposing fines on us, requiring a recall of the parts we manufactured or closing our manufacturing facilities. If any of these actions were to occur, it could harm our reputation as well as our business, financial condition and operating results. In addition, we may need to obtain additional certifications in the future and there are no guarantees we would be able to do so on a timely basis, if at all. Moreover, obtaining and maintaining required regulatory certifications can be costly and divert management’s attention.

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

In the year ended December 31, 2018, our common stock traded as high as $165.00 and as low as $102.02. The market for our common stock may become less active, liquid or orderly, which could depress the trading price of our common stock. Some of the factors, many of which are outside of our control, that may cause the market price of our common stock to fluctuate include:

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We believe that our facilities are well maintained and of sufficient capacity to support our current operations. We have facilities in the following regions:

United States

Our corporate headquarters are located in Maple Plain, Minnesota in a facility we own encompassing approximately 95,000 square feet of office space. We also own a nearby facility encompassing approximately 35,000 square feet of manufacturing space. We own a facility in Rosemount, Minnesota that encompasses approximately 130,000 square feet of manufacturing and office space. We also own a facility in Plymouth, Minnesota that encompasses approximately 170,000 square feet of manufacturing and office space. We recently purchased a facility in Brooklyn Park, Minnesota that encompasses approximately 215,000 square feet of manufacturing and office space.

We own a facility in Cary, North Carolina that encompasses approximately 77,000 square feet of manufacturing and office space.

In November 2017, we purchased RAPID and assumed the leases of three facilities in Nashua, New Hampshire. The three facilities we lease total approximately 146,000 square feet of manufacturing and office space. The leases expire at various times from 2019 to 2022.

Europe

Our European operations are headquartered in Telford, United Kingdom in a facility we own encompassing approximately 126,000 square feet of office and manufacturing space.

We also lease office space in the United Kingdom; Mosbach, Germany; Le Bourget du Lac, France; Novara, Italy and Nacka, Sweden, for sales, customer service and technical support staff. The leases expire at various times from 2019 to 2025. In October 2015, we purchased Alphaform, headquartered in Feldkirchen (Munich), Germany. As a result of the acquisition, we lease manufacturing and office facilities encompassing approximately 60,000 square feet in Feldkirchen, Germany and approximately 22,000 square feet in Eschenlohe, Germany. The leases expire at various times from 2019 to 2028.

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

As of February 15, 2019, we had 10 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

Outstanding Equity Awards

The following table summarizes, as of December 31, 2018, information about shares of our common stock that may be issued under equity compensation plans approved by shareholders and plans not approved by shareholders:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares in first column)

Equity compensation plans approved by shareholders(1)	622,250	$64.71	6,354,388(2)
Equity compensation plans not approved by shareholders	None	N/A	None

(1)	Includes the 2000 Stock Option Plan, the 2012 Long-Term Incentive Plan and our Employee Stock Purchase Plan.
(2)	Includes 1,210,445 shares remaining available for issuance as of December 31, 2018 under our Employee Stock Purchase Plan.

Performance Graph

The following graph shows a comparison from December 31, 2013 through December 31, 2018 of the cumulative total return for our common stock, the S&P 500 Index and the Russell 2000 Index. We have selected the Russell 2000 Index because the Russell 2000 Index measures the performance of the small market capitalization segment of U.S. equity instruments and we are a member company included in the Russell 2000 Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the S&P 500 Index and the Russell 2000 Index assume reinvestment of dividends.

Index	12/31/13	06/30/14	12/31/14	06/30/15	12/31/15	06/30/16	12/31/16	06/30/17	12/31/17	06/30/18	12/31/18
Proto Labs, Inc.	100.00	115.09	94.35	94.80	89.48	80.87	72.14	94.48	144.70	167.11	158.46
S&P 500	100.00	106.05	111.39	111.62	110.58	113.55	121.13	131.11	144.65	147.07	135.63
Russell 2000	100.00	102.52	103.53	107.76	97.62	98.99	116.63	121.63	131.96	141.20	115.89

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)
October 1, 2018 through October 31, 2018	7,500	$116.95	7,500	$44,715
November 1, 2018 through November 30, 2018	54,098	$121.58	54,098	$38,138
December 1, 2018 through December 31, 2018	43,000	$110.98	43,000	$33,366
	104,598	$116.89	104,598	$33,366

(1) Effective February 9, 2017 the Board of Directors authorized the repurchase of shares of the Company’s common stock from time to time on the open market or in privately negotiated purchases, at an aggregate purchase price of up to $50 million. The term of the program runs through December 31, 2021.

During the year ended December 31, 2018, we repurchased 104,598 shares at an average price of $116.89 per share for an aggregate purchase price of $12.2 million. We have $33.4 million remaining under this authorization.

Item 6. Selected Financial Data

The following tables set forth selected consolidated financial data for the periods and at the dates indicated. The selected consolidated statements of comprehensive income data for the years ended December 31, 2018, 2017 and 2016 and selected consolidated balance sheets data as of December 31, 2018 and 2017 are derived from our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The selected consolidated statements of comprehensive income data for the years ended December 31, 2015 and 2014 and selected consolidated balance sheet data as of December 31, 2016, 2015 and 2014 are derived from our audited consolidated financial statements not included in this report.

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

	Year Ended December 31,
(in thousands, except share and per share amounts)	2018	2017	2016	2015	2014

Consolidated Statements of Comprehensive Income Data
Revenue	$445,596	$344,490	$298,055	$264,106	$209,583
Cost of revenue	206,917	150,648	131,118	109,703	81,182
Gross profit	238,679	193,842	166,937	154,403	128,401
Operating expenses:
Marketing and sales	68,533	56,856	46,131	39,188	29,144
Research and development	28,735	23,560	22,388	18,350	16,607
General and administrative	52,513	41,200	36,651	29,716	22,122
Total operating expenses	149,781	121,616	105,170	87,254	67,873
Income from operations	88,898	72,226	61,767	67,149	60,528
Other income, net	2,757	2,209	2,454	712	3
Income before income taxes	91,655	74,435	64,221	67,861	60,531
Provision for income taxes	15,067	22,657	21,514	21,347	18,896
Net income	$76,588	$51,778	$42,707	$46,514	$41,635

Net income per share(1)
Basic	$2.84	$1.94	$1.62	$1.79	$1.62
Diluted	$2.81	$1.93	$1.61	$1.77	$1.60
Weighted average shares outstanding(1)
Basic	26,982,614	26,647,610	26,365,173	26,005,858	25,692,699
Diluted	27,278,816	26,845,071	26,564,639	26,320,284	26,100,320
Other comprehensive income (loss) (net of tax)
Foreign currency translation adjustments	$(3,258)	$5,519	$(5,541)	$(2,283)	$(1,838)
Comprehensive income	$73,330	$57,297	$37,166	$44,231	$39,797

(1)

See Note 3 of Notes to Consolidated Financial Statements for an explanation of the method used to calculate net income per basic and diluted share attributable to common shareholders and weighted average shares outstanding for the years ended December 31, 2018, 2017, and 2016, respectively.

Stock-based compensation expense included in the statements of comprehensive income data above is as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016	2015	2014

Stock options and grants	$10,113	$7,954	$6,177	$5,580	$4,386
Employee stock purchase plan	815	604	598	502	423
Total stock-based compensation expense	$10,928	$8,558	$6,775	$6,082	$4,809

Cost of revenue	$1,543	$970	$691	$513	$386
Operating expenses:
Marketing and sales	1,942	1,429	977	1,074	927
Research and development	1,517	1,091	1,396	1,285	1,048
General and administrative	5,926	5,068	3,711	3,210	2,448
Total stock-based compensation expense	$10,928	$8,558	$6,775	$6,082	$4,809

	Year Ended December 31,
(in thousands)	2018	2017	2016	2015	2014

Consolidated Balance Sheets Data
Cash and cash equivalents	$85,046	$36,707	$68,795	$47,653	$43,329
Working capital	162,628	121,249	134,357	111,740	89,102
Total assets	618,985	518,738	414,241	361,036	287,031
Total liabilities	77,488	57,523	34,408	33,391	21,492
Total shareholders' equity	$541,497	$461,215	$379,833	$327,645	$265,539

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

We have experienced significant growth since our inception. Since we first introduced our Injection Molding product line in 1999, we have steadily expanded the size and geometric complexity of the injection-molded parts we are able to manufacture, and we continue to extend the diversity of materials we are able to support. Similarly, since first introducing our CNC Machining product line in 2007, we have expanded the range of part sizes, design geometries and materials we can support. In 2014, we acquired FineLine Prototyping, Inc. (FineLine) to expand the number of process types we offer to include stereolithography (SL), selective laser sintering (SLS) and direct metal laser sintering (DMLS). In 2017, we acquired RAPID to expand the number of process types we offer to include sheet metal fabrication and expand our CNC machining capability. We also continually seek to enhance other aspects of our technology and manufacturing processes, including our interactive web-based and automated user interface and quoting system. We intend to continue to invest significantly to enhance our technology and manufacturing processes and expand the range of our existing capabilities with the aim of meeting the needs of a broader set of customers. As a result of the factors described above, many of our customers tend to return to Proto Labs to meet their ongoing needs, with approximately 91%, 89% and 86% of our revenue in 2018, 2017 and 2016, respectively, derived from existing customers.

We have established our operations in the United States, Europe and Japan, which we believe are three of the largest geographic markets where product developers and engineers are located. We entered the European market in 2005, launched operations in Japan in late 2009 and further expanded into Europe through our acquisition of Alphaform in 2015 and the United States through our acquisition of RAPID in November 2017. As of December 31, 2018, we had sold products into approximately 60 countries. Our revenue outside of the United States accounted for approximately 21%, 24% and 25% of our consolidated revenue in the years ended December 31, 2018, 2017 and 2016, respectively. We intend to continue to expand our international sales efforts and believe opportunities exist to serve the needs of product developers and engineers in select new geographic regions.

We have grown our total revenue from $209.6 million in 2014 to $445.6 million in 2018. During this period, our operating expenses increased from $67.9 million in 2014 to $149.8 million in 2018. We have grown our income from operations from $60.5 million in 2014 to $88.9 million in 2018. Our recent growth in revenue and income from operations has been accompanied by increased cost of revenues and operating expenses. We expect to increase investment in our operations to support anticipated future growth as discussed more fully below.

In addition, we believe that a number of trends affecting our industry have affected our results of operations and may continue to do so. For example, we believe that many of our target product developer and engineer customers are facing three mega trends, which are disrupting product growth models. We believe our customers are facing increased pressure to shorten product life-cycles, to embed products with internet of things technology, and to deliver products that are personalized and customized to unique customer specifications. We believe we continue to be well positioned to benefit from these trends, given our proprietary technology that enables us to automate and integrate the majority of activities involved in procuring custom parts. While our business may be positively affected by these trends, our results may also be favorably or unfavorably impacted by other trends that affect product developer and engineer orders for custom parts in low volumes, including, among others, changes in product developer and engineer preferences or needs, developments in our industry and among our competitors, and factors impacting new product development volume such as economic conditions. For a more complete discussion of the risks facing our business, see Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

Key Financial Measures and Trends

Revenue

Our operations are comprised of three geographic operating segments in the United States, Europe and Japan. Revenue is derived from our Injection Molding, CNC Machining, 3D Printing and Sheet Metal product lines. Injection Molding revenue consists of sales of custom injection molds and injection-molded parts. CNC Machining revenue consists of sales of CNC-machined custom parts. 3D Printing revenue consists of sales of 3D-printed parts. Sheet Metal revenue consists of sales of fabricated sheet metal custom parts. Our revenue is generated from a diverse customer base, with no single customer company representing more than 2% of our total revenue in 2018. Our historical and current efforts to increase revenue have been directed at gaining new customers and selling to our existing customer base by increasing marketing and selling activities, including:

•	the introduction of our 3D Printing product line through our acquisition of FineLine in 2014;

•	expanding 3D printing to Europe through our acquisition of Alphaform in October 2015;

•	the introduction of our Sheet Metal product line through our acquisition of RAPID in 2017;

•	continuously improving the usability of our product lines such as our web-centric applications; and

•	expanding the breadth and scope of our products by adding more sizes and materials to our offerings.

During 2018, we served 45,968 unique product developers and engineers who purchased our products through our web-based customer interface, an increase of 22.5% over the same period in 2017.

During 2017, we served 37,538 unique product developers and engineers who purchased our products through our web-based customer interface, an increase of 19.3% over the same period in 2016.

During 2016, we served 31,457 unique product developers and engineers who purchased our products through our web-based customer interface, an increase of 15.5% over the same period in 2015. The 2016 information does not include 3D Printing and Injection Molding customers resulting from the Alphaform acquisition who do not utilize our web-based interface.

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

Our business model requires that we invest in our capacity well in advance of demand to ensure we can fulfill the expectations for quick delivery of our products to our customers. Therefore, during each of 2018, 2017 and 2016 we made significant investments in additional factory space, equipment, and infrastructure in the United States. We also made significant investments in infrastructure in Europe in 2017 and significant investments in additional factory space in Japan in 2016. We expect to continue to grow in future periods, which will result in the need for additional investments in factory space and equipment. We expect that these additional costs for factory and equipment expansion can be absorbed by revenue growth, and allow gross margins by product line to remain relatively consistent over time.

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

Research and development. Research and development expense consists primarily of personnel and outside service costs related to the development of new processes and product lines, enhancement of existing product lines, software developed for internal use, maintenance of internally developed software, quality assurance and testing. Costs for internal use software are evaluated by project and capitalized where appropriate under Accounting Standards Codification (ASC) 350-40, Intangibles — Goodwill and Other, Internal-Use Software. We expect research and development expense to increase in the future as we seek to enhance and expand our product line offerings and supporting business systems.

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

	Year Ended						Year Ended
	December 31,				Change		December 31,				Change
(dollars in thousands)	2018		2017		$	%	2017		2016		$	%

Revenue	$445,596	100.0%	$344,490	100.0%	$101,106	29.3	$344,490	100.0%	$298,055	100.0%	$46,435	15.6
Cost of revenue	206,917	46.4	150,648	43.7	56,269	37.4	150,648	43.7	131,118	44.0	19,530	14.9
Gross profit	238,679	53.6	193,842	56.3	44,837	23.1	193,842	56.3	166,937	56.0	26,905	16.1
Operating expenses:
Marketing and sales	68,533	15.4	56,856	16.5	11,677	20.5	56,856	16.5	46,131	15.5	10,725	23.2
Research and development	28,735	6.4	23,560	6.8	5,175	22.0	23,560	6.8	22,388	7.5	1,172	5.2
General and administrative	52,513	11.8	41,200	12.0	11,313	27.5	41,200	12.0	36,651	12.3	4,549	12.4
Total operating expenses	149,781	33.6	121,616	35.3	28,165	23.2	121,616	35.3	105,170	35.3	16,446	15.6
Income from operations	88,898	20.0	72,226	21.0	16,672	23.1	72,226	21.0	61,767	20.7	10,459	16.9
Other income, net	2,757	0.6	2,209	0.6	548	24.8	2,209	0.6	2,454	0.8	(245)	(10.0)
Income before income taxes	91,655	20.6	74,435	21.6	17,220	23.1	74,435	21.6	64,221	21.5	10,214	15.9
Provision for income taxes	15,067	3.4	22,657	6.6	(7,590)	(33.5)	22,657	6.6	21,514	7.2	1,143	5.3
Net income	$76,588	17.2%	$51,778	15.0%	$24,810	47.9%	$51,778	15.0%	$42,707	14.3%	$9,071	21.2%

Stock-based compensation expense included in the statements of comprehensive income data above is as follows:

	Year Ended December 31,
(dollars in thousands)	2018	2017	2016

Stock options and grants	$10,113	$7,954	$6,177
Employee stock purchase plan	815	604	598
Total stock-based compensation expense	$10,928	$8,558	$6,775

Cost of revenue	$1,543	$970	$691
Operating expenses:
Marketing and sales	1,942	1,429	977
Research and development	1,517	1,091	1,396
General and administrative	5,926	5,068	3,711
Total stock-based compensation expense	$10,928	$8,558	$6,775

Comparison of Years Ended December 31, 2018 and 2017

Revenue

Revenue by reportable segment and the related changes for 2018 and 2017 is summarized as follows:

	Year Ended December 31,
	2018		2017		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue
United States	$350,535	78.7%	$263,086	76.4%	$87,449	33.2%
Europe	80,889	18.2	70,154	20.4	10,735	15.3
Japan	14,172	3.1	11,250	3.2	2,922	26.0
Total revenue	$445,596	100.0%	$344,490	100.0%	$101,106	29.3%

Our revenue increased $101.1 million, or 29.3%, for 2018 compared with 2017. By reportable segment, revenue in the United States increased $87.4 million, or 33.2%, for 2018 compared with 2017. Revenue growth in the United States was partially attributable to the acquisition of RAPID in November 2017. Revenue in Europe increased $10.7 million, or 15.3%, for 2018 compared with 2017. Revenue in Japan increased $2.9 million, or 26.0%, for 2018 compared with 2017.

Our revenue growth in 2018 was primarily driven by an increased volume of the product developers and engineers we served. During 2018, we served 45,968 unique product developers and engineers, an increase of 22.5% over 2017. Average revenue per product developer or engineer increased 6% during 2018 as compared to 2017 due to changes in the mix of products purchased by our customers.

Our revenue increases were primarily driven by increases in sales personnel and marketing activities. Our sales personnel focus on gaining new customer accounts and expanding the depth and breadth of existing customer accounts. Our marketing personnel focus on marketing activities that have proven to generate the greatest number of customer leads to support sales activity. International revenue increased by $3.5 million in 2018 compared to 2017 as a result of foreign currency movements, primarily the strengthening of the Euro relative to the United States dollar.

Revenue by product line and the related changes for 2018 and 2017 is summarized as follows:

	Year Ended December 31,
	2018		2017		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue
Injection Molding	$210,523	47.2%	$194,432	56.4%	$16,091	8.3%
CNC Machining	153,521	34.5	103,739	30.1	49,782	48.0
3D Printing	53,342	12.0	43,329	12.6	10,013	23.1
Sheet Metal	24,998	5.6	1,767	0.5	23,231	*
Other Revenue	3,212	0.7	1,223	0.4	1,989	*
Total revenue	$445,596	100.0%	$344,490	100.0%	$101,106	29.3%

*Percentage change not meaningful

By product line, our revenue growth was driven by an 8.3% increase in Injection Molding revenue, a 48.0% increase in CNC Machining revenue and a 23.1% increase in 3D Printing revenue, as well as a $23.2 million increase in Sheet Metal revenue and a $2.0 million increase in Other Revenue, in each case for 2018 compared with 2017. Our November 2017 acquisition of RAPID added the Sheet Metal product line, expanded our CNC Machining product line and contributed to Other Revenue.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $56.3 million, or 37.4%, for 2018 compared to 2017, which was faster than the rate of revenue increase of 29.3% for 2018 compared to 2017. The increase in cost of revenue resulted from the growth of the business, including via the RAPID acquisition, and was due to raw material and production cost increases of $16.6 million to support increased sales volumes, an increase in direct labor headcount resulting in personnel and related cost increases of $30.8 million and equipment and facility-related cost increases of $8.9 million.

Gross Profit and Gross Margin. Gross profit increased from $193.8 million in 2017 to $238.7 million in 2018 primarily due to an increase in revenue. Gross margin decreased from 56.3% of revenue in 2017 to 53.6% of revenue in 2018 primarily due to the timing and mix of revenue, with the RAPID acquisition and CNC facility relocation in the United States being the primary drivers of the reduction in gross margin.

Income from Operations

Income from operations increased $16.7 million, or 23.1%, for 2018 compared with 2017. By reportable segment, income from operations for the United States, Europe and Corporate Unallocated and Japan increased 17.0%, 30.8% and 10.9%, respectively, as a percentage of revenue for 2018 compared with 2017.

Operating Expenses

Marketing and Sales. Marketing and sales expense increased $11.7 million, or 20.5%, for 2018 compared to 2017 due to an increase in headcount resulting in personnel and related cost increases of $10.0 million and marketing program cost increases of $1.7 million. The increase in marketing program costs is the result of our focus on funding those programs that have proven to be the most effective in growing our business.

Research and Development. Our research and development expense increased $5.2 million, or 22.0%, for 2018 compared to 2017 due to an increase in headcount resulting in personnel and related cost increases of $4.9 million and professional services cost increases of $0.6 million, which were partially offset by a decrease in operating cost of $0.3 million.

General and Administrative. Our general and administrative expense increased $11.3 million, or 27.5%, for 2018 compared to 2017 due to an increase in headcount resulting in personnel and related cost increases of $2.4 million, stock- based compensation cost increases of $0.9 million, administrative cost increases of $5.3 million and amortization cost increases of $2.7 million.

Other Income, Net and Provision for Income Taxes

Other Income, Net. We recognized other income, net of $2.8 million in 2018, an increase of $0.6 million compared to other income, net of $2.2 million for 2017. Other income, net for 2018 primarily consisted of $1.7 million in interest income on investments, a $0.7 million gain on our sale of RAPID Wire & Cable, LLC and a $0.4 million gain on foreign currency. Other income, net for 2017 primarily consisted of $1.5 million in interest income on investments, a $0.4 million favorable legal settlement and a $0.3 million gain on foreign currency.

Provision for Income Taxes. Our income tax provision decreased by $7.6 million for 2018 compared to 2017. The decrease in the provision is primarily due to the Tax Cuts and Jobs Act that went into effect in 2018 and benefits from the vesting of restricted stock and the exercise of stock options. Our effective tax rate of 16.4% for 2018 decreased 14.0% compared to 30.4% for the same period in 2017.

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

Our revenue growth in 2017 was the result of increased volume of the product developers and engineers we served. During 2017, we served 37,538 unique product developers and engineers, an increase of 19.3% over 2016. Average revenue per product developer or engineer remained relatively consistent during 2017 as compared to 2016.

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

Revenue by product line and the related changes for 2017 and 2016 is summarized as follows:

	Year Ended December 31,
	2017		2016		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue
Injection Molding	$194,432	56.4%	$175,974	59.0%	$18,458	10.5%
CNC Machining	103,739	30.1	81,407	27.3	22,332	27.4
3D Printing	43,329	12.6	37,847	12.7	5,482	14.5
Sheet Metal	1,767	0.5	-	-	1,767	100.0
Other Revenue	1,223	0.4	2,827	1.0	(1,604)	(56.7)
Total revenue	$344,490	100.0%	$298,055	100.0%	$46,435	15.6%

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

Selected Quarterly Results of Operations Data

The following tables set forth selected unaudited quarterly results of operations data for 2018 and 2017. This unaudited quarterly information has been prepared on the same basis as our annual audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K and includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary to present fairly the financial information for the fiscal quarters presented. The quarterly data should be read in conjunction with our selected financial data and consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. Operating results for any quarter are not necessarily indicative of results for a full-year period, and the historical results presented below are not necessarily indicative of the results to be expected in any future period.

	Three Months Ended
(in thousands, except share and per share amounts)	Dec. 31, 2018	Sep. 30, 2018	Jun. 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sep. 30, 2017	Jun. 30, 2017	Mar. 31, 2017
	(unaudited)
Consolidated Statements of Comprehensive Income Data:
Revenue	$112,769	$115,430	$109,652	$107,745	$94,178	$88,105	$82,040	$80,167
Cost of revenue	53,614	53,027	50,439	49,837	41,290	38,793	35,671	34,894
Gross profit	59,155	62,403	59,213	57,908	52,888	49,312	46,369	45,273
Operating expenses:
Marketing and sales	17,586	16,818	17,557	16,572	15,393	13,846	14,630	12,987
Research and development	7,580	7,458	7,032	6,665	5,776	5,877	6,084	5,823
General and administrative	13,834	13,096	12,640	12,943	12,944	10,222	9,253	8,781
Total operating expenses	39,000	37,372	37,229	36,180	34,113	29,945	29,967	27,591
Income from operations	20,155	25,031	21,984	21,728	18,775	19,367	16,402	17,682
Other income (expense), net	1,381	390	808	178	430	291	1,173	315
Income before income taxes	21,536	25,421	22,792	21,906	19,205	19,658	17,575	17,997
Provision for income taxes	2,250	4,484	4,478	3,855	4,933	6,438	5,489	5,797
Net income	$19,286	$20,937	$18,314	$18,051	$14,272	$13,220	$12,086	$12,200

Net income per share:
Basic	$0.71	$0.77	$0.68	$0.67	$0.53	$0.50	$0.46	$0.46
Diluted	$0.71	$0.77	$0.67	$0.66	$0.53	$0.49	$0.45	$0.46

Shares used to compute net income per share:
Basic	27,040,207	27,038,585	26,972,990	26,879,388	26,705,909	26,617,349	26,541,978	26,466,731
Diluted	27,311,988	27,337,886	27,274,882	27,197,099	27,009,017	26,802,034	26,649,152	26,599,200

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
(dollars in thousands)	2018	2017	2016

Net cash provided by operating activities	$122,929	$81,748	$77,499
Net cash used in investing activities	(63,281)	(123,975)	(60,755)
Net cash (used in) provided by financing activities	(10,438)	9,192	5,315
Effect of exchange rates on cash and cash equivalents	(871)	947	(917)
Net increase in cash and cash equivalents	$48,339	$(32,088)	$21,142

Sources of Liquidity

We finance our operations and capital expenditures through cash flow from operations. We had cash and cash equivalents of $85.0 million as of December 31, 2018, an increase of $48.3 million from December 31, 2017. The increase in our cash was due primarily to cash generated through operations. We had cash and cash equivalents of $36.7 million as of December 31, 2017, a decrease of $32.1 million from December 31, 2016. The decrease in our cash was due primarily to the acquisition of RAPID in November 2017. We had cash and cash equivalents of $68.8 million as of December 31, 2016, an increase of $21.1 million from December 31, 2015. The increase in our cash was due primarily to cash generated through operations.

As of December 31, 2018, the amount of cash and cash equivalents held by foreign subsidiaries was $46.9 million. The Tax Cuts and Jobs Act imposes a transition tax on foreign earnings previously treated as permanently reinvested, resulting in an increase to our U.S. tax liability. However, our intent is to continue to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We believe that our existing cash and cash equivalents together with cash generated from operations will be sufficient to meet our working capital expenditure requirements for at least the next 12 months.

Cash Flows from Operating Activities

Cash flow from operating activities of $122.9 million during 2018 primarily consisted of net income of $76.6 million, adjusted for certain non-cash items, including depreciation and amortization of $26.8 million, stock-based compensation expense of $10.9 million and deferred taxes of $11.9 million, which were partially offset by changes in operating assets and liabilities and other items totaling $3.3 million. The cash flow from operating activities during 2018 compared to 2017 increased $41.2 million due to increases in net income of $24.8 million, increases in stock-based compensation expense of $2.4 million driven by an increased level of equity grants to employees, increases in depreciation and amortization of $8.3 million driven by an increase in capital investments and increases in deferred taxes of $10.8 million. These increases were partially offset by changes in operating assets and liabilities and other items of $5.1 million.

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

Cash Flows from Investing Activities

Cash used in investing activities was $63.3 million for the year ended December 31, 2018, consisting of $87.1 million for the purchase of property, equipment and other capital assets primarily to expand our production capacity and $41.4 million for the purchase of marketable securities, which were partially offset by $65.1 million in proceeds from maturities of marketable securities and $0.1 million in other investing activities.

Cash used in investing activities was $123.9 million for the year ended December 31, 2017, consisting of $110.5 million for the purchase of RAPID, $32.6 million for the purchase of property, equipment and other capital assets primarily to expand our production capacity, $20.0 million for the purchase of marketable securities and $8.8 million for the purchases of other assets and investments, which were partially offset by $48.0 million in proceeds from maturities and call redemption of marketable securities.

Cash used in investing activities was $60.8 million for the year ended December 31, 2016, consisting of $33.6 million for the purchase of property, equipment and other capital assets primarily to expand our production capacity, and $89.3 million for the purchase of marketable securities, which were partially offset by $62.1 million in proceeds from maturities and call redemption of marketable securities.

Cash Flows from Financing Activities

Cash used in financing activities was $10.4 million for the year ended December 31, 2018, consisting of $12.2 million in repurchases of common stock and payments on short-term debt obligations of $5.0 million, partially offset by $6.8 million in proceeds from exercises of stock options.

Cash provided by financing activities was $9.2 million for the year ended December 31, 2017, consisting of $5.0 million in short-term debt obligations and $8.6 million in proceeds from the exercise of stock options, partially offset by $4.4 million for repurchases of common stock.

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

Our recent annual capital expenditures have varied between 10% and 20% of annual revenue. We believe future growth capital expenditures, excluding any expenditures for buildings and maintenance capital we might purchase for our operations, are likely to vary between approximately 8% and 12% of annual revenue.

Contractual Obligations

As of December 31, 2018, our contractual obligations and the effect such obligations are expected to have on our liquidity and cash flows in future periods were as follows:

		Payment Due by Period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating leases	$13,617	$3,411	$4,878	$3,186	$2,142
Total	$13,617	$3,411	$4,878	$3,186	$2,142

The table above reflects only payment obligations that are fixed and determinable. Our commitments for operating leases relate to three of our United States manufacturing facilities; our European sales, customer service and technical support offices; manufacturing and office facilities located in Germany; and our Japan facility.

Financing Arrangements

The following table summarizes our financing arrangements as of December 31, 2018 and 2017:

	December 31,
(in thousands)	2018	2017

Revolving Credit Facility, with interest rates from 2.50% to 2.59%, due at maturity in November 2019	$-	$5,000
Total Financing Obligations	$-	$5,000

Inflation

We experience normal inflation and changing prices, primarily on our production materials and labor. We believe that inflation and changing prices have not had a material effect on our financial condition during the three most recent fiscal years.

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

Revenue Recognition

On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers, using the modified retrospective approach. We manufacture custom parts to specific customer orders that have no alternative use to us, and we believe there is a legally enforceable right to payment for performance completed to date on these manufactured parts. For manufactured parts that meet these two criteria, we will recognize revenue over time.

Prior to 2018, we recognized revenue in accordance with ASC 605, Revenue Recognition, which states that revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price to the buyer is fixed or determinable, and (4) collectability is reasonably assured. Revenue was recognized upon transfer of title and risk of loss, which was generally upon the shipment of parts in our Injection Molding, CNC Machining, 3D Printing, Sheet Metal and Other product lines.

Goodwill

We recognize goodwill in accordance with ASC 350, Intangibles—Goodwill and Other. Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment annually in the fourth quarter of each year, and is tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment charge for goodwill is recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount. As of December 31, 2018 no impairment charges for goodwill have been recognized.

Other Intangible Assets

We recognize other intangibles assets in accordance with ASC 350, Intangibles—Goodwill and Other. Other intangible assets include software technology, customer relationships and other intangible assets acquired from independent parties. Other intangible assets with a definite life are amortized over a period ranging from two to 10 years on a straight line basis, and are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows generated by the asset. As of December 31, 2018 no impairment charges for intangible assets have been recognized.

Stock-Based Compensation

We determine our stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation (ASC 718), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors based on the grant date fair value of the award.

Determining the appropriate fair value model and calculating the fair value of stock option grants requires the input of subjective assumptions. We use the Black-Scholes option pricing model to value our stock option awards. Stock-based compensation expense is significant to our consolidated financial statements and is calculated using our best estimates, which involve inherent uncertainties and the application of management’s judgment. Significant estimates include our expected term and stock price volatility. If different estimates and assumptions had been used, our common stock valuations could be significantly different and related stock-based compensation expense may be materially impacted.

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

The fair value of each new employee option awarded was estimated on the date of grant for the periods below using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2018	2017	2016

Risk-free interest rate	2.52 - 3.07%	2.24 - 2.36%	1.53 - 2.68%
Expected life (years)	6.25	6.50	6.50
Expected volatility	41.68 - 42.22%	42.68 - 44.68%	44.38 - 45.93%
Expected dividend yield	0%	0%	0%
Weighted average grant date fair value	$50.08	$32.26	$26.61

Our 2012 Employee Stock Purchase Plan (ESPP) allows eligible employees to purchase a variable number of shares of our common stock during each offering period at a discount through payroll deductions of up to 15% of their eligible compensation, subject to plan limitations. The ESPP provides for six-month offering periods with a single purchase period. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of our common stock on the first trading day of the offering period or on the last trading day of the offering period. We determine the fair value stock-based compensation related to our ESPP in accordance with ASC 718 using the component measurement approach and the Black-Scholes standard option pricing model.

The fair value of each offering period was estimated using the Black-Scholes option pricing model with the following assumptions:

	Year ended December 31,
	2018	2017	2016

Risk-free interest rate	2.06 - 2.33%	0.97 - 1.48%	0.56 - 0.59%
Expected life (months)	6.00	6.00	6.00
Expected volatility	31.50 - 37.36%	24.49 - 34.51%	39.51 - 49.13%
Expected dividend yield	0%	0%	0%

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

We recognize stock-based compensation expense on a straight-line basis over the requisite service period. We recorded stock-based compensation expense relating to stock options, restricted stock awards, performance stock units and our ESPP of $10.9 million, $8.6 million and $6.8 million during the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had $3.3 million of unrecognized stock-based compensation costs related to unvested stock options that are expected to be recognized over a weighted average period of 2.8 years. We issued options to purchase 36,600, 60,100 and 117,480 shares of our common stock in 2018, 2017 and 2016, respectively. As of December 31, 2018, we had $20.7 million of unrecognized stock-based compensation costs related to non-vested restricted stock, which is expected to be recognized over a weighted average period of 3.1 years. We issued restricted stock awards of 106,855, 210,744 and 161,555 shares of our common stock in 2018, 2017 and 2016, respectively. As of December 31, 2018, we had $2.2 million of unrecognized stock-based compensation costs related to non-vested performance stock, which is expected to be recognized over a weighted average period of 1.8 years. We issued performance stock awards of 20,006 and 25,707 shares of our common stock in 2018 and 2017, respectively.  We issued no performance stock awards in 2016.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, ASC 740 provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Including interest and penalties, we have established a liability for uncertain tax positions of $4.6 million as of December 31, 2018.

The effective tax rate decreased by 14.0% for the year ended December 31, 2018 when compared to 2017 primarily due to the impact of tax reform. The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduced the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The reduction to the U.S. tax rate also results in revaluing deferred tax liabilities. At December 31, 2017, we had not completed our accounting for the tax effects of the enactment of the Act. However, we made a reasonable estimate on the effects of the transition tax and recognized a provisional amount of $2.4 million which was included as a component of income tax expense from continuing operations.  We were also required to revalue our deferred tax liabilities to reflect the new U.S. federal corporate income tax rate from the Act which resulted in the recognition of an estimated tax benefit of $4.2 million in 2017.  At December 31, 2018, we completed our accounting for the tax effects of the enactment of the Act. As a result, we recorded a tax benefit of $0.7 million for the final accounting for the transition tax and a tax benefit of $0.5 million resulting from the completion of the accounting related to the revaluation of our net deferred tax liabilities utilizing the new U.S. federal corporate income tax rate. The impact of the tax effects for the enactment of the Act was a tax benefit of $3.0 million. The foreign tax effects of the transition tax was based on our total post-1986 earnings and profits that were previously deferred from U.S. income taxes. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax or any additional outside basis difference inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations.

Recently adopted accounting pronouncements

During the first quarter of 2018, we adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASC 606). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue from the transfer of goods or services to customers in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. We adopted the new revenue standard using the modified retrospective approach. We manufacture custom parts to specific customer orders that have no alternative use to us, and we believe there is a legally enforceable right to payment for performance completed to date on these manufactured parts. For manufactured parts that meet these two criteria, we will recognize revenue over time. The transition adjustment recorded was an increase of $1.5 million to our retained earnings balance as of January 1, 2018.

During the first quarter of 2018, we adopted ASU 2017-09, Compensation – Stock Compensation, which is intended to provide clarity and reduce diversity in practice as well as cost and complexity when applying the guidance to a change to the terms or conditions of a share-based payment award. The adoption of this guidance did not have a material impact our consolidated financial statements.

Recently issued accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which introduces the balance sheet recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The guidance will be effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. We will adopt the lease standard on January 1, 2019 using the new transition option issued under the amendments in ASU 2018-11, Leases, which will allow us to continue to apply the legacy guidance in ASC 840, Leases, in the comparative periods presented in the year of adoption. We will elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carry forward the historical lease classification. We will make an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. We will recognize those lease payments in the Consolidated Statements of Comprehensive Income on a straight-line basis over the lease term. The impact of adoption is expected to be an increase to our operating lease assets and liabilities on January 1, 2019 of approximately $14.0 million.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other, which is intended to simplify the subsequent measurement of goodwill. This guidance will be effective for impairment tests in fiscal years beginning after December 15, 2019 and interim periods within those fiscal years with early adoption permitted. We do not expect the impact to be material.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments held by a reporting entity at each reporting date. This guidance will be effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years with early adoption permitted. We are evaluating the impact of future adoption of this guidance on our consolidated financial statements, but we do not expect the impact to be material.

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

We have not used forward contracts or currency borrowings to hedge our exposure to foreign currency risk. Foreign currency risk can be assessed by estimating the change in results of operations or financial position resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would generally not have a material impact on our financial position, but could have a material impact on our results of operations. We recognized foreign currency gains of $0.3 million, $0.4 million and $1.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Item 8. Financial Statements and Supplementary Data

Proto Labs, Inc.
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Proto Labs, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Proto Labs, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2019 expressed an unqualified opinion thereon.

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

February 22, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Proto Labs, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Proto Labs, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Proto Labs, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Proto Labs, Inc. as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 22, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Minneapolis, Minnesota

February 22, 2019

Proto Labs, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2018	2017

Assets
Current assets
Cash and cash equivalents	$85,046	$36,707
Short-term marketable securities	46,750	57,424
Accounts receivable, net of allowance for doubtful accounts of $919 and $757 as of December 31, 2018 and December 31, 2017, respectively	59,155	51,503
Inventory	10,087	11,271
Prepaid expenses and other current assets	8,567	6,267
Income taxes receivable	5,757	1,832
Total current assets	215,362	165,004
Property and equipment, net	228,001	166,440
Goodwill	128,752	128,504
Other intangible assets, net	19,850	19,084
Long-term marketable securities	23,579	37,034
Other long-term assets	3,441	2,672
Total assets	$618,985	$518,738

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$17,411	$15,876
Accrued compensation	18,130	12,100
Accrued liabilities and other	16,702	8,408
Short-term debt obligations	-	5,000
Income taxes payable	491	2,371
Total current liabilities	52,734	43,755
Long-term income taxes payable	-	2,181
Long-term deferred tax liabilities	20,162	6,966
Other long-term liabilities	4,592	4,621
Total liabilities	77,488	57,523

Shareholders' equity
Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding 0 shares as of December 31, 2018 and December 31, 2017, respectively	-	-
Common stock, $0.001 par value, authorized 150,000,000 shares; issued and outstanding 26,984,747 and 26,828,651 shares as of December 31, 2018 and December 31, 2017, respectively	27	27
Additional paid-in capital	258,502	241,725
Retained earnings	291,460	224,697
Accumulated other comprehensive loss	(8,492)	(5,234)
Total shareholders' equity	541,497	461,215
Total liabilities and shareholders' equity	$618,985	$518,738

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Comprehensive Income
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017	2016

Statements of Operations:
Revenue	$445,596	$344,490	$298,055
Cost of revenue	206,917	150,648	131,118
Gross profit	238,679	193,842	166,937
Operating expenses
Marketing and sales	68,533	56,856	46,131
Research and development	28,735	23,560	22,388
General and administrative	52,513	41,200	36,651
Total operating expenses	149,781	121,616	105,170
Income from operations	88,898	72,226	61,767
Other income, net	2,757	2,209	2,454
Income before income taxes	91,655	74,435	64,221
Provision for income taxes	15,067	22,657	21,514
Net income	$76,588	$51,778	$42,707

Net income per share:
Basic	$2.84	$1.94	$1.62
Diluted	$2.81	$1.93	$1.61

Shares used to compute net income per share:
Basic	26,982,614	26,647,610	26,365,173
Diluted	27,278,816	26,845,071	26,564,639

Other Comprehensive (Loss) Income, net of tax
Foreign currency translation adjustments	$(3,258)	$5,519	$(5,541)
Comprehensive income	$73,330	$57,297	$37,166

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Shareholders' Equity
(In thousands, except share amounts)

	Common Stock		Additional		Accumulated Other
			Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

Balance at January 1, 2016	26,200,718	26	198,835	133,996	(5,212)	327,645
Common shares issued on exercise of options and other	304,150	-	5,715	-	-	5,715
Excess tax benefit from stock option exercises	-	-	2,532	-	-	2,532
Stock-based compensation expense	-	-	6,775	-	-	6,775
Net income	-	-	-	42,707	-	42,707
Other comprehensive income
Foreign currency translation adjustment	-	-	-	-	(5,541)	(5,541)
Comprehensive income						37,166
Balance at December 31, 2016	26,504,868	$26	$213,857	$176,703	$(10,753)	$379,833
Common shares issued on exercise of options and other	283,449	1	8,603	-	-	8,604
Common shares issued for RAPID acquisition	118,140	1	11,335	-	-	11,336
Stock-based compensation expense	-	-	8,558	-	-	8,558
Repurchases of Common Stock	(77,806)	(1)	(628)	(3,784)	-	(4,413)
Net income	-	-	-	51,778	-	51,778
Other comprehensive income
Foreign currency translation adjustment	-	-	-	-	5,519	5,519
Comprehensive income						57,297
Balance at December 31, 2017	26,828,651	$27	$241,725	$224,697	$(5,234)	$461,215
Common shares issued on exercise of options and other	260,694	-	6,791	-	-	6,791
Stock-based compensation expense	-	-	10,928	-	-	10,928
Repurchases of Common Stock	(104,598)	-	(942)	(11,287)	-	(12,229)
Revenue recognition transition adjustment	-	-	-	1,462	-	1,462
Net income	-	-	-	76,588	-	76,588
Other comprehensive income
Foreign currency translation adjustment	-	-	-	-	(3,258)	(3,258)
Comprehensive income						73,330
Balance at December 31, 2018	26,984,747	$27	$258,502	$291,460	$(8,492)	$541,497

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2018	2017	2016

Operating activities
Net income	$76,588	$51,778	$42,707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,754	18,474	17,485
Stock-based compensation expense	10,928	8,558	6,775
Deferred taxes	11,936	1,174	2,780
Loss on impairment of assets	-	513	455
Gain on sale of business	(671)	-	-
Amortization of held-to-maturity securities	374	1,063	1,173
Other	(619)	(153)	(1,541)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,098)	(9,933)	900
Inventories	(189)	(985)	136
Prepaid expenses and other	(2,098)	(691)	(1,312)
Income taxes	(6,652)	1,646	8,207
Accounts payable	1,942	3,176	(1,116)
Accrued liabilities and other	10,734	7,128	850
Net cash provided by operating activities	122,929	81,748	77,499

Investing activities
Purchases of property, equipment and other capital assets	(87,104)	(32,635)	(33,616)
Cash used for acquisitions, net of cash acquired	(90)	(110,533)	-
Proceeds from sale of business	284	-	-
Purchases of other assets and investments	(126)	(8,742)	-
Purchases of marketable securities	(41,384)	(20,037)	(89,315)
Proceeds from maturities of marketable securities	65,139	47,972	62,176
Net cash used in investing activities	(63,281)	(123,975)	(60,755)

Financing activities
Payments on debt	(5,000)	-	-
Proceeds from issuance of debt	-	5,000	-
Acquisition-related contingent consideration	-	-	(400)
Repurchases of common stock	(12,229)	(4,410)	-
Proceeds from exercises of stock options and other	6,791	8,602	5,715
Net cash (used in) provided by financing activities	(10,438)	9,192	5,315
Effect of exchange rate changes on cash and cash equivalents	(871)	947	(917)
Net increase (decrease) in cash and cash equivalents	48,339	(32,088)	21,142
Cash and cash equivalents, beginning of period	36,707	68,795	47,653
Cash and cash equivalents, end of period	$85,046	$36,707	$68,795

Supplemental cash flow disclosure
Cash paid for interest	$39	$19	$1
Cash paid for taxes	$9,966	$19,113	$9,802

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

Name	Location

PL-US International LLC	United States
Rapid Manufacturing Group LLC	United States
Proto Labs Ltd.	United Kingdom
PL Euro Services Ltd.	United Kingdom
PL International Holdings, UK, Ltd.	United Kingdom
PL DE Holding GmbH	Germany
Proto Labs GmbH	Germany
Proto Labs Eschenlohe GmbH	Germany
Proto Labs, G.K.	Japan

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

Marketable securities

Marketable securities include held-to-maturity debt securities recorded at amortized cost. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is included in other income, net. Interest on securities classified as held to maturity is included in other income, net. The classification of marketable securities as current or non-current is dependent upon the security’s maturity date. Securities with maturities of three months or less at the time of purchase are categorized as cash equivalents as described above. The Company reviews impairments associated with its marketable securities in accordance with the measurement guidance provided by ASC 320, Investments – Debt and Equity Securities, when determining the classification of impairment as “temporary” or “other-than-temporary.” The factors used to differentiate between temporary and other-than-temporary include assessment of the quality of the security, credit ratings actions and management’s intent to hold the security to maturity as well as other factors.

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

The Company follows ASC 350-40, Internal-Use Software, in accounting for internally developed software. As of December 31, 2018 and 2017, respectively, $16.6 million and $4.9 million of software development costs were capitalized.

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

Other Intangible Assets

Other intangible assets include software technology, customer relationships and other intangible assets acquired from other independent parties. Other intangible assets with a definite life are amortized over a period ranging from two to 10 years on a straight line basis, and are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows generated by the asset. The amount of the impairment loss recorded is calculated by the excess of the asset’s carrying value over its fair value.

Accounting for long-lived assets

The Company periodically reviews the carrying amount of its property, equipment and leasehold improvements to determine if circumstances exist indicating an impairment or if depreciation periods should be modified. If facts or circumstances indicate that an impairment may exist, the Company will prepare a projection of the undiscounted future cash flows of the specific assets to determine if the assets are recoverable. If impairment exists based on these projections, an adjustment will be made to reduce the carrying amount of the specific assets to fair value.

Revenue recognition

On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, using the modified retrospective approach. The Company manufactures custom parts to specific customer orders that have no alternative use to the Company, and the Company believes there is a legally enforceable right to payment for performance completed to date on these manufactured parts. For manufactured parts that meet these two criteria, the Company will recognize revenue over time.

Prior to 2018, the Company recognized revenue when it was realized or realizable and earned when all of the following criteria were met: persuasive evidence of an arrangement existed, delivery had occurred or services had been rendered, the price to the buyer was fixed or determinable and collectability was reasonably assured. Revenue was recognized upon transfer of title and risk of loss, which was generally upon the shipment of parts in the Company’s Injection Molding, CNC Machining, 3D Printing and Sheet Metal product lines. Freight billed to customers was included in revenues, and all freight expenses paid by the Company were included in cost of revenue.

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

Advertising costs

Advertising is expensed as incurred and was approximately $11.8 million, $10.7 million and $10.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Research and development

Research and development expenses consist primarily of personnel and outside service costs related to the creation of and enhancements to our customer-facing and internal operating software systems, development of new processes and product lines, enhancement of existing product lines, quality assurance and testing. Research and development costs were approximately $28.7 million, $23.6 million and $22.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Business combinations

The Company accounts for business combinations in accordance with ASC 805, Business Combinations (ASC 805). On November 30, 2017, the Company acquired RAPID Manufacturing Group, LLC (RAPID) for $121.9 million, consisting of $110.6 million in cash and $11.3 million in the Company’s common stock.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Recently adopted accounting pronouncements

During the first quarter of 2018, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASC 606). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue from the transfer of goods or services to customers in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. The Company has adopted the new revenue standard using the modified retrospective approach. The Company manufactures custom parts to specific customer orders that have no alternative use to the Company, and the Company believes there is a legally enforceable right to payment for performance completed to date on these manufactured parts. For manufactured parts that meet these two criteria, the Company will recognize revenue over time. The transition adjustment recorded was an increase of $1.5 million to the Company’s retained earnings balance as of January 1, 2018.

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

Recently issued accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which introduces the balance sheet recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The guidance will be effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. The Company will adopt the lease standard on January 1, 2019 using the new transition option issued under the amendments in ASU 2018-11, Leases, which will allow the Company to continue to apply the legacy guidance in ASC 840, Leases, in the comparative periods presented in the year of adoption. The Company will elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows the Company to carry forward the historical lease classification. The Company will make an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. The Company will recognize those lease payments in the Consolidated Statements of Comprehensive Income on a straight-line basis over the lease term. The impact of adoption is expected to be an increase to the Company’s operating lease assets and liabilities on January 1, 2019 of approximately $14.0 million.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other, which is intended to simplify the subsequent measurement of goodwill. This guidance will be effective for impairment tests in fiscal years beginning after December 15, 2019 and interim periods within those fiscal years with early adoption permitted. The Company does not expect the impact to be material.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments held by a reporting entity at each reporting date. This guidance will be effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years with early adoption permitted. The Company is evaluating the impact of future adoption of this guidance on its consolidated financial statements, but does not expect the impact to be material.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Note 3 – Revenue

The Company provides quality, quick-turn prototyping and on-demand manufacturing services. As a result, the majority of revenue recognized in a reporting period is based on completed, invoiced contracts. The Company accounts for revenue in accordance with ASC 606, which the Company adopted on January 1, 2018, using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 605. The Company recorded a net increase of $1.5 million to its retained earnings balance on January 1, 2018 due to the cumulative impact of adopting ASC 606. The impact of adopting ASC 606 was to increase revenue by $0.3 million and increase cost of revenue by $0.2 million for the year ended December 31, 2018, and to increase accounts receivable by $2.9 million and decrease inventory by $1.3 million as of December 31, 2018, which includes the transition adjustment of $1.5 million noted above.

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

Revenue by geographic region for the years ended December 31, 2018, 2017 and 2016 was as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Revenue:
United States	$350,535	$263,086	$223,930
Europe	80,889	70,154	63,365
Japan	14,172	11,250	10,760
Total revenue	$445,596	$344,490	$298,055

Revenue by product line for the years ended December 31, 2018, 2017 and 2016 was as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Revenue:
Injection Molding	$210,523	$194,432	$175,974
CNC Machining	153,521	103,739	81,407
3D Printing	53,342	43,329	37,847
Sheet Metal	24,998	1,767	-
Other Revenue	3,212	1,223	2,827
Total revenue	$445,596	$344,490	$298,055

The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within marketing and sales expenses. The value of unsatisfied performance obligations for contracts with an original expected length of one year or less is not material.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

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

The following table presents the calculation of net income per basic and diluted share attributable to common shareholders:

	Year Ended December 31,
(in thousands, except share and per share amounts)	2018	2017	2016

Net Income	$76,588	$51,778	$42,707

Basic - weighted-average shares outstanding:	26,982,614	26,647,610	26,365,173
Effect of dilutive securities:
Employee stock options and other	296,202	197,461	199,466
Diluted - weighted-average shares outstanding:	27,278,816	26,845,071	26,564,639
Net income per share attributable to common shareholders:
Basic	$2.84	$1.94	$1.62
Diluted	$2.81	$1.93	$1.61

Note 5 – Business Combinations

On November 30, 2017, the Company acquired RAPID for $121.9 million, consisting of $110.6 million in cash (net of cash acquired) and $11.3 million in the Company’s common stock. The operations of RAPID are integrated into the operations of the Company.

RAPID is a New Hampshire-based custom parts supplier specializing in quick-turn sheet metal fabrication and CNC machining. With the acquisition, the Company offers its customers another quick-turn manufacturing service while expanding its CNC machining capabilities.

The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805. The fair value of the consideration paid exceeded the fair value of the assets acquired and liabilities assumed, which resulted in goodwill of $99.8 million. The goodwill primarily relates to synergies resulting from the acquisition and is deductible for tax purposes over a 15-year period.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

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

(in thousands)
Assets acquired:
Current assets	$6,720
Goodwill	99,836
Other intangible assets	8,700
Other long-term assets	8,855
Total assets acquired	124,111

Liabilities assumed:
Current liabilities	2,067
Other long-term liabilities	85
Total liabilities assumed	2,152
Net assets acquired	$121,959

Cash paid	$115,378
Cash acquired	(4,755)
Net cash consideration	110,623
Equity portion of purchase price	11,336
Total purchase consideration	$121,959

The following unaudited pro forma information represents the Company’s results of operations as if the fiscal 2017 acquisition of RAPID had occurred at the beginning of fiscal 2016. These performance results may not be indicative of the actual results that would have occurred under the ownership and management of the Company.

	Year Ended December 31,
(in thousands)	2017	2016
	(unaudited)
Revenue	$386,677	$336,634
Net income	55,070	41,805

The unaudited pro forma net income for the year ended December 31, 2017 excludes transaction costs of approximately $1.9 million and includes the increase in estimated depreciation expense of approximately $0.9 million and the increase in estimated amortization expense of approximately $3.0 million. The unaudited pro forma net income for the year ended December 31, 2016 includes the impact of new stock options and restricted stock units granted to employees of approximately $0.2 million in connection with the acquisition, an increase in estimated depreciation expense of approximately $0.6 million and the increase in estimated amortization expense of approximately $3.1 million. The pro forma net income for the years ended December 31, 2017 and 2016 include the related tax effects of the adjustments. The pro forma information has been prepared for comparative purposes only and includes certain adjustments, as noted above. The adjustments are estimates and actual amounts may differ materially from these estimates. They do not reflect the effect of costs or synergies that would have been expected to result from the integration of the RAPID acquisition. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the RAPID acquisition occurred on January 1, 2016. The Company’s 2017 Consolidated Statements of Comprehensive Income include $3.6 million of revenue and $0.7 million of net loss related to RAPID. The net loss was primarily driven by $1.1 million of bonus payments to RAPID employees as a result of the acquisition.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Note 6 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2017 were as follows:

(in thousands)	Dec. 31, 2016	Goodwill acquired during 2017	Dec. 31, 2017	Goodwill acquired during 2018	Dec. 31, 2018

United States	$24,047	$99,588	$123,635	$248	$123,883
Europe	4,239	-	4,239	-	4,239
Japan	630	-	630	-	630
Total goodwill	$28,916	$99,588	$128,504	$248	$128,752

As described in Note 5 – Business Combinations, the Company acquired RAPID in November 2017. The fair value of the consideration paid exceeded the fair value of the assets acquired and liabilities assumed, which resulted in goodwill in the United States of $99.6 million for the year ended December 31, 2017 and a related working capital adjustment of $0.2 million for the year ended December 31, 2018.

Intangible assets other than goodwill for the years ended December 31, 2018 and 2017 were as follows:

	Year Ended December 31, 2018			Year Ended December 31, 2017				Weighted Average Useful Life
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Useful Life (in years)	Remaining (in years)
Intangible Assets with finite lives:
Marketing assets	$930	$(434)	$496	$930	$(341)	$589	10.0	5.3
Non-compete agreement	270	(206)	64	270	(190)	80	2.0 - 5.0	4.0
Trade secrets	250	(233)	17	250	(183)	67	5.0	0.3
Trade names	1,080	(540)	540	1,080	-	1,080	2.0	1.0
Software technology	12,229	(997)	11,232	8,229	-	8,229	10.0	9.0
Customer relationships	10,070	(2,569)	7,501	10,070	(1,031)	9,039	6.0 - 9.0	4.8
Total intangible assets	$24,829	$(4,979)	$19,850	$20,829	$(1,745)	$19,084

Amortization expense for intangible assets for the years ended December 31, 2018, 2017 and 2016 was $3.2 million, $0.5 million and $0.7 million, respectively.

The Company acquired a software company in December 2017, which was accounted for as an asset acquisition and resulted in an $8.2 million software technology intangible asset for the year ended December 31, 2017. The acquisition did not meet the definition of a business under ASC 805. The asset acquisition included an additional $5.0 million in contingent consideration to be recognized and paid upon completion of certain milestones over a 24-month period. The completion of each milestone will result in additional value to the software technology intangible asset. We recognized $4.0 million of the contingent consideration for the year ended December 31, 2018. We did not recognize any of the contingent consideration for the year ended December 31, 2017 as the contingency was not resolved.

Estimated aggregated amortization expense based on the current carrying value of the amortizable intangible assets is as follows:

(in thousands)	Estimated Amortization Expense
2019	$3,451
2020	2,895
2021	2,895
2022	2,895
2023	2,691
Thereafter	5,023
Total estimated amortization expense	$19,850

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Note 7 – Fair Value Measurements

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

The Company’s cash equivalents measured at fair value as of December 31, 2018 and 2017, respectively, consist of money market mutual funds. The Company determines the fair value of these financial assets using Level 1 inputs.

The following tables summarizes financial assets as of December 31, 2018 and 2017 measured at fair value on a recurring basis:

	December 31, 2018			December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Financial Assets:
Cash and cash equivalents
Money market mutual funds	$8,943	$-	$-	$3,034	$-	$-
Total	$8,943	$-	$-	$3,034	$-	$-

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Note 8 – Marketable Securities

The Company invests in short-term and long-term agency, municipal, corporate and other debt securities. The securities are categorized as held-to-maturity and are recorded at amortized cost. Categorization as held-to-maturity is based on the Company’s ability and intent to hold these securities to maturity. Information regarding the Company’s short-term and long-term marketable securities as of December 31, 2018 and 2017 is as follows:

	December 31, 2018
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government agency securities	$16,843	$-	$(88)	$16,755
Corporate debt securities	31,769	-	(96)	31,673
U.S. municipal securities	17,509	1	(33)	17,477
Certificates of deposit/time deposits	4,208	-	(25)	4,183
Total marketable securities	$70,329	$1	$(242)	$70,088

	December 31, 2017
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government agency securities	$32,320	$-	$(199)	$32,121
Corporate debt securities	29,806	-	(128)	29,678
U.S. municipal securities	28,364	-	(104)	28,260
Certificates of deposit/time deposits	3,968	-	(32)	3,936
Total marketable securities	$94,458	$-	$(463)	$93,995

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

Proto Labs, Inc.

Notes to Consolidated Financial Statements

The December 31, 2018 balance of held-to-maturity debt securities by contractual maturity is shown in the following table at amortized cost. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

December 31,
(in thousands)	2018

Due in one year or less	$46,750
Due after one year through five years	23,579
Total marketable securities	$70,329

Note 9 – Property and Equipment

Property and equipment consists of the following:

	December 31,
(in thousands)	2018	2017

Land	$10,566	$8,910
Buildings and improvements	72,819	49,921
Machinery and equipment	185,416	148,535
Computer hardware and software	22,323	17,634
Leasehold improvements	7,330	6,634
Construction in progress	25,279	8,988
Total	323,733	240,622
Accumulated depreciation and amortization	(95,732)	(74,182)
Property and equipment, net	$228,001	$166,440

 Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $23.5 million, $18.0 million and $16.8 million, respectively.

Note 10 – Inventory

Inventory consists primarily of raw materials, which are recorded at the lower of cost or market using the average-cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.

The Company’s inventory consists of the following:

	December 31,
(in thousands)	2018	2017

Raw materials	$9,560	$9,767
Work in process	792	1,998
Total inventory	10,352	11,765
Allowance for obsolescence	(265)	(494)
Inventory, net of allowance	$10,087	$11,271

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Note 11 – Financing Obligations

The Company’s debt consists of the following:

	December 31,
(in thousands)	2018	2017

Revolving Credit Facility, with interest rates from 2.50% to 2.59%, due at maturity in November 2019	$-	$5,000
Total Financing Obligations	$-	$5,000

The Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as lender on November 27, 2017. The Credit Agreement provides the Company with a committed $30.0 million unsecured revolving credit facility (the “Facility”), which includes a $5.0 million letter of credit sub-facility. The commitments under the Facility will expire on November 30, 2019, and any loans outstanding on such date will mature and be payable on such date. The Company’s obligations under the Credit Agreement are guaranteed by the Company’s domestic subsidiaries. Loans under the Facility bear interest at a rate per annum equal to, at the election of the Company, either (i) a fluctuating rate per annum equal to daily one month LIBOR plus 1%, or (ii) a fixed rate per annum equal to LIBOR for an interest period of one, two or six months (as designated by the Company) plus 1%. In addition, the Company will pay a commitment fee on the average daily unused amount of the Facility at a rate per annum equal to 0.15%.

Note 12 – Employee Benefit Plans

The Company maintains a 401(k) retirement plan that covers employees in the United States. Under the plan, a full-time or regular part-time (over 20 hours/week) employee becomes a participant after completing three months of employment. Employees may elect to contribute up to 50 percent of regular gross pay, subject to federal law limits on the dollar amount that participants may contribute to the plan, each calendar year. The Company matches part of the employee contributions and may make a discretionary contribution to the plan. Total employer contributions were approximately $2.7 million, $1.9 million and $1.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company also sponsors a defined contribution retirement plan that covers the employees in the United Kingdom. Total employer contributions were approximately $0.3 million, $0.3 million and $0.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 13 – Stock-Based Compensation

The Company has two equity incentive plans: the 2000 Stock Option Plan (2000 Plan) and the 2012 Long-Term Incentive Plan (2012 Plan). Upon the adoption of the 2012 Plan on February 21, 2012, all shares that were reserved but not issued under the 2000 Plan were assumed by the 2012 Plan. No additional awards will be issued under the 2000 Plan. Under the 2012 Plan, the Company has the ability to grant stock options, stock appreciation rights (SARs), restricted stock, performance stock, stock units, other stock-based awards and cash incentive awards. Awards under the 2012 Plan have a maximum term of ten years from the date of grant. The compensation committee of the board of directors may provide that the vesting or payment of any award will be subject to the attainment of specified performance measures in addition to the satisfaction of any continued service requirements, and the compensation committee will determine whether such measures have been achieved. The per share exercise price of stock options and SARs granted under the 2012 Plan generally may not be less than the fair market value of a share of our common stock on the date of the grant. Restricted stock is valued at fair market value on the date of grant.

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

Employees purchased 33,562 and 41,307 shares of common stock under the ESPP at an average exercise price of $85.61 and $48.91 during 2018 and 2017, respectively. As of December 31, 2018, 1,210,445 shares remained available for future issuance under the ESPP.

The Company determines its stock-based compensation in accordance with ASC 718, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors based on fair value.

Determining the appropriate fair value model and calculating the fair value of stock option grants requires the input of subjective assumptions. The Company uses the Black-Scholes option pricing model to value its stock option awards. Stock-based compensation expense is calculated using the Company’s best estimates, which involve inherent uncertainties and the application of management’s judgment. Significant estimates include its expected term and stock price volatility.

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

The following table summarizes stock-based compensation expense for the years ended December 31, 2018, 2017 and 2016, respectively:

	Year Ended December 31,
(in thousands)	2018	2017	2016

Stock options and other	$10,113	$7,954	$6,177
Employee stock purchase plan	815	604	598
Total stock-based compensation expense	$10,928	$8,558	$6,775

Cost of revenue	$1,543	$970	$691
Operating expenses:
Marketing and sales	1,942	1,429	977
Research and development	1,517	1,091	1,396
General and administrative	5,926	5,068	3,711
Total stock-based compensation expense	$10,928	$8,558	$6,775

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Stock Options

The following table provides the assumptions used in the Black-Scholes option pricing model for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016

Risk-free interest rate	2.52 - 3.07%	2.24 - 2.36%	1.53 - 2.68%
Expected life (years)	6.25	6.50	6.50
Expected volatility	41.68 - 42.22%	42.68 - 44.68%	44.38 - 45.93%
Expected dividend yield	0%	0%	0%
Weighted average grant date fair value	$50.08	$32.26	$26.61

The following table summarizes stock option activity and the weighted average exercise price for the years ended December 31, 2018, 2017 and 2016:

		Weighted-
		Average
	Stock Options	Exercise Price

Options outstanding at January 1, 2016	766,042	$36.52
Granted	117,480	57.99
Exercised	(226,164)	16.65
Cancelled	(87,719)	61.41
Options outstanding at December 31, 2016	569,639	45.00
Granted	60,100	69.06
Exercised	(187,313)	35.93
Cancelled	(43,371)	61.02
Options outstanding at December 31, 2017	399,055	51.13
Granted	36,600	110.59
Exercised	(155,765)	38.92
Cancelled	(27,274)	74.35
Options outstanding at December 31, 2018	252,616	$64.71

Exercisable at December 31, 2018	125,925	$53.02

The outstanding options have a term of 10 years. For employees, options that have been granted become exercisable ratably over the vesting period, which is generally a four- or five-year period, beginning on the first anniversary of the grant date, subject to the employee’s continuing service to the Company. For directors, options generally become exercisable in full on the first anniversary of the grant date.

The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016, was $13.0 million, $7.0 million and $11.1 million, respectively. The aggregate intrinsic value represents the cumulative difference between the fair market value of the underlying common stock and the option exercise prices.

For options outstanding at December 31, 2018, the weighted-average remaining contractual term was 5.7 years and the aggregate intrinsic value was $12.2 million. For options exercisable at December 31, 2018, the weighted-average remaining contractual term was 3.5 years and the aggregate intrinsic value was $7.5 million. Refer to the table below for additional information.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

The following table summarizes information about stock options outstanding at December 31, 2018:

	Options Outstanding, Vested and Expected to Vest			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)

$3.67 to $31.43	30,972	2.95	24.59	30,972	24.59
$31.44 to $66.87	133,492	5.36	58.52	69,210	58.78
$66.88 to $96.20	51,894	5.55	72.49	25,743	71.73
$96.21 to $123.10	36,258	9.23	110.59	0	0.00

The fair value of share-based payment transactions is recognized in the consolidated statements of comprehensive income. As of December 31, 2018, there was $3.3 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 2.8 years. The total fair value of options vested was $1.5 million, $2.8 million and $3.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Restricted Stock

The 2012 Plan provides for the award of restricted stock or restricted stock units. Restricted stock awards are share settled and restrictions lapse ratably over the vesting period, which is generally a four- or five-year period, beginning on the first anniversary of the grant date, subject to the employee’s continuing service to the Company. For directors, restrictions generally lapse in full on the first anniversary of the grant date.

The following table summarizes restricted stock activity for the years ended December 31, 2018, 2017 and 2016:

		Weighted-
		Average
		Grant Date
	Restricted	Fair Value
	Stock Awards	Per Share

Restricted stock at January 1, 2016	124,393	$68.97
Granted	161,555	59.37
Restrictions lapsed	(41,415)	67.78
Forfeited	(29,428)	63.23
Restricted stock at December 31, 2016	215,105	62.78
Granted	210,744	63.70
Restrictions lapsed	(60,102)	63.60
Forfeited	(30,916)	61.99
Restricted stock at December 31, 2017	334,831	63.29
Granted	106,855	115.41
Restrictions lapsed	(86,191)	63.64
Forfeited	(31,574)	68.67
Restricted stock at December 31, 2018	323,921	$79.85

Proto Labs, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2018, there was $20.7 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 3.1 years.

Performance Stock

Performance Stock Units (PSUs) are expressed in terms of a target number of PSUs, with anywhere between 0 percent and 150 percent of that target number capable of being earned and vesting at the end of a three-year performance period depending on the Company’s performance in the final year of the performance period and the award recipient’s continued employment.

The following table summarizes performance stock activity for the years ended December 31, 2018, 2017 and 2016:

Weighted-
Average
Grant Date
	Performance	Fair Value
	Stock Awards	Per Share

Performance stock at January 1, 2016	-	$-
Granted	-	-
Restrictions lapsed	-	-
Forfeited	-	-
Performance stock at December 31, 2016	-	-
Granted	25,707	58.35
Restrictions lapsed	-	-
Forfeited	-	-
Performance stock at December 31, 2017	25,707	58.35
Granted	20,006	105.75
Restrictions lapsed	-	-
Performance assumption change	6,427	58.35
Forfeited	-	-
Performance stock at December 31, 2018	52,140	$76.54

As of December 31, 2018, there was $2.2 million of unrecognized compensation expense related to non-vested performance stock, which is expected to be recognized over a weighted-average period of 1.8 years.

Employee Stock Purchase Plan

The following table presents the assumptions used to estimate the fair value of the ESPP during the years ended December 31, 2018, 2017 and 2016:

	Year ended December 31,
	2018	2017	2016

Risk-free interest rate	2.06 - 2.33%	0.97 - 1.48%	0.56 - 0.59%
Expected life (months)	6.00	6.00	6.00
Expected volatility	31.50 - 37.36%	24.49 - 34.51%	39.51 - 49.13%
Expected dividend yield	0%	0%	0%

 Note 14 – Commitments

The Company leases property from third parties. The Company leases three of its U.S. facilities with terms expiring at various times from 2019 to 2022. The Company also leases office space in the United Kingdom, France, Germany, Sweden and Italy with terms expiring at various times from 2019 to 2025. The Company leases an office and manufacturing space in Japan, and the initial term expires in April 2023. The Company also leases manufacturing space in Germany with terms expiring at various times from 2019 to 2028.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Future minimum commitments under non-cancelable leases at December 31, 2018, are as follows:

Operating Leases
(in thousands)
Years Ending December 31,
2019	$3,411
2020	2,612
2021	2,266
2022	2,211
2023	975
After 2023	2,142
Total future minimum lease payments	$13,617

Rental expense was approximately $4.2 million, $3.0 million and $3.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 15 – Accumulated Other Comprehensive Loss

Other comprehensive loss is comprised entirely of foreign currency translation adjustments. The following table presents the changes in accumulated other comprehensive loss balances for the years ending December 31, 2018, 2017 and 2016, respectively:

	Year Ended December 31,
(in thousands)	2018	2017	2016

Foreign currency translation adjustments
Balance at beginning of period	$(5,234)	$(10,753)	$(5,212)
Other comprehensive (loss) income before reclassifications	(3,258)	5,519	(5,541)
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-
Net current-period other comprehensive (loss) income	(3,258)	5,519	(5,541)
Balance at end of period	$(8,492)	$(5,234)	$(10,753)

Note 16 – Income Taxes

The Company is subject to income tax in multiple jurisdictions and the use of estimates is required to determine the provision for income taxes. For the years ended December 31, 2018, 2017 and 2016, the Company recorded an income tax provision of $15.1 million, $22.7 million and $21.5 million, respectively. The effective income tax rate for the years ended December 31, 2018, 2017 and 2016 was 16.4 percent, 30.4 percent and 33.4 percent, respectively.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

The effective tax rate decreased by 14.0% for the year ended December 31, 2018 when compared to 2017 primarily due to the impact of the Tax Cuts and Jobs Act (the “ Act”), which was enacted on December 22, 2017. The Act reduced the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The reduction to the U.S. tax rate results in revaluing deferred tax liabilities. At December 31, 2017, the Company had not completed its accounting for the tax effects of the enactment of the Act. However, the Company made a reasonable estimate on the effects of the transition tax and recognized a provisional amount of $2.4 million which was included as a component of income tax expense from continuing operations.  The Company was also required to revalue its deferred tax liabilities to reflect the new U.S. federal corporate income tax rate from the Act which resulted in the recognition of an estimated tax benefit of $4.2 million in 2017.  At December 31, 2018, the Company completed its accounting for the tax effects of the enactment of the Act. As a result, the Company recorded a tax benefit of $0.7 million for the final accounting for the transition tax and a tax benefit of $0.5 million resulting from the completion of the accounting related to the revaluation of its net deferred tax liabilities utilizing the new U.S. federal corporate income tax rate. The impact of the tax effects for the enactment of the Act was a tax benefit of $3.0 million. The foreign tax effects of the transition tax was based on our total post-1986 earnings and profits that we previously deferred from U.S. income taxes. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax or any additional outside basis difference inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations.

The provision for income taxes is based on income before income taxes reported for financial statement purposes. The components of income before income taxes are as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016

Domestic	$81,893	$69,929	$59,232
Foreign	9,762	4,506	4,989
Total	$91,655	$74,435	$64,221

Significant components of the provision for income taxes for the following periods are as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016

Current:
Federal	$(782)	$17,808	$15,119
State	2,078	1,367	1,091
Foreign	1,810	2,215	2,439
Deferred
Federal	11,325	865	2,758
State	538	193	75
Foreign	(430)	(1,918)	(1,960)
Valuation Allowance	528	2,127	1,992
Total	$15,067	$22,657	$21,514

A reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2018	2017	2016

Federal tax statutory rate	21.0%	35.0%	35.0%
State tax (net of federal benefit)	2.0	1.7	0.6
Share based compensation	(2.8)	(0.8)	-
Valuation allowance against deferred tax assets	0.7	2.9	3.1
Research and development credit	(2.5)	(2.2)	(2.2)
Foreign rate differential	(0.1)	(1.9)	(2.8)
Tax reserves	(0.1)	0.9	1.4
Domestic manufacturing deduction	-	(2.5)	(1.8)
Other	(0.5)	(0.2)	0.1
Transition tax	(0.8)	3.2	-
Revaluation of deferred tax liability	(0.5)	(5.7)	0.0
Total	16.4%	30.4%	33.4%

Significant components of deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2018	2017

Deferred tax assets:
Accrued expenses	$931	$756
Stock options, restricted stock and other	2,908	2,309
Intangible assets	748	429
Inventories	154	220
Other assets	666	625
Net operating loss	6,605	6,374
Less valuation allowance	(6,900)	(6,633)
Total deferred tax assets	5,112	4,080
Deferred tax liabilities:
Depreciation	(21,788)	(9,528)
Goodwill	(3,486)	(1,518)
Total deferred tax liabilities	(25,274)	(11,046)
Net deferred tax liability	$(20,162)	$(6,966)

The Company has recorded no U.S. deferred taxes related to the undistributed earnings of its non-U.S. subsidiaries as of December 31, 2018. Such amounts are intended to be reinvested outside of the United States indefinitely. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings. As of December 31, 2018, the Company had accumulated undistributed earnings in non-U.S. subsidiaries of $6.8 million.

As of December 31, 2018, the Company had estimated net operating loss carry forwards of $22.5 million for tax purposes. The net operating losses relate to operations in Japan and Germany. Japan losses can be carried forward for up to ten years but are limited to 50 percent of taxable income. Germany net operating losses may be carried forward without any time limitations but are limited to €1 million, plus 50 percent of taxable income exceeding €1 million. The remaining Japan net operating losses begin to expire at various dates between 2019 and 2026. The Company’s Japan operations are taxed both by local authorities and in the U.S.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

The Company establishes valuation allowances for deferred tax assets when, after consideration of all positive and negative evidence, it is considered more-likely-than-not that a portion of the deferred tax assets will not be realized. The Company's valuation allowances of $6.9 million and $6.6 million at December 31, 2018 and 2017, respectively, reduce the carrying value of deferred tax assets associated with certain net operating loss carry forwards and other assets with insufficient positive evidence for recognition. The increase in the valuation allowance is primarily attributable to fluctuations in foreign currency and the net operating losses incurred in Germany in 2018.

The Company files a U.S. federal income tax return and income tax returns in various states and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state, or foreign income tax examinations by tax authorities for years before 2015.

The Company has liabilities related to unrecognized tax benefits totaling $4.1 million and $4.2 million at December 31, 2018 and 2017, respectively, that if recognized would result in a reduction of the Company’s effective tax rate. The liabilities are classified as other long-term liabilities in the accompanying consolidated balance sheets. The Company does not anticipate that total unrecognized tax benefits will materially change in the next twelve months. The Company recognizes interest and penalties related to income tax matters in income tax expense and reports the liability in current or long-term income taxes payable as appropriate. Interest and penalties were immaterial for each of the years ended December 31, 2018, 2017 and 2016.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2018	2017

Balance at beginning of period	$4,233	$3,796
Additions for tax positions of current year	593	831
Additions for tax positions of prior years	309	48
Decrease related to expiration of statutes of limitations	(1,039)	(442)
Balance at period end	$4,096	$4,233

Note 17 – Litigation

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

Note 18 – Segment Reporting

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

Revenue in the United States is derived from Injection Molding, CNC Machining, 3D Printing and Sheet Metal product lines. Revenue in Europe is derived from Injection Molding, CNC Machining, and 3D Printing product lines. Revenue in Japan is derived from Injection Molding and CNC Machining product lines. Injection Molding revenue consists of sales of custom injection molds and injection-molded parts. CNC Machining revenue consists of sales of CNC-machined and lathe-turned customer parts. 3D Printing revenue consists of sales of 3D-printed parts. Sheet Metal revenue consists of sales of fabricated sheet metal parts.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

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

Revenue and income from operations by reportable segment are as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Revenue:
United States	$350,535	$263,086	$223,930
Europe	80,889	70,154	63,365
Japan	14,172	11,250	10,760
Total revenue	$445,596	$344,490	$298,055

	Year Ended December 31,
(in thousands)	2018	2017	2016
Income from Operations:
United States	$120,641	$103,136	$89,308
Europe	16,804	12,846	11,657
Corporate Unallocated and Japan	(48,547)	(43,756)	(39,198)
Total income from operations	$88,898	$72,226	$61,767

Total long-lived assets, expenditures for additions to long-lived assets and depreciation and amortization expense are as follows:

	December 31,	December 31,	December 31,
(in thousands)	2018	2017	2016
Long-lived assets:
United States	$185,979	$125,308	$108,650
Europe	34,577	33,691	23,199
Japan	7,445	7,441	7,625
Total long-lived assets	$228,001	$166,440	$139,474

	Year Ended December 31,
(in thousands)	2018	2017	2016
Expenditures for additions to long-lived assets:
United States	$78,762	$20,370	$21,190
Europe	7,576	11,704	5,954
Japan	766	561	6,472
Total expenditures for additions to long-lived assets	$87,104	$32,635	$33,616

Proto Labs, Inc.

Notes to Consolidated Financial Statements

	Year Ended December 31,
(in thousands)	2018	2017	2016
Depreciation and Amortization:
United States	$21,117	$13,267	$12,533
Europe	4,679	4,174	3,386
Japan	958	1,033	1,566
Total depreciation and amortization	$26,754	$18,474	$17,485

Note 19 – Subsequent Events

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 framework). Based on the assessment, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting is effective. The Company’s registered public accounting firm’s attestation report on the Company’s internal control over financial reporting is provided in Part II, Item 8 of this Annual Report on Form 10-K.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item with respect to Item 401 relating to executive officers is contained in Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant” and with respect to other information relating to our directors will be set forth in our 2019 Proxy Statement under the caption “Proposal 1 — Election of Directors,” which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

The information required by this item under Item 405 of Regulation S-K is incorporated herein by reference to the section titled “Corporate Governance — Section 16(a) Beneficial Ownership Reporting Compliance” of our 2019 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The information required by this item under Items 407 (c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference to the section titled “Corporate Governance” of our 2015 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Item 11. Executive Compensation

Information related to this item is incorporated herein by reference to the sections titled “Compensation Discussion and Analysis,” “Corporate Governance — Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” of our 2019 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information related to security ownership required by this item is incorporated herein by reference to the section titled “Security Ownership of Certain Beneficial Owners and Management” of our 2019 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. Information related to our equity compensation plans required by this item is incorporated herein by reference to the section titled “Compensation Discussion and Analysis – Information Regarding Equity-Based Compensation Plans” of our 2019 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference to the sections titled “Corporate Governance — Certain Relationships and Related Party Transactions,” and “Corporate Governance — Director Independence” of our 2019 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference to the section titled “Fees Paid to Independent Registered Public Accounting Firm” of our 2019 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Proto Labs, Inc.

Date: February 22, 2019	/s/ Victoria M. Holt
Victoria M. Holt
President and Chief Executive Officer (Principal Executive Officer)

Date: February 22, 2019	/s/ John A. Way
John A. Way
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: February 22, 2019	/s/ Victoria M. Holt
Victoria M. Holt
President and Chief Executive Officer and Director (Principal Executive Officer)

Date: February 22, 2019	/s/ John A. Way
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

Date: February 22, 2019	/s/ Victoria M. Holt
Victoria M. Holt
President and Chief Executive Officer (Principal Executive Officer)

Exhibit Number	Description of Exhibit
2.1(29)

Membership Interest Purchase Agreement, dated November 16, 2017, by and among Proto Labs, Inc., Rapid Manufacturing Group, LLC and the members listed therein. (Certain schedules and exhibits have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.)

3.1(1)	Third Amended and Restated Articles of Incorporation of Proto Labs, Inc.
3.2(27)	Articles of Amendment to Third Amended and Restated Articles of Incorporation of Proto Labs, Inc. dated May 20, 2015
3.3(2)	Second Amended and Restated By-Laws of Proto Labs, Inc, as amended through November 8, 2016.
4.1(3)	Form of certificate representing common shares of Proto Labs, Inc.
10.1(4)#	2012 Long-Term Incentive Plan, as amended as of August 5, 2015
10.2(5)#	Form of Incentive Stock Option Agreement under 2012 Long-Term Incentive Plan
10.3(6)#	Form of Non-Statutory Stock Option Agreement (Directors) under 2012 Long-Term Incentive Plan
10.4(7)#	Form of Non-Statutory Stock Option Agreement (U.S. Employees) under 2012 Long-Term Incentive Plan
10.5(8)#	Form of Non-Statutory Stock Option Agreement (U.K. Employees) under 2012 Long-Term Incentive Plan
10.6(9)#	Employee Stock Purchase Plan
10.7(10)	Stock Subscription Warrant issued to John B. Tumelty
10.8(11)#	2000 Stock Option Plan, as amended
10.9(12)#	Form of Incentive Stock Option Agreement under 2000 Stock Option Plan
10.10(13)#	Form of Non-Statutory Stock Option Agreement (Directors) under 2000 Stock Option Plan
10.11(14)#	Form of Non-Statutory Stock Option Agreement (U.S. Employees) under 2000 Stock Option Plan
10.12(15)#	Form of Non-Statutory Stock Option Agreement (U.S. Employees) under 2000 Stock Option Plan
10.13(16)#	Form of Non-Statutory Stock Option Agreement (U.K. Employees) under 2000 Stock Option Plan
10.14(17)#	Amended and Restated Credit Agreement, dated as of September 30, 2011, between Proto Labs, Inc. and Wells Fargo Bank, N.A.
10.15(18)#	Credit Agreement, dated November 27, 2017, by and among Proto Labs and Wells Fargo Bank, National Association
10.16(19)#	Form of U.S. Severance Agreement
10.17(20)#	Form of UK Severance Agreement
10.18(21)#	Executive Employment Agreement, dated February 6, 2014, by and between Proto Labs, Inc. and Victoria M. Holt
10.19(22)#	Form of Restricted Stock Agreement under 2012 Long-Term Incentive Plan for the initial grant to Victoria M. Holt
10.20(23)#	Form of Restricted Stock Unit Agreement under 2012 Long-Term Incentive Plan (U.S. Employees)
10.21(24)#	Form of Restricted Stock Unit Agreement under 2012 Long-Term Incentive Plan (U.K. Employees)
10.22(25)#	Form of Restricted Stock Unit Agreement under 2012 Long-Term Incentive Plan (Directors)
10.23(26)#	Severance Agreement, dated December 18, 2014, by and between Proto Labs, Inc. and John A. Way
10.24(28)#	Form of Performance Stock Unit Agreement under 2012 Long-Term Incentive Plan
10.25(30)#	Form of Deferred Stock Unit Agreement under 2012 Long-Term Incentive Plan
21.1	Subsidiaries of Proto Labs, Inc.
23.1	Consent of Ernst & Young LLP
24.1	Powers of Attorney
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the Commission on November 8, 2016.
(3)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed with the Commission on November 3, 2015.
(5)	Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(6)	Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(7)	Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(8)	Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(9)	Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(10)	Incorporated by reference to Exhibit 99.7 to the Company’s Registration Statement on Form S-8 (File No. 333-179651), filed with the Commission on February 23, 2012.
(11)	Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(12)	Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(13)	Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(14)	Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(15)	Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(16)	Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(17)	Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on October 26, 2011.
(18)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the Commission on December 1, 2017.
(19)	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K, filed with the Commission on March 1, 2013.
(20)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed with the Commission on May 8, 2013.
(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the Commission on February 6, 2014.
(22)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed with the Commission on February 6, 2014.
(23)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the Commission on February 12, 2014.
(24)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed with the Commission on February 12, 2014.
(25)	Incorporated by reference to Exhibit 99.6 to the Company's Registration Statement on Form S-8 (file No. 333-194272), filed with the Commission on March 3, 2014.
(26)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the Commission on December 19, 2014.
(27)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the Commission on May 21, 2015.
(28)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the Commission on February 17, 2017.
(29)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed with the Commission on November 21, 2017.
(30)	Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, filed with the Commission on August 1, 2018.

#	Indicates management contract or compensatory plan or arrangement.

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