Form 10-Q
period 2019-03-31
Proto Labs Inc
filed 2019-04-30
CIK 1443669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,848,544 shares of Common Stock, par value $0.001 per share, were outstanding at April 25, 2019.

Proto Labs, Inc.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Proto Labs, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$85,350	$85,046
Short-term marketable securities	35,045	46,750
Accounts receivable, net of allowance for doubtful accounts of $939 and $919 as of March 31, 2019 and December 31, 2018, respectively	61,535	59,155
Inventory	9,356	10,087
Prepaid expenses and other current assets	8,613	8,567
Income taxes receivable	2,852	5,757
Total current assets	202,751	215,362
Property and equipment, net	234,211	228,001
Goodwill	128,752	128,752
Other intangible assets, net	18,979	19,850
Long-term marketable securities	18,262	23,579
Operating lease assets	11,965	-
Other long-term assets	3,676	3,441
Total assets	$618,596	$618,985

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$16,672	$17,411
Accrued compensation	10,129	18,130
Accrued liabilities and other	11,027	16,702
Current operating lease liabilities	3,021	-
Income taxes payable	594	491
Total current liabilities	41,443	52,734
Long-term operating lease liabilities	9,107	-
Long-term deferred tax liabilities	20,549	20,162
Other long-term liabilities	4,702	4,592
Total liabilities	75,801	77,488

Shareholders' equity
Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding 0 shares as of each of March 31, 2019 and December 31, 2018	-	-
Common stock, $0.001 par value, authorized 150,000,000 shares; issued and outstanding 26,846,981 and 26,984,747 shares as of March 31, 2019 and December 31, 2018, respectively	27	27
Additional paid-in capital	259,611	258,502
Retained earnings	291,173	291,460
Accumulated other comprehensive loss	(8,016)	(8,492)
Total shareholders' equity	542,795	541,497
Total liabilities and shareholders' equity	$618,596	$618,985

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Comprehensive Income
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

Statements of Operations:
Revenue	$113,452	$107,745
Cost of revenue	54,592	49,837
Gross profit	58,860	57,908
Operating expenses
Marketing and sales	18,577	16,572
Research and development	8,013	6,665
General and administrative	12,822	12,943
Total operating expenses	39,412	36,180
Income from operations	19,448	21,728
Other income, net	213	178
Income before income taxes	19,661	21,906
Provision for income taxes	4,150	3,855
Net income	$15,511	$18,051

Net income per share:
Basic	$0.58	$0.67
Diluted	$0.57	$0.66

Shares used to compute net income per share:
Basic	26,963,366	26,879,388
Diluted	27,177,039	27,197,099

Comprehensive Income (net of tax)
Comprehensive income	$15,987	$20,444

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Shareholders' Equity
(In thousands, except share amounts)

	Common Stock		Additional		Accumulated Other
			Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

Balance at January 1, 2019	26,984,747	$27	$258,502	$291,460	$(8,492)	$541,497
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	19,950	-	(420)	-	-	(420)
Stock-based compensation expense	-	-	3,040	-	-	3,040
Repurchases of common stock	(157,716)	-	(1,511)	(15,798)	-	(17,309)
Net income	-	-	-	15,511	-	15,511
Other comprehensive income
Foreign currency translation adjustment	-	-	-	-	476	476
Comprehensive income						15,987
Balance at March 31, 2019	26,846,981	$27	$259,611	$291,173	$(8,016)	$542,795

	Common Stock		Additional		Accumulated Other
			Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

Balance at January 1, 2018	26,828,651	$27	$241,725	$224,697	$(5,234)	$461,215
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	102,895	-	2,250	-	-	2,250
Stock-based compensation expense	-	-	2,307	-	-	2,307
Repurchases of common stock	-	-	-	-	-	-
Revenue recognition transition adjustment	-	-	-	1,460	-	1,460
Net income	-	-	-	18,051	-	18,051
Other comprehensive income
Foreign currency translation adjustment	-	-	-	-	2,393	2,393
Comprehensive income						20,444
Balance at March 31, 2018	26,931,546	$27	$246,282	$244,208	$(2,841)	$487,676

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

Operating activities
Net income	$15,511	$18,051
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,439	6,259
Stock-based compensation expense	3,040	2,307
Deferred taxes	379	612
Amortization of held-to-maturity securities	16	163
Other	236	106
Changes in operating assets and liabilities:
Accounts receivable	(2,386)	(4,013)
Inventories	739	807
Prepaid expenses and other	(211)	(1,707)
Income taxes	3,006	2,387
Accounts payable	(805)	2,291
Accrued liabilities and other	(8,962)	(1,118)
Net cash provided by operating activities	18,002	26,145

Investing activities
Purchases of property, equipment and other capital assets	(12,735)	(25,513)
Cash used for acquisitions, net of cash acquired	-	(90)
Purchases of other assets and investments	(4,000)	-
Purchases of marketable securities	-	(3,389)
Proceeds from maturities of marketable securities	17,006	13,551
Net cash provided by (used in) investing activities	271	(15,441)

Financing activities
Payments on debt	-	(5,000)
Proceeds from exercises of stock options	174	2,880
Purchases of shares withheld for tax obligations	(594)	(628)
Repurchases of common stock	(17,309)	-
Net cash used in financing activities	(17,729)	(2,748)
Effect of exchange rate changes on cash and cash equivalents	(240)	432
Net increase in cash and cash equivalents	304	8,388
Cash and cash equivalents, beginning of period	85,046	36,707
Cash and cash equivalents, end of period	$85,350	$45,095

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

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. For further information, refer to the audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission (SEC) on February 22, 2019.

The accompanying Consolidated Balance Sheet as of December 31, 2018 was derived from the audited Consolidated Financial Statements but does not include all disclosures required by U.S. GAAP for a full set of financial statements. This Form 10-Q should be read in conjunction with the Company’s Consolidated Financial Statements and Notes included in the Annual Report on Form 10-K filed on February 22, 2019 as referenced above.

Note 2 – Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

During the first quarter of 2019, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-02, Leases (ASC 842), which introduces the balance sheet recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The Company has adopted the new lease standard using the new transition option issued under the amendments in ASU 2018-11, Leases, which allowed the Company to continue to apply the legacy guidance in Accounting Standards Codification (ASC) 840, Leases, in the comparative periods presented in the year of adoption. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. The Company made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. The Company will recognize those lease payments in the Consolidated Statements of Comprehensive Income on a straight-line basis over the lease term. The impact of the adoption was an increase to the Company’s operating lease assets and liabilities on January 1, 2019 of $13.1 million.

Recently Issued Accounting Pronouncements

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

The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended
	March 31,
(in thousands, except share and per share amounts)	2019	2018
Net income	$15,511	$18,051

Basic - weighted-average shares outstanding:	26,963,366	26,879,388
Effect of dilutive securities:
Employee stock options and other	213,673	317,711
Diluted - weighted-average shares outstanding:	27,177,039	27,197,099
Net income per share:
Basic	$0.58	$0.67
Diluted	$0.57	$0.66

Note 4 – Goodwill and Other Intangible Assets

There were no changes in the carrying amount of Goodwill during the three months ended March 31, 2019.

Intangible Assets other than goodwill at March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019			December 31, 2018			Useful	Weighted Average
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Life (in years)	Useful Life Remaining (in years)
Intangible Assets with finite lives:
Marketing assets	$930	$(457)	$473	$930	$(434)	$496	10.0	5.1
Non-compete agreement	270	(210)	60	270	(206)	64	2.0 - 5.0	3.8
Trade secrets	250	(246)	4	250	(233)	17	5.0	0.1
Trade names	1,080	(675)	405	1,080	(540)	540	2.0	0.8
Software technology	12,229	(1,309)	10,920	12,229	(997)	11,232	10.0	8.8
Customer relationships	10,070	(2,953)	7,117	10,070	(2,569)	7,501	6.0 - 9.0	4.6
Total intangible assets	$24,829	$(5,850)	$18,979	$24,829	$(4,979)	$19,850

Amortization expense for intangible assets was $0.9 million and $0.8 million for the three months ended March 31, 2019 and 2018, respectively.

Estimated aggregated amortization expense based on the current carrying value of the amortizable intangible assets is as follows:

(in thousands)	Estimated Amortization Expense
Remaining 2019	$2,580
2020	2,895
2021	2,895
2022	2,895
2023	2,691
Thereafter	5,023
Total estimated amortization expense	$18,979

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

The following table summarizes financial assets as of March 31, 2019 and December 31, 2018 measured at fair value on a recurring basis:

	March 31, 2019			December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents
Money market mutual fund	$9,155	$-	$-	$8,943	$-	$-
Total	$9,155	$-	$-	$8,943	$-	$-

Note 6 – Marketable Securities

The Company invests in short-term and long-term agency, municipal, corporate and other debt securities. The securities are categorized as held-to-maturity and are recorded at amortized cost. Categorization as held-to-maturity is based on the Company’s ability and intent to hold these securities to maturity. The following table summarizes information regarding the Company’s short-term and long-term marketable securities as of March 31, 2019 and December 31, 2018:

	March 31, 2019
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. municipal securities	$10,825	$7	$(6)	$10,826
Corporate debt securities	24,513	52	(27)	24,538
U.S. government agency securities	14,505	-	(40)	14,465
Certificates of deposit/time deposits	3,464	10	(10)	3,464
Total marketable securities	$53,307	$69	$(83)	$53,293

	December 31, 2018
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. municipal securities	$17,509	$1	$(33)	$17,477
Corporate debt securities	31,769	-	(96)	31,673
U.S. government agency securities	16,843	-	(88)	16,755
Certificates of deposit/time deposits	4,208	-	(25)	4,183
Total marketable securities	$70,329	$1	$(242)	$70,088

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

The March 31, 2019 balance of held-to-maturity debt securities by contractual maturity is shown in the following table at amortized cost. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

March 31,
(in thousands)	2019
Due in one year or less	$35,045
Due after one year through five years	18,262
Total marketable securities	$53,307

Note 7 – Inventory

Inventory consists primarily of raw materials, which are recorded at the lower of cost or market using the average-cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.

The Company’s inventory consisted of the following as of the dates indicated:

	March 31,	December 31,
(in thousands)	2019	2018
Raw materials	$9,132	$9,560
Work in process	412	792
Total inventory	9,544	10,352
Allowance for obsolescence	(188)	(265)
Inventory, net of allowance	$9,356	$10,087

Note 8 – Leases

The Company’s significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2018. Significant changes to the Company’s accounting policies as a result of adopting ASC 842 are discussed below.

The Company accounts for leases in accordance with ASC 842. The Company adopted the standard as of January 1, 2019, using the alternative transition method provided under ASC 842, which allowed the Company to initially apply the new lease standard at the adoption date (the "effective date method"). Under the effective date method, comparative periods are presented in accordance with ASC 840 and do not include any retrospective adjustments to reflect the adoption of ASC 842. The Company elected the package of practical expedients permitted under the transition guidance within the new standard. The Company did not elect the hindsight practical expedient. The Company recorded a net increase of $13.1 million to its operating lease assets and liabilities on January 1, 2019. The adoption did not result in a cumulative-effect adjustment to the opening balance of retained earnings. The adoption of ASC 842 did not have a material impact on the Company's consolidated statements of comprehensive income, shareholders' equity or cash flows as of the adoption date.

The Company has operating leases for office space, manufacturing facilities and certain company vehicles and equipment. The leases have remaining lease terms of one year to 10 years. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. As of March 31, 2019, the operating lease liability does not include any options to extend or terminate leases. The Company currently has no finance leases.

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease assets, current operating lease liabilities and long-term operating lease liabilities in the Consolidated Balance Sheets and are recognized based on the present value of lease payments over the lease term at commencement date. The majority of the Company’s leases do not provide an implicit rate of return, therefore, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease agreements that contain non-lease components, with the exception of certain real estate leases, are accounted for as a single lease component.

Supplemental balance sheet information related to leases was as follows:

(in thousands)	March 31, 2019
Operating lease assets	$11,965

Current operating lease liabilities	$3,021
Long-term operating lease liabilities	9,107
Total operating lease liabilities	$12,128

Lease expense is recognized on a straight line basis over the lease term, with variable payments recognized in the period those payments are incurred. The components of lease expense for the periods reported were as follows:

(in thousands)	Three Months Ended March 31, 2019
Operating lease cost	$1,070
Variable lease cost	239
Total lease cost	$1,309

Maturities of operating lease liabilities as of March 31, 2019 (in accordance with ASC 842) were as follows:

(in thousands)	Operating Leases
Year Ending December 31,
2019 (excluding three months ended March 31, 2019)	$2,706
2020	2,627
2021	2,307
2022	2,256
2023	1,028
After 2023	2,098
Total future minimum lease payments	13,022
Less interest	(894)
Present value of lease liabilities	$12,128

As of March 31, 2019, we have no operating leases that have not yet commenced.

Weighted average remaining lease term and discount rate was as follows:

March 31, 2019
Weighted Average Remaining Lease Term (Years)	5.38
Weighted Average Discount Rate	2.6%

Supplemental cash flow information related to leases was as follows:

(in thousands)	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows for operating leases	$1,197
Lease assets obtained in exchange for new operating lease liabilities	13,049

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

Stock-Based Compensation Expense

Stock-based compensation expense was $3.0 million and $2.3 million for the three months ended March 31, 2019 and 2018, respectively.

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2019:

		Weighted-
		Average
	Stock Options	Exercise Price
Options outstanding at December 31, 2018	252,616	$64.71
Granted	30,046	104.99
Exercised	(3,010)	57.85
Forfeited	(680)	96.20
Options outstanding at March 31, 2019	278,972	$69.04

Exercisable at March 31, 2019	157,602	$56.70

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

The weighted-average grant date fair value of options that were granted during the three months ended March 31, 2019 was $47.76.

The following table provides the assumptions used in the Black-Scholes pricing model valuation of options during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Risk-free interest rate	2.58%	2.52%
Expected life (years)	6.25	6.25
Expected volatility	42.74%	42.22%
Expected dividend yield	0%	0%

As of March 31, 2019, there was $4.3 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.0 years.

Restricted Stock

Restricted stock awards are share-settled awards and restrictions lapse ratably over the vesting period, which is generally a period from four to five years, beginning on the first anniversary of the grant date, subject to the employee's continuing service to the Company. For directors, restrictions generally lapse in full on the first anniversary of the grant date.

The following table summarizes restricted stock activity during the three months ended March 31, 2019:

		Weighted-
		Average
		Grant Date
	Restricted	Fair Value
	Stock	Per Share
Restricted stock at December 31, 2018	323,921	$79.85
Granted	27,476	105.03
Restrictions lapsed	(22,420)	71.40
Forfeited	(3,692)	108.51
Restricted stock at March 31, 2019	325,285	$82.35

As of March 31, 2019, there was $21.3 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 3.0 years.

Performance Stock

Performance stock units (PSUs) are expressed in terms of a target number of PSUs, with anywhere between 0 percent and 150 percent of that target number capable of being earned and vesting at the end of a three-year performance period depending on the Company’s performance in the final year of the performance period and the award recipient’s continued employment.

The following table summarizes performance stock activity during the three months ended March 31, 2019:

		Weighted-
		Average
		Grant Date
	Performance	Fair Value
	Stock	Per Share
Performance stock at December 31, 2018	52,140	$76.54
Granted	21,434	104.99
Restrictions lapsed	-	-
Performance change	-	-
Forfeited	-	-
Performance stock at March 31, 2019	73,574	$84.83

As of March 31, 2019, there was $4.0 million of unrecognized compensation expense related to non-vested performance stock, which is expected to be recognized over a weighted-average period of 2.3 years.

Employee Stock Purchase Plan

The following table presents the assumptions used to estimate the fair value of the ESPP during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Risk-free interest rate	2.33%	1.48%
Expected life (months)	6.00	6.00
Expected volatility	37.36%	24.49%
Expected dividend yield	0%	0%

Note 10 – Accumulated Other Comprehensive Loss

Other comprehensive income (loss) is comprised entirely of foreign currency translation adjustments. The following table presents the changes in accumulated other comprehensive income (loss) balances during the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Foreign currency translation adjustments
Balance at beginning of period	$(8,492)	$(5,234)
Other comprehensive income before reclassifications	476	2,393
Amounts reclassified from accumulated other comprehensive income	-	-
Net current-period other comprehensive income	476	2,393
Balance at end of period	$(8,016)	$(2,841)

Note 11 – Income Taxes

The Company is subject to income tax in multiple jurisdictions and the use of estimates is required to determine the provision for income taxes. For the three months ended March 31, 2019 and 2018, the Company recorded an income tax provision of $4.2 million and $3.9 million, respectively. The income tax provision is based on the estimated annual effective tax rate for the year applied to pre-tax income. The effective income tax rate for the three months ended March 31, 2019 was 21.1 percent compared to 17.6 percent in the same period of the prior year. The effective tax rate increased by 3.5 percent for the three months ended March 31, 2019 when compared to the same period in 2018 primarily due to a decrease for tax benefits from the vesting of restricted stock and exercise of stock options.

The effective income tax rate for the three months ended March 31, 2019 differs from the U.S. federal statutory rate of 21.0 percent due primarily to the mix of income earned in domestic and foreign tax jurisdictions and deductions for which the Company qualifies.

The Company had reserves against unrecognized tax benefits totaling $4.3 million and $4.1 million as of March 31, 2019 and December 31, 2018, respectively, all of which, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and penalties related to income tax matters in income tax expense, and reports the liability in current or long-term income taxes payable as appropriate.

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

Beginning in 2019, the Company's CODM made a decision to view certain research and development costs by geographic region. As a result, costs previously included in the Corporate Unallocated and Japan category have been included in the respective geographic regions.  All periods presented have been restated to reflect this change.

Revenue and income from operations by reportable segment for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Revenue:
United States	$87,811	$84,167
Europe	21,254	19,945
Japan	4,387	3,633
Total revenue	$113,452	$107,745

	Three Months Ended March 31,
(in thousands)	2019	2018
Income from Operations:
United States	$26,310	$28,843
Europe	4,221	3,361
Corporate Unallocated and Japan	(11,083)	(10,476)
Total Income from Operations	$19,448	$21,728

Total long-lived assets at March 31, 2019 and December 31, 2018 were as follows:

	March 31,	December 31,
(in thousands)	2019	2018
Total long-lived assets:
United States	$191,296	$185,979
Europe	35,465	34,577
Japan	7,450	7,445
Total Assets	$234,211	$228,001

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Injection Molding

Our Injection Molding product line uses our 3D CAD-to-CNC machining technology for the automated design and manufacture of molds, which are then used to produce custom plastic and liquid silicone rubber injection-molded parts and over-molded and insert-molded injection-molded parts on commercially available equipment. Our Injection Molding product line works best for on-demand production, bridge tooling, pilot runs and functional prototyping. Our affordable aluminum molds and quick turnaround times help reduce design risk and limit overall production costs for product developers and engineers. Prototype quantities typically range from 25 to 100 parts. Because we retain possession of the molds, customers who need short-run production often come back to Protolabs’ Injection Molding product line for additional quantities. They do so to support pilot production for product testing, while their tooling for high-volume production is being prepared, because they need on-demand manufacturing due to disruptions in their manufacturing process, because their product requires limited annual quantity or because they need end-of-life production support. In 2017, we launched an on-demand manufacturing injection molding product offering. This product offering utilizes our existing processes, but is designed to fulfill the needs of customers with on-going production needs, typically in annual volumes of less than 10,000 parts.

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

Key Financial Measures and Trends

Revenue

Our operations are comprised of three geographic operating segments in the United States, Europe and Japan. Revenue is derived from our Injection Molding, CNC Machining, 3D Printing and Sheet Metal product lines. Injection Molding revenue consists of sales of custom injection molds and injection-molded parts. CNC Machining revenue consists of sales of CNC-machined custom parts. 3D Printing revenue consists of sales of 3D-printed parts. Sheet Metal revenue consists of sales of fabricated sheet metal custom parts. Our historical and current efforts to increase revenue have been directed at expanding the breadth of our product offerings, gaining new customers and selling to our existing customer base by increasing marketing and selling activities, including:

●	expanding the breadth and scope of each of our product lines by adding more sizes and materials to our offerings;

●	the introduction of our 3D Printing product line through our acquisition of FineLine in 2014;

●	expanding 3D Printing to Europe through our acquisition of Alphaform in October 2015;

●	the introduction of our Sheet Metal product line through our acquisition of RAPID in 2017; and

●	continuously improving the usability of our product lines such as our web-centric applications.

During the three months ended March 31, 2019, we served 20,573 unique product developers and engineers who purchased our products through our web-based customer interface, an increase of 9.3% over the same period in 2018.

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

Provision for Income Taxes

Provision for income taxes is comprised of federal, state, local and foreign taxes based on pre-tax income. We expect income taxes to increase as our taxable income increases.

Results of Operations

The following table summarizes our results of operations and the related changes for the periods indicated. The results below are not necessarily indicative of the results for future periods.

	Three Months Ended March 31,				Change
(dollars in thousands)	2019		2018		$	%
Revenue	$113,452	100.0	$107,745	100.0%	$5,707	5.3
Cost of revenue	54,592	48.1	49,837	46.3	4,755	9.5
Gross profit	58,860	51.9	57,908	53.7	952	1.6
Operating expenses:
Marketing and sales	18,577	16.4	16,572	15.4	2,005	12.1
Research and development	8,013	7.1	6,665	6.2	1,348	20.2
General and administrative	12,822	11.3	12,943	12.0	(121)	(0.9)
Total operating expenses	39,412	34.8	36,180	33.6	3,232	8.9
Income from operations	19,448	17.1	21,728	20.2	(2,280)	(10.5)
Other income, net	213	0.2	178	0.2	35	19.7
Income before income taxes	19,661	17.3	21,906	20.4	(2,245)	(10.2)
Provision for income taxes	4,150	3.6	3,855	3.6	295	7.7
Net income	$15,511	13.7%	$18,051	16.8%	$(2,540)	(14.1)%

Stock-based compensation expense included in the statements of operations data above for the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Stock options and restricted stock	$2,779	$2,153
Employee stock purchase plan	261	154
Total stock-based compensation expense	$3,040	$2,307

Cost of revenue	$421	$287
Operating expenses:
Marketing and sales	549	377
Research and development	423	314
General and administrative	1,647	1,329
Total stock-based compensation expense	$3,040	$2,307

Comparison of Three Months Ended March 31, 2019 and 2018

Revenue

Revenue by reportable segment and the related changes for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019		2018		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
United States	$87,811	77.4%	$84,167	78.1%	$3,644	4.3%
Europe	21,254	18.7	19,945	18.5	1,309	6.6
Japan	4,387	3.9	3,633	3.4	754	20.8
Total revenue	$113,452	100.0%	$107,745	100.0%	$5,707	5.3%

Our revenue increased $5.7 million, or 5.3%, for the three months ended March 31, 2019 compared to the same period in 2018. By reportable segment, revenue in the United States increased $3.6 million, or 4.3%, for the three months ended March 31, 2019 compared to the same period in 2018. Revenue in Europe increased $1.3 million, or 6.6%, and revenue in Japan increased $0.8 million, or 20.8%, in each case for the three months ended March 31, 2019 compared to the same period in 2018.

Our revenue growth during the three months ended March 31, 2019 was the result of an increase in the volume of the product developers and engineers we served. During the three months ended March 31, 2019, we served 20,573 unique product developers and engineers, an increase of 9.3% over the same period in 2018.

Our revenue increases were primarily driven by increases in sales personnel and marketing activities. Our sales personnel focus on gaining new customer accounts and expanding the depth and breadth of existing customer accounts. Our marketing personnel focus on marketing activities that result in the greatest number of customer leads to support sales activity. International revenue was negatively impacted by $1.7 million during the three months ended March 31, 2019 compared to the same period in 2018 as a result of foreign currency movements, primarily the weakening of the British Pound and Euro relative to the United States Dollar.

Revenue by product line and the related changes for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019		2018		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Injection Molding	$55,311	48.8%	$51,343	47.7%	$3,968	7.7%
CNC Machining	37,872	33.4	36,731	34.1	1,141	3.1
3D Printing	14,480	12.8	12,325	11.4	2,155	17.5
Sheet Metal	5,025	4.4	6,241	5.8	(1,216)	(19.5)
Other Revenue	764	0.6	1,105	1.0	(341)	(30.9)
Total revenue	$113,452	100.0%	$107,745	100.0%	$5,707	5.3%

By product line, our revenue growth was driven by a 7.7% increase in Injection Molding revenue, a 3.1% increase in CNC Machining revenue, a 17.5% increase in 3D Printing revenue, which was partially offset by a 19.5% decrease in Sheet Metal and a 30.9% decrease in Other Revenue, in each case for the three months ended March 31, 2019 compared to the same period in 2018.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $4.8 million, or 9.5%, for the three months ended March 31, 2019 compared to the same period in 2018, which was faster than the rate of revenue increase of 5.3% for the three months ended March 31, 2019 compared to the same period in 2018. The increase in cost of revenue resulted from the growth of the business, and was due to raw material and production cost increases of $0.3 million, an increase in direct labor headcount resulting in personnel and related cost increases of $3.1 million and equipment and facility-related cost increases of $1.4 million to support increased sales volumes.

Gross Profit and Gross Margin. Gross profit increased from $57.9 million in the three months ended March 31, 2018 to $58.9 million in the three months ended March 31, 2019 primarily due to an increase in revenue. Gross margin decreased from 53.7% in the three months ended March 31, 2018 to 51.9% in the three months ended March 31, 2019 due to the timing and mix of revenue, with the RAPID acquisition and CNC facility relocation in the United States being the primary drivers of the reduction in gross margin.

Operating Expenses, Other Income, net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expenses increased $2.0 million, or 12.1%, during the three months ended March 31, 2019 compared to the same period in 2018 due primarily to an increase in headcount resulting in personnel and related cost increases of $1.5 million as well as marketing program cost increases of $0.5 million.

Research and Development. Our research and development expenses increased $1.3 million, or 20.2%, during the three months ended March 31, 2019 compared to the same period in 2018 due to an increase in headcount resulting in personnel and related cost increases of $1.2 million, as well as an increase in operating costs of $0.2 million, which were partially offset by a decrease in professional services costs of $0.1 million.

General and Administrative. Our general and administrative expenses decreased $0.1 million, or 0.9%, during the three months ended March 31, 2019 compared to the same period in 2018 due to personnel and related cost decreases of $0.4 million, decreases in professional services costs of $0.3 million and a decrease in amortization cost of $0.2 million, which were partially offset by stock based compensation cost increases of $0.3 million and administrative cost increases of $0.5 million.

Other Income, net. We recognized other income, net of $0.2 million for the three months ended March 31, 2019, which was consistent with other income, net of $0.2 million for the three months ended March 31, 2018. Other income, net for the three months ended March 31, 2019 primarily consisted of $0.6 million in interest income on investments, which was partially offset by a $0.4 million loss on foreign currency. Other income, net for the three months ended March 31, 2018 primarily consisted of $0.3 million in interest income on investments, which was partially offset by a $0.1 million loss on foreign currency.

Provision for Income Taxes. Our effective tax rate of 21.1% for the three months ended March 31, 2019 increased 3.5% compared to 17.6% for the same period in 2018. The increase in the effective tax rate is primarily due to a decrease for tax benefits from the vesting of restricted stock and exercise of stock options. Our income tax provision increased by $0.3 million to $4.2 million for the three months ended March 31, 2019 compared to our income tax provision of $3.9 million for the three months ended March 31, 2018.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Net cash provided by operating activities	$18,002	$26,145
Net cash provided by (used in) investing activities	271	(15,441)
Net cash used in financing activities	(17,729)	(2,748)
Effect of exchange rates on cash and cash equivalents	(240)	432
Net increase in cash and cash equivalents	$304	$8,388

Sources of Liquidity

Historically, we have primarily financed our operations and capital expenditures through cash flow from operations. We had cash and cash equivalents of $85.4 million as of March 31, 2019, an increase of $0.3 million from December 31, 2018. The increase in our cash was primarily due to cash generated through operations and proceeds from maturities of marketable securities, which were partially offset by investing activity and repurchases of common stock.

Cash Flows from Operating Activities

Cash flows from operating activities were $18.0 million during the three months ended March 31, 2019 and primarily consisted of net income of $15.5 million, adjusted for certain non-cash items, including depreciation and amortization of $7.4 million, stock-based compensation expense of $3.0 million and deferred taxes of $0.4 million, which were partially offset by changes in operating assets and liabilities and other items totaling $8.3 million. Cash flows from operating activities decreased $8.1 million during the three months ended March 31, 2019 compared to the same period in 2018, primarily due to decreases in net income of $2.5 million and changes in operating assets and liabilities of $7.3 million driven by timing of cash receipts and payments, including annual incentive payments, a decrease in deferred taxes of $0.2 million and a decrease in amortization of held-to-maturity securities of $0.1 million, which were partially offset by increases in depreciation and amortization of $1.2 million driven by an increase in capital investments, an increase in stock-based compensation expense of $0.7 million, and an increase in other adjustments of $0.1 million primarily due to changes in foreign currency.

Cash flows from operating activities were $26.1 million during the three months ended March 31, 2018 and primarily consisted of net income of $18.1 million, adjusted for certain non-cash items, including depreciation and amortization of $6.3 million, stock-based compensation expense of $2.3 million, deferred taxes of $0.6 million and amortization of held-to-maturity securities of $0.2 million.

Cash Flows from Investing Activities

Cash provided by investing activities was $0.3 million during the three months ended March 31, 2019, consisting of $17.0 million in proceeds from maturities of marketable securities, which were partially offset by $12.7 million for the purchases of property, equipment and other capital assets and $4.0 million for purchases of other assets and investments.

Cash used in investing activities was $15.4 million during the three months ended March 31, 2018, consisting of $25.5 million for the purchases of property, equipment and other capital assets and $3.4 million for the purchases of marketable securities, and $0.1 million in cash used for acquisitions, which were partially offset by $13.6 million in proceeds from maturities of marketable securities.

Cash Flows from Financing Activities

Cash used in financing activities was $17.7 million during the three months ended March 31, 2019, consisting of $17.3 million in repurchases of common stock and $0.6 million in purchases of shares withheld for tax obligations, which were partially offset by $0.2 million in proceeds from the exercise of stock options.

Cash used in financing activities was $2.7 million during the three months ended March 31, 2018, consisting of $5.0 million in payments on debt and $0.6 million in purchases of shares withheld for tax obligations, which was partially offset by $2.9 million in proceeds from the exercise of stock options.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Critical Accounting Policies and Use of Estimates

We have adopted various accounting policies to prepare the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Our significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. See Note 8 to the Consolidated Financial Statements appearing in Part I, Item 1 in this Quarterly Report on Form 10-Q for significant changes to the Company’s accounting policies as a result of adopting ASC 842.

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

We have not used forward contracts or currency borrowings to hedge our exposure to foreign currency risk. Foreign currency risk can be assessed by estimating the change in results of operations or financial position resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would generally not have a material impact on our financial position, but could have a material impact on our results of operations. We recognized foreign currency losses of $0.4 million and $0.1 million during the three months ended March 31, 2019 and 2018, respectively.

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

Item 1A. Risk Factors

Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K. Except as presented below, there have been no material changes from the risk factors described in our Form 10-K.

Political and economic uncertainty arising from the outcome of the United Kingdom’s referendum on its membership in the European Union could adversely affect our business and results of operations.

On June 23, 2016, the United Kingdom (UK) held a referendum in which voters approved a withdrawal from the European Union (EU), commonly referred to as “Brexit.”  The timing of the UK’s exit from the EU remains uncertain; the EU has extended the deadline for the UK to exit the EU until October 31, 2019. The terms of the withdrawal are subject to ongoing negotiation that has created significant uncertainty about the future relationship between the UK and the EU. It is possible that the level of economic activity in this region will be adversely impacted and that there will be increased regulatory and legal complexities, including those relating to tax, trade, security and employees. In addition, Brexit could lead to economic uncertainty, including significant volatility in global stock markets and currency exchange rates, which may adversely impact our business. To mitigate the potential impact of Brexit on the import and export of goods to and from the UK, the Company is establishing business processes with shipping entities, including obtaining Authorized Economic Operator certification. In addition, the Company is increasing inventory in the UK and EU in an effort to maintain inventory required to meet customer demand in the event of disruption in shipments. Although the specific terms and the timeframe of the negotiations are unknown, it is possible that these changes could adversely affect our business and results of operations.

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

The common stock repurchase does not obligate us to repurchase any dollar amount or number of shares. During the three months ended March 31, 2019, we repurchased 157,716 shares of our common stock at a total purchase price of $17.3 million under this program. Common stock repurchase activity through March 31, 2019 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)
January 1, 2019 through January 31, 2019	10,000	$104.98	10,000	$32,316
February 1, 2019 through February 28, 2019	90,100	$111.14	90,100	$22,302
March 1, 2019 through March 31, 2019	57,616	$108.31	57,616	$16,062
	157,716	$109.72	157,716	$16,062

(1) Effective February 9, 2017 the Board of Directors authorized the repurchase of shares of the Company’s common stock from time to time on the open market or in privately negotiated purchases, at an aggregate purchase price of up to $50 million. The term of the program runs through December 31, 2021.

Item 3. Defaults Upon Senior Securities

No matters to disclose.

Item 4. Mine Safety Disclosures

No matters to disclose.

Item 5. Other Information

No matters to disclose.

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit Number	Description of Exhibit
3.1(1)	Third Amended and Restated Articles of Incorporation of Proto Labs, Inc.
3.2(2)	Articles of Amendment to Third Amended and Restated Articles of Incorporation of Proto Labs, Inc. dated May 20, 2015
3.3(3)	Second Amended and Restated By-Laws of Proto Labs, Inc., as amended through November 8, 2016
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 001-35435), filed with the Commission on May 21, 2015, and incorporated by reference herein.
(3)	Previously filed as Exhibit 3.2 to the Company's Form 8-K (File No. 001-35435), filed with the Commission on November 8, 2016 and incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Proto Labs, Inc.

Date: April 30, 2019	/s/ Victoria M. Holt
Victoria M. Holt
President and Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2019	/s/ John A. Way
John A. Way
Chief Financial Officer (Principal Financial Officer)