Form 10-Q
period 2019-06-30
Proto Labs Inc
filed 2019-07-30
CIK 1443669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

or

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.001 Per Share	PRLB	New York Stock Exchange

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,882,097 shares of Common Stock, par value $0.001 per share, were outstanding at July 25, 2019.

Proto Labs, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Proto Labs, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$100,535	$85,046
Short-term marketable securities	35,867	46,750
Accounts receivable, net of allowance for doubtful accounts of $966 and $919 as of June 30, 2019 and December 31, 2018, respectively	62,548	59,155
Inventory	9,688	10,087
Prepaid expenses and other current assets	7,826	8,567
Income taxes receivable	2,852	5,757
Total current assets	219,316	215,362
Property and equipment, net	248,816	228,001
Goodwill	128,752	128,752
Other intangible assets, net	18,116	19,850
Long-term marketable securities	14,268	23,579
Operating lease assets	12,249	-
Other long-term assets	4,010	3,441
Total assets	$645,527	$618,985

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$21,230	$17,411
Accrued compensation	14,068	18,130
Accrued liabilities and other	10,422	16,702
Current operating lease liabilities	3,296	-
Income taxes payable	2,417	491
Total current liabilities	51,433	52,734
Long-term operating lease liabilities	9,218	-
Long-term deferred tax liabilities	21,745	20,162
Other long-term liabilities	5,018	4,592
Total liabilities	87,414	77,488

Shareholders' equity
Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding 0 shares as of each of June 30, 2019 and December 31, 2018	-	-
Common stock, $0.001 par value, authorized 150,000,000 shares; issued and outstanding 26,882,097 and 26,984,747 shares as of June 30, 2019 and December 31, 2018, respectively	27	27
Additional paid-in capital	262,952	258,502
Retained earnings	303,628	291,460
Accumulated other comprehensive loss	(8,494)	(8,492)
Total shareholders' equity	558,113	541,497
Total liabilities and shareholders' equity	$645,527	$618,985

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Comprehensive Income
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Statements of Operations:
Revenue	$115,932	$109,652	$229,384	$217,397
Cost of revenue	55,696	50,439	110,288	100,276
Gross profit	60,236	59,213	119,096	117,121
Operating expenses
Marketing and sales	19,285	17,557	37,862	34,129
Research and development	8,169	7,032	16,182	13,697
General and administrative	13,209	12,640	26,031	25,583
Total operating expenses	40,663	37,229	80,075	73,409
Income from operations	19,573	21,984	39,021	43,712
Other income, net	1,125	808	1,338	986
Income before income taxes	20,698	22,792	40,359	44,698
Provision for income taxes	4,532	4,478	8,682	8,333
Net income	$16,166	$18,314	$31,677	$36,365

Net income per share:
Basic	$0.60	$0.68	$1.18	$1.35
Diluted	$0.60	$0.67	$1.17	$1.34

Shares used to compute net income per share:
Basic	26,875,153	26,972,990	26,919,016	26,925,673
Diluted	27,041,422	27,274,882	27,113,328	27,232,215

Comprehensive Income (net of tax)
Comprehensive income	$15,688	$14,796	$31,675	$35,240

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Shareholders' Equity
(In thousands, except share amounts)

	Common Stock		Additional		Accumulated Other
			Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

Balance at January 1, 2019	26,984,747	27	258,502	291,460	(8,492)	541,497
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	19,950	-	(420)	-	-	(420)
Stock-based compensation expense	-	-	3,040	-	-	3,040
Repurchases of common stock	(157,716)	-	(1,511)	(15,798)	-	(17,309)
Net income	-	-	-	15,511	-	15,511
Other comprehensive income
Foreign currency translation adjustment	-	-	-	-	476	476
Comprehensive income						15,987
Balance at March 31, 2019	26,846,981	$27	$259,611	$291,173	$(8,016)	$542,795
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	75,785	-	245	-	-	245
Stock-based compensation expense	-	-	3,486	-	-	3,486
Repurchases of common stock	(40,669)	-	(390)	(3,711)	-	(4,101)
Net income	-	-	-	16,166	-	16,166
Other comprehensive income
Foreign currency translation adjustment	-	-	-	-	(478)	(478)
Comprehensive income						15,688
Balance at June 30, 2019	26,882,097	$27	$262,952	$303,628	$(8,494)	$558,113

	Common Stock		Additional		Accumulated Other
			Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

Balance at January 1, 2018	26,828,651	27	241,725	224,697	(5,234)	461,215
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	102,895	-	2,250	-	-	2,250
Stock-based compensation expense	-	-	2,307	-	-	2,307
Repurchases of common stock	-	-	-	-	-	-
Revenue recognition transition adjustment	-	-	-	1,460	-	1,460
Net income	-	-	-	18,051	-	18,051
Other comprehensive income
Foreign currency translation adjustment	-	-	-	-	2,393	2,393
Comprehensive income						20,444
Balance at March 31, 2018	26,931,546	$27	$246,282	$244,208	$(2,841)	$487,676
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	94,848	-	1,054	-	-	1,054
Stock-based compensation expense	-	-	2,727	-	-	2,727
Repurchases of common stock	-	-	-	-	-	-
Net income	-	-	-	18,314	-	18,314
Other comprehensive income
Foreign currency translation adjustment	-	-	-	-	(3,518)	(3,518)
Comprehensive income						14,796
Balance at June 30, 2018	27,026,394	$27	$250,063	$262,522	$(6,359)	$506,253

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2019	2018

Operating activities
Net income	$31,677	$36,365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,981	12,749
Stock-based compensation expense	6,526	5,034
Deferred taxes	1,585	1,620
Gain on sale of businesses	-	(671)
Amortization of held-to-maturity securities	7	276
Other	(279)	7
Changes in operating assets and liabilities:
Accounts receivable	(3,461)	(2,648)
Inventories	392	389
Prepaid expenses and other	24	(1,059)
Income taxes	4,833	133
Accounts payable	3,848	4,408
Accrued liabilities and other	(5,245)	2,714
Net cash provided by operating activities	54,888	59,317

Investing activities
Purchases of property, equipment and other capital assets	(34,136)	(43,194)
Cash used for acquisitions, net of cash acquired	-	(90)
Proceeds from sale of business	-	284
Purchases of other assets and investments	(4,000)	-
Purchases of marketable securities	(8,983)	(17,129)
Proceeds from maturities of marketable securities	29,170	29,056
Net cash used in investing activities	(17,949)	(31,073)

Financing activities
Payments on debt	-	(5,000)
Proceeds from exercises of stock options	2,243	4,696
Purchases of shares withheld for tax obligations	(2,418)	(1,390)
Repurchases of common stock	(21,410)	-
Net cash used in financing activities	(21,585)	(1,694)
Effect of exchange rate changes on cash and cash equivalents	135	(652)
Net increase in cash and cash equivalents	15,489	25,898
Cash and cash equivalents, beginning of period	85,046	36,707
Cash and cash equivalents, end of period	$100,535	$62,605

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments held by a reporting entity at each reporting date. This guidance will be effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years with early adoption permitted. The Company is evaluating the impact of future adoption of this guidance on its consolidated financial statements, but does not expect the impact to be material.

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

The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share amounts)	2019	2018	2019	2018
Net income	$16,166	$18,314	$31,677	$36,365

Basic - weighted-average shares outstanding:	26,875,153	26,972,990	26,919,016	26,925,673
Effect of dilutive securities:
Employee stock options and other	166,269	301,892	194,312	306,542
Diluted - weighted-average shares outstanding:	27,041,422	27,274,882	27,113,328	27,232,215
Net income per share:
Basic	$0.60	$0.68	$1.18	$1.35
Diluted	$0.60	$0.67	$1.17	$1.34

Note 4 – Goodwill and Other Intangible Assets

There were no changes in the carrying amount of Goodwill during the three months and six months ended June 30, 2019.

Intangible assets other than goodwill at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019			December 31, 2018			Useful	Weighted Average
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Life (in years)	Useful Life Remaining (in years)
Intangible assets with finite lives:
Marketing assets	$930	$(481)	$449	$930	$(434)	$496	10.0	4.9
Non-compete agreement	270	(214)	56	270	(206)	64	2.0 - 5.0	3.5
Trade secrets	250	(250)	-	250	(233)	17	5.0	0.0
Trade names	1,080	(810)	270	1,080	(540)	540	2.0	0.5
Software technology	12,229	(1,621)	10,608	12,229	(997)	11,232	10.0	8.5
Customer relationships	10,070	(3,337)	6,733	10,070	(2,569)	7,501	6.0 - 9.0	4.3
Total intangible assets	$24,829	$(6,713)	$18,116	$24,829	$(4,979)	$19,850

Amortization expense for intangible assets was $0.9 million and $0.8 million for the three months ended June 30, 2019 and 2018, respectively, and $1.7 million and $1.6 million for the six months ended June 30, 2019 and 2018, respectively.

Estimated aggregated amortization expense based on the current carrying value of the amortizable intangible assets is as follows:

(in thousands)	Estimated Amortization Expense
Remaining 2019	$1,717
2020	2,895
2021	2,895
2022	2,895
2023	2,691
Thereafter	5,023
Total estimated amortization expense	$18,116

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

The following table summarizes financial assets as of June 30, 2019 and December 31, 2018 measured at fair value on a recurring basis:

	June 30, 2019			December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents
Money market mutual fund	$8,623	$-	$-	$8,943	$-	$-
Total	$8,623	$-	$-	$8,943	$-	$-

Note 6 – Marketable Securities

The Company invests in short-term and long-term agency, municipal, corporate and other debt securities. The securities are categorized as held-to-maturity and are recorded at amortized cost. Categorization as held-to-maturity is based on the Company’s ability and intent to hold these securities to maturity. The following table summarizes information regarding the Company’s short-term and long-term marketable securities as of June 30, 2019 and December 31, 2018:

	June 30, 2019
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. municipal securities	$6,651	$12	$(1)	$6,662
Corporate debt securities	26,519	105	(11)	26,613
U.S. government agency securities	12,997	2	(12)	12,987
Certificates of deposit/time deposits	1,975	16	(2)	1,989
U.S. treasury securities	1,993	1	-	1,994
Total marketable securities	$50,135	$136	$(26)	$50,245

	December 31, 2018
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. municipal securities	$17,509	$1	$(33)	$17,477
Corporate debt securities	31,769	-	(96)	31,673
U.S. government agency securities	16,843	-	(88)	16,755
Certificates of deposit/time deposits	4,208	-	(25)	4,183
Total marketable securities	$70,329	$1	$(242)	$70,088

Fair values for the corporate debt securities are primarily determined based on quoted market prices (Level 1). Fair values for the U.S. municipal securities, U.S. government agency securities, certificates of deposit and U.S. treasury securities are primarily determined using dealer quotes or quoted market prices for similar securities (Level 2).

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

The June 30, 2019 balance of held-to-maturity debt securities by contractual maturity is shown in the following table at amortized cost. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

June 30,
(in thousands)	2019
Due in one year or less	$35,867
Due after one year through five years	14,268
Total marketable securities	$50,135

Note 7 – Inventory

Inventory consists primarily of raw materials, which are recorded at the lower of cost or market using the average-cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.

The Company’s inventory consisted of the following as of the dates indicated:

	June 30,	December 31,
(in thousands)	2019	2018
Raw materials	$9,481	$9,560
Work in process	403	792
Total inventory	9,884	10,352
Allowance for obsolescence	(196)	(265)
Inventory, net of allowance	$9,688	$10,087

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

The Company has operating leases for office space, manufacturing facilities and certain company vehicles and equipment. The leases have remaining lease terms of 1 year to 10 years. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. As of June 30, 2019, the operating lease liability does not include any options to extend or terminate leases. The Company currently has no finance leases.

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

Supplemental balance sheet information related to leases was as follows:

(in thousands)	June 30, 2019
Operating lease assets	$12,249

Current operating lease liabilities	$3,296
Long-term operating lease liabilities	9,218
Total operating lease liabilities	$12,514

Lease expense is recognized on a straight line basis over the lease term, with variable payments recognized in the period those payments are incurred. The components of lease expense for the periods reported were as follows:

(in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$947	$2,017
Variable lease cost	266	505
Total lease cost	$1,213	$2,522

Maturities of operating lease liabilities as of June 30, 2019 (in accordance with ASC 842) were as follows:

(in thousands)	Operating Leases
Year Ending December 31,
2019 (excluding six months ended June 30, 2019)	$2,100
2020	3,285
2021	2,517
2022	2,313
2023	1,059
After 2023	2,129
Total future minimum lease payments	13,403
Less interest	(889)
Present value of lease liabilities	$12,514

As of June 30, 2019, we have no operating leases that have not yet commenced.

Weighted average remaining lease term and discount rate was as follows:

June 30, 2019
Weighted Average Remaining Lease Term (Years)	4.96
Weighted Average Discount Rate	2.6%

Supplemental cash flow information related to leases was as follows:

(in thousands)	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows for operating leases	$2,730
Lease assets obtained in exchange for new operating lease liabilities	945

Note 9 – Stock-Based Compensation

Under the Company’s 2012 Long-Term Incentive Plan, as amended (the 2012 Plan), the Company has the ability to grant stock options, stock appreciation rights (SARs), restricted stock, restricted stock units, other stock-based awards and cash incentive awards. Awards under the 2012 Plan have a maximum term of 10 years from the date of grant. The compensation committee may provide that the vesting or payment of any award will be subject to the attainment of specified performance measures in addition to the satisfaction of any continued service requirements and the compensation committee will determine whether such measures have been achieved. The per-share exercise price of stock options and SARs granted under the 2012 Plan generally may not be less than the fair market value of a share of our common stock on the date of the grant.

Employee Stock Purchase Plan

The Company’s 2012 Employee Stock Purchase Plan (ESPP) allows eligible employees to purchase a variable number of shares of the Company’s common stock each offering period at a discount through payroll deductions of up to 15 percent of their eligible compensation, subject to plan limitations. The ESPP provides for 6-month offering periods with a single purchase period ending May 15 and November 15, respectively. At the end of each offering period, employees are able to purchase shares at 85 percent of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period.

Stock-Based Compensation Expense

Stock-based compensation expense was $3.5 million and $2.7 million for the three months ended June 30, 2019 and 2018, respectively, and $6.5 million and $5.0 million for the six months ended June 30, 2019 and 2018, respectively.

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2019:

		Weighted-
		Average
	Stock Options	Exercise Price
Options outstanding at December 31, 2018	252,616	$64.71
Granted	53,708	105.81
Exercised	(7,640)	55.93
Forfeited	(9,641)	81.88
Options outstanding at June 30, 2019	289,043	$72.00

Exercisable at June 30, 2019	158,686	$58.13

The outstanding options generally have a term of 10 years. For employees, options granted become exercisable ratably over the vesting period, which is generally a period from 4 to 5 years, beginning on the first anniversary of the grant date, subject to the employee’s continuing service to the Company. For directors, options generally become exercisable in full on the first anniversary of the grant date.

The weighted-average grant date fair value of options that were granted during the six months ended June 30, 2019 was $47.84.

The following table provides the assumptions used in the Black-Scholes pricing model valuation of options during the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Risk-free interest rate	2.35 - 2.58%	2.52 - 3.07%
Expected life (years)	6.25	6.25
Expected volatility	42.52 - 42.74%	41.95 - 42.22%
Expected dividend yield	0%	0%

As of June 30, 2019, there was $4.7 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.0 years.

Restricted Stock

Restricted stock awards are share-settled awards and restrictions lapse ratably over the vesting period, which is generally a period from 4 to 5 years, beginning on the first anniversary of the grant date, subject to the employee's continuing service to the Company. For directors, restrictions generally lapse in full on the first anniversary of the grant date.

The following table summarizes restricted stock activity during the six months ended June 30, 2019:

		Weighted-
		Average
		Grant Date
	Restricted	Fair Value
	Stock	Per Share
Restricted stock at December 31, 2018	323,921	$79.85
Granted	114,467	106.41
Restrictions lapsed	(95,818)	79.32
Forfeited	(14,891)	83.73
Restricted stock at June 30, 2019	327,679	$89.11

As of June 30, 2019, there was $27.4 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 3.1 years.

Performance Stock

Performance stock units (PSUs) are expressed in terms of a target number of PSUs, with anywhere between 0 percent and 150 percent of that target number capable of being earned and vesting at the end of a 3-year performance period depending on the Company’s performance in the final year of the performance period and the award recipient’s continued employment.

The following table summarizes performance stock activity during the six months ended June 30, 2019:

		Weighted-
		Average
		Grant Date
	Performance	Fair Value
	Stock	Per Share
Performance stock at December 31, 2018	52,140	$76.54
Granted	21,434	104.99
Restrictions lapsed	-	-
Performance change	-	-
Forfeited	(2,375)	105.37
Performance stock at June 30, 2019	71,199	$84.14

As of June 30, 2019, there was $3.3 million of unrecognized compensation expense related to non-vested performance stock, which is expected to be recognized over a weighted-average period of 2.1 years.

Employee Stock Purchase Plan

The following table presents the assumptions used to estimate the fair value of the ESPP during the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Risk-free interest rate	2.33 - 2.35%	1.48 - 2.06%
Expected life (months)	6.00	6.00
Expected volatility	37.36 - 53.57%	24.49 - 31.50%
Expected dividend yield	0%	0%

 Note 10 – Accumulated Other Comprehensive Loss

Other comprehensive income (loss) is comprised entirely of foreign currency translation adjustments. The following table presents the changes in accumulated other comprehensive income (loss) balances during the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Foreign currency translation adjustments
Balance at beginning of period	$(8,016)	$(2,841)	$(8,492)	$(5,234)
Other comprehensive income (loss) before reclassifications	(478)	(3,518)	(2)	(1,125)
Amounts reclassified from accumulated other comprehensive loss	-	-	-	-
Net current-period other comprehensive income (loss)	(478)	(3,518)	(2)	(1,125)
Balance at end of period	$(8,494)	$(6,359)	$(8,494)	$(6,359)

Note 11 – Income Taxes

The Company is subject to income tax in multiple jurisdictions and the use of estimates is required to determine the provision for income taxes. For each of the three months ended June 30, 2019 and 2018, the Company recorded an income tax provision of $4.5 million. For the six months ended June 30, 2019 and 2018, the Company recorded an income tax provision of $8.7 million and $8.3 million, respectively. The income tax provision is based on the estimated annual effective tax rate for the year applied to pre-tax income. The effective income tax rate for the three months ended June 30, 2019 was 21.9 percent compared to 19.6 percent in the same period of the prior year. The effective tax rate increased by 2.3 percent for the three months ended June 30, 2019 when compared to the same period in 2018 primarily due to a decrease in tax benefits from the vesting of restricted stock and the exercise of stock options. The effective income tax rate for the six months ended June 30, 2019 was 21.5 percent compared to 18.6 percent in the same period of the prior year. The effective tax rate increased by 2.9 percent for the six months ended June 30, 2019 when compared to the same period in 2018 primarily due to a decrease in tax benefits from the vesting of restricted stock and the exercise of stock options.

The effective income tax rate for the six months ended June 30, 2019 differs from the U.S. federal statutory rate of 21.0 percent due primarily to the mix of income earned in domestic and foreign tax jurisdictions and deductions for which the Company qualifies.

The Company had reserves against unrecognized tax benefits totaling $4.4 million and $4.1 million as of June 30, 2019 and December 31, 2018, respectively, all of which, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and penalties related to income tax matters in income tax expense, and reports the liability in current or long-term income taxes payable as appropriate.

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

Revenue and income from operations by reportable segment for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Revenue:
United States	$91,149	$86,354	$178,960	$170,521
Europe	20,940	20,213	42,194	40,158
Japan	3,843	3,085	8,230	6,718
Total revenue	$115,932	$109,652	$229,384	$217,397

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Income from Operations:
United States	$27,948	$29,256	$54,258	$58,099
Europe	3,756	4,009	7,977	7,371
Corporate Unallocated and Japan	(12,131)	(11,281)	(23,214)	(21,758)
Total Income from Operations	$19,573	$21,984	$39,021	$43,712

Total long-lived assets at June 30, 2019 and December 31, 2018 were as follows:

	June 30,	December 31,
(in thousands)	2019	2018
Total long-lived assets:
United States	$200,709	$185,979
Europe	40,027	34,577
Japan	8,080	7,445
Total Assets	$248,816	$228,001

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

During the three months ended June 30, 2019, we served 20,840 unique product developers and engineers who purchased our products through our web-based customer interface, an increase of 4.7% over the same period in 2018. During the six months ended June 30, 2019, we served 31,550 unique product developers and engineers who purchased our products through our web-based customer interface, an increase of 3.0% over the same period in 2018.

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

	Three Months Ended June 30,				Change		Six Months Ended June 30,				Change
(dollars in thousands)	2019		2018		$	%	2019		2018		$	%
Revenue	$115,932	100.0	$109,652	100.0	$6,280	5.7	$229,384	100.0	$217,397	100.0	$11,987	5.5
Cost of revenue	55,696	48.0	50,439	46.0	5,257	10.4	110,288	48.1	100,276	46.1	10,012	10.0
Gross profit	60,236	52.0	59,213	54.0	1,023	1.7	119,096	51.9	117,121	53.9	1,975	1.7
Operating expenses:
Marketing and sales	19,285	16.6	17,557	16.0	1,728	9.8	37,862	16.5	34,129	15.7	3,733	10.9
Research and development	8,169	7.1	7,032	6.5	1,137	16.2	16,182	7.1	13,697	6.3	2,485	18.1
General and administrative	13,209	11.4	12,640	11.5	569	4.5	26,031	11.3	25,583	11.8	448	1.8
Total operating expenses	40,663	35.1	37,229	34.0	3,434	9.2	80,075	34.9	73,409	33.8	6,666	9.1
Income from operations	19,573	16.9	21,984	20.0	(2,411)	(11.0)	39,021	17.0	43,712	20.1	(4,691)	(10.7)
Other income, net	1,125	1.0	808	0.8	317	39.2	1,338	0.6	986	0.4	352	35.7
Income before income taxes	20,698	17.9	22,792	20.8	(2,094)	(9.2)	40,359	17.6	44,698	20.5	(4,339)	(9.7)
Provision for income taxes	4,532	3.9	4,478	4.1	54	2.2	8,682	3.8	8,333	3.8	349	4.2
Net income	$16,166	14.0%	$18,314	16.7%	$(2,148)	(11.7)%	$31,677	13.8%	$36,365	16.7%	$(4,688)	(12.9)%

Stock-based compensation expense included in the statements of operations data above for the three and six months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Stock options and restricted stock	$3,193	$2,534	$5,972	$4,688
Employee stock purchase plan	293	192	554	346
Total stock-based compensation expense	$3,486	$2,726	$6,526	$5,034

Cost of revenue	$485	$363	$906	$650
Operating expenses:
Marketing and sales	614	443	1,163	820
Research and development	503	376	926	690
General and administrative	1,884	1,544	3,531	2,874
Total stock-based compensation expense	$3,486	$2,726	$6,526	$5,034

Comparison of Three Months Ended June 30, 2019 and 2018

Revenue

Revenue by reportable segment and the related changes for the three months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,
	2019		2018		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
United States	$91,149	78.6%	$86,354	78.8%	$4,795	5.6%
Europe	20,940	18.1	20,213	18.4	727	3.6
Japan	3,843	3.3	3,085	2.8	758	24.6
Total revenue	$115,932	100.0%	$109,652	100.0%	$6,280	5.7%

Our revenue increased $6.3 million, or 5.7%, for the three months ended June 30, 2019 compared to the same period in 2018. By reportable segment, revenue in the United States increased $4.8 million, or 5.6%, for the three months ended June 30, 2019 compared to the same period in 2018. Revenue in Europe increased $0.7 million, or 3.6%, and revenue in Japan increased $0.8 million, or 24.6%, in each case for the three months ended June 30, 2019 compared to the same period in 2018.

Our revenue growth during the three months ended June 30, 2019 was the result of an increase in the volume and spend of product developers and engineers we served. During the three months ended June 30, 2019, we served 20,840 unique product developers and engineers, an increase of 4.7% over the same period in 2018.

Our revenue increases were primarily driven by increases in sales personnel and marketing activities. Our sales personnel focus on gaining new customer accounts and expanding the depth and breadth of existing customer accounts. Our marketing personnel focus on marketing activities that result in the greatest number of customer leads to support sales activity. International revenue was negatively impacted by $1.4 million during the three months ended June 30, 2019 compared to the same period in 2018 as a result of foreign currency movements, primarily the weakening of the British Pound and Euro relative to the United States Dollar.

Revenue by product line and the related changes for the three months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,
	2019		2018		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Injection Molding	$55,457	47.8%	$51,586	47.0%	$3,871	7.5%
CNC Machining	38,888	33.5	37,788	34.5	1,100	2.9
3D Printing	15,266	13.2	13,248	12.1	2,018	15.2
Sheet Metal	5,472	4.7	6,309	5.8	(837)	(13.3)
Other Revenue	849	0.8	721	0.6	128	17.8
Total revenue	$115,932	100.0%	$109,652	100.0%	$6,280	5.7%

By product line, our revenue growth was driven by a 7.5% increase in Injection Molding revenue, a 2.9% increase in CNC Machining revenue, a 15.2% increase in 3D Printing revenue and a 17.8% increase in Other Revenue, which was partially offset by a 13.3% decrease in Sheet Metal, in each case for the three months ended June 30, 2019 compared to the same period in 2018.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $5.3 million, or 10.4%, for the three months ended June 30, 2019 compared to the same period in 2018, which was greater than the rate of revenue increase of 5.7% for the three months ended June 30, 2019 compared to the same period in 2018. The increase in cost of revenue resulted from the growth of the business, and was due to raw material and production cost increases of $0.8 million, an increase in direct labor headcount resulting in personnel and related cost increases of $3.0 million and equipment and facility-related cost increases of $1.5 million to support increased sales volumes.

Gross Profit and Gross Margin. Gross profit increased from $59.2 million in the three months ended June 30, 2018 to $60.2 million in the three months ended June 30, 2019 primarily due to an increase in revenue. Gross margin decreased from 54.0% in the three months ended June 30, 2018 to 52.0% in the three months ended June 30, 2019 due to investments in facilities and personnel to support future growth and the timing and mix of revenue, with the RAPID acquisition being the primary driver of the mix related impact.

Operating Expenses, Other Income, net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expenses increased $1.7 million, or 9.8%, during the three months ended June 30, 2019 compared to the same period in 2018 due primarily to an increase in headcount resulting in personnel and related cost increases of $1.4 million as well as marketing program cost increases of $0.3 million.

Research and Development. Our research and development expenses increased $1.1 million, or 16.2%, during the three months ended June 30, 2019 compared to the same period in 2018 due to an increase in headcount resulting in personnel and related cost increases of $0.8 million, an increase in administrative and depreciation expenses of $0.2 million, as well as an increase in professional services costs of $0.1 million.

General and Administrative. Our general and administrative expenses increased $0.6 million, or 4.5%, during the three months ended June 30, 2019 compared to the same period in 2018 due to personnel and related cost increases of $0.3 million, stock based compensation cost increases of $0.4 million and administrative cost increases of $0.2 million, which were partially offset by a $0.3 million decrease in amortization cost driven by increased allocations to other expense categories.

Other Income, net. We recognized other income, net of $1.1 million for the three months ended June 30, 2019, an increase of $0.3 million compared to other income, net of $0.8 million for the three months ended June 30, 2018. Other income, net for the three months ended June 30, 2019 primarily consisted of $0.5 million in interest income on investments and a $0.5 million gain on foreign currency. Other income, net for the three months ended June 30, 2018 primarily consisted of $0.7 million gain on our sale of RAPID Wire & Cable, LLC and $0.4 million in interest income on investments, which was partially offset by a $0.3 million loss on foreign currency.

Provision for Income Taxes. Our effective tax rate of 21.9% for the three months ended June 30, 2019 increased 2.3% compared to 19.6% for the same period in 2018. The increase in the effective tax rate is primarily due to a decrease in tax benefits from the vesting of restricted stock and exercise of stock options. Our income tax provision of $4.5 million for the three months ended June 30, 2019 remained consistent compared to our income tax provision of $4.5 million for the three months ended June 30, 2018.

Comparison of Six Months Ended June 30, 2019 and 2018

Revenue

Revenue by reportable segment and the related changes for the six months ended June 30, 2019 and 2018 were as follows:

	Six Months Ended June 30,
	2019		2018		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
United States	$178,960	78.0%	$170,521	78.4%	$8,439	4.9%
Europe	42,194	18.4	40,158	18.5	2,036	5.1
Japan	8,230	3.6	6,718	3.1	1,512	22.5
Total revenue	$229,384	100.0%	$217,397	100.0%	$11,987	5.5%

Our revenue increased $12.0 million, or 5.5%, for the six months ended June 30, 2019 compared to the same period in 2018. By reportable segment, revenue in the United States increased $8.4 million, or 4.9%, for the six months ended June 30, 2019 compared to the same period in 2018. Revenue in Europe increased $2.0 million, or 5.1%, and revenue in Japan increased $1.5 million, or 22.5%, in each case for the six months ended June 30, 2019 compared to the same period in 2018.

Our revenue growth during the six months ended June 30, 2019 was the result of an increase in the volume and spend of product developers and engineers we served. During the six months ended June 30, 2019, we served 31,550 unique product developers and engineers, an increase of 3.0% over the same period in 2018.

Our revenue increases were primarily driven by increases in sales personnel and marketing activities. Our sales personnel focus on gaining new customer accounts and expanding the depth and breadth of existing customer accounts. Our marketing personnel focus on marketing activities that result in the greatest number of customer leads to support sales activity. International revenue was negatively impacted by $3.1 million during the six months ended June 30, 2019 compared to the same period in 2018 as a result of foreign currency movements, primarily the weakening of the British Pound and Euro relative to the United States Dollar.

Revenue by product line and the related changes for the six months ended June 30, 2019 and 2018 were as follows:

	Six Months Ended June 30,
	2019		2018		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Injection Molding	$110,768	48.3%	$102,929	47.3%	$7,839	7.6%
CNC Machining	76,760	33.5	74,519	34.3	2,241	3.0
3D Printing	29,746	13.0	25,573	11.8	4,173	16.3
Sheet Metal	10,497	4.6	12,550	5.8	(2,053)	(16.4)
Other Revenue	1,613	0.6	1,826	0.8	(213)	(11.7)
Total revenue	$229,384	100.0%	$217,397	100.0%	$11,987	5.5%

By product line, our revenue growth was driven by a 7.6% increase in Injection Molding revenue, a 3.0% increase in CNC Machining revenue, a 16.3% increase in 3D Printing revenue, which was partially offset by a 16.4% decrease in Sheet Metal and an 11.7% decrease in Other Revenue, in each case for the six months ended June 30, 2019 compared to the same period in 2018.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $10.0 million, or 10.0%, for the six months ended June 30, 2019 compared to the same period in 2018, which was greater than the rate of revenue increase of 5.5% for the six months ended June 30, 2019 compared to the same period in 2018. The increase in cost of revenue resulted from the growth of the business, and was due to raw material and production cost increases of $1.1 million, an increase in direct labor headcount resulting in personnel and related cost increases of $6.1 million and equipment and facility-related cost increases of $2.8 million to support increased sales volumes.

Gross Profit and Gross Margin. Gross profit increased from $117.1 million in the six months ended June 30, 2018 to $119.1 million in the six months ended June 30, 2019 primarily due to an increase in revenue. Gross margin decreased from 53.9% in the six months ended June 30, 2018 to 51.9% in the six months ended June 30, 2019 due to investments in facilities and personnel to support future growth and the timing and mix of revenue, with the RAPID acquisition being the primary driver of the mix related impact.

Operating Expenses, Other Income, net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expenses increased $3.7 million, or 10.9%, during the six months ended June 30, 2019 compared to the same period in 2018 due primarily to an increase in headcount resulting in personnel and related cost increases of $2.9 million as well as marketing program cost increases of $0.8 million.

Research and Development. Our research and development expenses increased $2.5 million, or 18.1%, during the six months ended June 30, 2019 compared to the same period in 2018 due to an increase in headcount resulting in personnel and related cost increases of $2.0 million, as well as an increase in administrative and depreciation expenses of $0.5 million.

General and Administrative. Our general and administrative expenses increased $0.5 million, or 1.8%, during the six months ended June 30, 2019 compared to the same period in 2018 due to stock based compensation cost increases of $0.7 million and administrative cost increases of $0.7 million, which were partially offset by personnel and related cost decreases of $0.1 million, decreases in professional services costs of $0.3 million and a decrease in amortization cost of $0.5 million driven by increased allocations to other expense categories.

Other Income, net. We recognized other income, net of $1.3 million for the six months ended June 30, 2019, a $0.3 million increase compared to other income, net of $1.0 million for the six months ended June 30, 2018. Other income, net for the six months ended June 30, 2019 primarily consisted of $1.1 million in interest income on investments and a $0.1 million gain on foreign currency. Other income, net for the six months ended June 30, 2018 primarily consisted of $0.7 million gain on our sale of RAPID Wire & Cable, LLC and $0.6 million in interest income on investments, which was partially offset by $0.3 million loss on foreign currency.

Provision for Income Taxes. Our effective tax rate of 21.5% for the six months ended June 30, 2019 increased 2.9% compared to 18.6% for the same period in 2018. The increase in the effective tax rate is primarily due to a decrease in tax benefits from the vesting of restricted stock and exercise of stock options. Our income tax provision increased by $0.4 million to $8.7 million for the six months ended June 30, 2019 compared to our income tax provision of $8.3 million for the six months ended June 30, 2018.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows during the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
(dollars in thousands)	2019	2018
Net cash provided by operating activities	$54,888	$59,317
Net cash used in investing activities	(17,949)	(31,073)
Net cash used in financing activities	(21,585)	(1,694)
Effect of exchange rates on cash and cash equivalents	135	(652)
Net increase in cash and cash equivalents	$15,489	$25,898

Sources of Liquidity

Historically, we have primarily financed our operations and capital expenditures through cash flow from operations. We had cash and cash equivalents of $100.5 million as of June 30, 2019, an increase of $15.5 million from December 31, 2018. The increase in our cash was primarily due to cash generated through operations and proceeds from maturities of marketable securities, which were partially offset by investing activity and repurchases of common stock.

Cash Flows from Operating Activities

Cash flows from operating activities were $54.9 million during the six months ended June 30, 2019 and primarily consisted of net income of $31.7 million, adjusted for certain non-cash items, including depreciation and amortization of $15.0 million, stock-based compensation expense of $6.5 million, deferred taxes of $1.6 million and changes in operating assets and liabilities and other items totaling $0.1 million. Cash flows from operating activities were $59.3 million during the six months ended June 30, 2018 and primarily consisted of net income of $36.4 million, adjusted for certain non-cash items, including depreciation and amortization of $12.7 million, stock-based compensation expense of $5.0 million, deferred taxes of $1.6 million, amortization of held-to-maturity securities of $0.3 million and gain on sale of business of $0.7 million.

Cash flows from operating activities decreased $4.4 million during the six months ended June 30, 2019 compared to the same period in 2018, primarily due to decreases in net income of $4.7 million and changes in operating assets and liabilities of $3.5 million driven by timing of cash receipts and payments, which were partially offset by increases in depreciation and amortization of $2.2 million driven by an increase in capital investments and an increase in stock-based compensation expense of $1.5 million.

Cash Flows from Investing Activities

Cash used in investing activities was $17.9 million during the six months ended June 30, 2019, consisting $34.1 million for the purchases of property, equipment and other capital assets, $9.0 million for purchases of marketable securities and $4.0 million for purchases of other assets and investments, which were partially offset by $29.2 million in proceeds from maturities of marketable securities.

Cash used in investing activities was $31.1 million during the six months ended June 30, 2018, consisting of $43.2 million for the purchases of property, equipment and other capital assets and $17.1 million for the purchases of marketable securities, and $0.1 million in cash used for acquisitions, which were partially offset by $29.0 million in proceeds from maturities of marketable securities and $0.3 million in proceeds from the sale of businesses.

Cash Flows from Financing Activities

Cash used in financing activities was $21.6 million during the six months ended June 30, 2019, consisting of $21.4 million in repurchases of common stock and $2.4 million in purchases of shares withheld for tax obligations associated with equity transactions, which was partially offset by $2.2 million in proceeds from the exercise of stock options.

Cash used in financing activities was $1.7 million during the six months ended June 30, 2018, consisting of $5.0 million in payments on debt and $1.4 million in purchases of shares withheld for tax obligations associated with equity transactions, which was partially offset by $4.7 million in proceeds from the exercise of stock options.

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

We have not used forward contracts or currency borrowings to hedge our exposure to foreign currency risk. Foreign currency risk can be assessed by estimating the change in results of operations or financial position resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would generally not have a material impact on our financial position, but could have a material impact on our results of operations. We recognized foreign currency gains of $0.5 million and $0.1 million during the three and six months ended June 30, 2019, respectively. We recognized foreign currency losses of $0.3 million in each of the three and six months ended June 30, 2018, respectively. The changes in foreign exchange rates had a negative impact on consolidated revenue of $1.4 million for the three months ended June 30, 2019 and $3.1 million for the six months ended June 30, 2019 as compared to the same periods in 2018.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 9, 2017, we announced that our board of directors had authorized the repurchase of shares of our common stock from time to time on the open market or in privately negotiated purchases, at an aggregate purchase price of up to $50 million. On May 16, 2019, we announced that our board of directors approved a $50 million increase in its authorized stock repurchase program and extended the term of the program through December 31, 2023. This authorization increases the stock repurchase program to $100 million.

The timing and amount of any share repurchases will be determined by our management based on market conditions and other factors.

The common stock repurchase does not obligate us to repurchase any dollar amount or number of shares. During the three months ended June 30, 2019, we repurchased 40,669 shares of our common stock at a total purchase price of $4.1 million under this program. Common stock repurchase activity through June 30, 2019 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)
April 1, 2019 through April 30, 2019	-	$-	-	$16,062
May 1, 2019 through May 31, 2019	22,169	$100.66	22,169	$63,830
June 1, 2019 through June 30, 2019	18,500	$100.99	18,500	$61,962
	40,669	$100.81	40,669	$61,962

(1) Effective May 15, 2019 the Board of Directors authorized the repurchase of shares of the Company’s common stock from time to time on the open market or in privately negotiated purchases, at an aggregate purchase price of up to $100 million. The term of the program runs through December 31, 2023.

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

Proto Labs, Inc.

Date: July 30, 2019	/s/ Victoria M. Holt
Victoria M. Holt
President and Chief Executive Officer (Principal Executive Officer)

Date: July 30, 2019	/s/ John A. Way
John A. Way
Chief Financial Officer (Principal Financial Officer)