Form 10-Q
period 2019-09-30
Proto Labs Inc
filed 2019-10-29
CIK 1443669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,759,436 shares of Common Stock, par value $0.001 per share, were outstanding at October 24, 2019.

Proto Labs, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Proto Labs, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$121,568	$85,046
Short-term marketable securities	23,642	46,750
Accounts receivable, net of allowance for doubtful accounts of $1,001 and $919 as of September 30, 2019 and December 31, 2018, respectively	64,069	59,155
Inventory	9,448	10,087
Prepaid expenses and other current assets	8,038	8,567
Income taxes receivable	2,852	5,757
Total current assets	229,617	215,362
Property and equipment, net	252,579	228,001
Goodwill	128,752	128,752
Other intangible assets, net	18,258	19,850
Long-term marketable securities	9,783	23,579
Operating lease assets	12,008	-
Other long-term assets	3,902	3,441
Total assets	$654,899	$618,985

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$18,668	$17,411
Accrued compensation	12,926	18,130
Accrued liabilities and other	13,133	16,702
Current operating lease liabilities	3,364	-
Income taxes payable	6,717	491
Total current liabilities	54,808	52,734
Long-term operating lease liabilities	9,006	-
Long-term deferred tax liabilities	21,750	20,162
Other long-term liabilities	5,238	4,592
Total liabilities	90,802	77,488

Shareholders' equity
Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding 0 shares as of each of September 30, 2019 and December 31, 2018	-	-
Common stock, $0.001 par value, authorized 150,000,000 shares; issued and outstanding 26,759,109 and 26,984,747 shares as of September 30, 2019 and December 31, 2018, respectively	27	27
Additional paid-in capital	265,178	258,502
Retained earnings	309,536	291,460
Accumulated other comprehensive loss	(10,644)	(8,492)
Total shareholders' equity	564,097	541,497
Total liabilities and shareholders' equity	$654,899	$618,985

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Comprehensive Income
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Statements of Operations:
Revenue	$117,455	$115,430	$346,839	$332,827
Cost of revenue	57,839	53,027	168,127	153,303
Gross profit	59,616	62,403	178,712	179,524
Operating expenses
Marketing and sales	17,604	16,818	55,466	50,947
Research and development	8,359	7,458	24,541	21,155
General and administrative	12,380	13,096	38,411	38,679
Total operating expenses	38,343	37,372	118,418	110,781
Income from operations	21,273	25,031	60,294	68,743
Other income, net	228	390	1,566	1,376
Income before income taxes	21,501	25,421	61,860	70,119
Provision for income taxes	4,709	4,484	13,391	12,817
Net income	$16,792	$20,937	$48,469	$57,302

Net income per share:
Basic	$0.63	$0.77	$1.80	$2.13
Diluted	$0.62	$0.77	$1.79	$2.10

Shares used to compute net income per share:
Basic	26,846,030	27,038,585	26,894,420	26,963,205
Diluted	27,005,341	27,337,886	27,072,873	27,268,311

Comprehensive Income (net of tax)
Comprehensive income	$14,642	$20,058	$46,317	$55,298

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Shareholders' Equity
(In thousands, except share amounts)

	Common Stock		Additional		Accumulated Other
			Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

Balance at January 1, 2019	26,984,747	27	258,502	291,460	(8,492)	541,497
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	19,950	-	(420)	-	-	(420)
Stock-based compensation expense	-	-	3,040	-	-	3,040
Repurchases of common stock	(157,716)	-	(1,511)	(15,798)	-	(17,309)
Net income	-	-	-	15,511	-	15,511
Other comprehensive income
Foreign currency translation adjustment	-	-	-	-	476	476
Comprehensive income						15,987
Balance at March 31, 2019	26,846,981	$27	$259,611	$291,173	$(8,016)	$542,795
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	75,785	-	245	-	-	245
Stock-based compensation expense	-	-	3,486	-	-	3,486
Repurchases of common stock	(40,669)	-	(390)	(3,711)	-	(4,101)
Net income	-	-	-	16,166	-	16,166
Other comprehensive income
Foreign currency translation adjustment	-	-	-	-	(478)	(478)
Comprehensive income						15,688
Balance at June 30, 2019	26,882,097	$27	$262,952	$303,628	$(8,494)	$558,113
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	5,089	-	241	-	-	241
Stock-based compensation expense	-	-	3,212	-	-	3,212
Repurchases of common stock	(128,077)	-	(1,227)	(10,884)	-	(12,111)
Net income	-	-	-	16,792	-	16,792
Other comprehensive income
Foreign currency translation adjustment	-	-	-	-	(2,150)	(2,150)
Comprehensive income						14,642
Balance at September 30, 2019	26,759,109	$27	$265,178	$309,536	$(10,644)	$564,097

	Common Stock		Additional		Accumulated Other
			Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

Balance at January 1, 2018	26,828,651	27	241,725	224,697	(5,234)	461,215
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	102,895	-	2,250	-	-	2,250
Stock-based compensation expense	-	-	2,307	-	-	2,307
Repurchases of common stock	-	-	-	-	-	-
Revenue recognition transition adjustment	-	-	-	1,460	-	1,460
Net income	-	-	-	18,051	-	18,051
Other comprehensive income
Foreign currency translation adjustment	-	-	-	-	2,393	2,393
Comprehensive income						20,444
Balance at March 31, 2018	26,931,546	$27	$246,282	$244,208	$(2,841)	$487,676
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	94,848	-	1,054	-	-	1,054
Stock-based compensation expense	-	-	2,727	-	-	2,727
Repurchases of common stock	-	-	-	-	-	-
Net income	-	-	-	18,314	-	18,314
Other comprehensive income
Foreign currency translation adjustment	-	-	-	-	(3,518)	(3,518)
Comprehensive income						14,796
Balance at June 30, 2018	27,026,394	$27	$250,063	$262,522	$(6,359)	$506,253
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	41,674	-	1,942	-	-	1,942
Stock-based compensation expense	-	-	2,953	-	-	2,953
Repurchases of common stock	-	-	-	-	-	-
Net income	-	-	-	20,937	-	20,937
Other comprehensive income
Foreign currency translation adjustment	-	-	-	-	(879)	(879)
Comprehensive income						20,058
Balance at September 30, 2018	27,068,068	$27	$254,958	$283,459	$(7,238)	$531,206

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018

Operating activities
Net income	$48,469	$57,302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,658	19,520
Stock-based compensation expense	9,738	7,986
Deferred taxes	1,599	1,770
Gain on sale of businesses	-	(671)
Amortization of held-to-maturity securities	(5)	336
Other	(133)	160
Changes in operating assets and liabilities:
Accounts receivable	(5,387)	(8,993)
Inventories	551	324
Prepaid expenses and other	(162)	(2,058)
Income taxes	9,165	2,278
Accounts payable	1,479	980
Accrued liabilities and other	(4,193)	6,028
Net cash provided by operating activities	83,779	84,962

Investing activities
Purchases of property, equipment and other capital assets	(46,151)	(61,898)
Cash used for acquisitions, net of cash acquired	-	(90)
Proceeds from sale of business	-	284
Purchases of other assets and investments	(4,000)	(126)
Purchases of marketable securities	(17,443)	(41,384)
Proceeds from maturities of marketable securities	54,352	44,721
Net cash used in investing activities	(13,242)	(58,493)

Financing activities
Payments on debt	-	(5,000)
Proceeds from exercises of stock options	2,486	7,269
Purchases of shares withheld for tax obligations	(2,420)	(2,021)
Repurchases of common stock	(33,521)	-
Net cash (used in) provided by financing activities	(33,455)	248
Effect of exchange rate changes on cash and cash equivalents	(560)	(831)
Net increase in cash and cash equivalents	36,522	25,886
Cash and cash equivalents, beginning of period	85,046	36,707
Cash and cash equivalents, end of period	$121,568	$62,593

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

The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share amounts)	2019	2018	2019	2018
Net income	$16,792	$20,937	$48,469	$57,302

Basic - weighted-average shares outstanding:	26,846,030	27,038,585	26,894,420	26,963,205
Effect of dilutive securities:
Employee stock options and other	159,311	299,301	178,453	305,106
Diluted - weighted-average shares outstanding:	27,005,341	27,337,886	27,072,873	27,268,311
Net income per share:
Basic	$0.63	$0.77	$1.80	$2.13
Diluted	$0.62	$0.77	$1.79	$2.10

Note 4 – Goodwill and Other Intangible Assets

There were no changes in the carrying amount of Goodwill during the three and nine months ended September 30, 2019.

Intangible assets other than goodwill at  September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019			December 31, 2018			Useful	Weighted Average
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Life (in years)	Useful Life Remaining (in years)
Intangible assets with finite lives:
Marketing assets	$930	$(504)	$426	$930	$(434)	$496	10.0	4.6
Non-compete agreement	270	(218)	52	270	(206)	64	2.0 - 5.0	3.3
Trade secrets	250	(250)	-	250	(233)	17	5.0	0.0
Trade names	1,080	(945)	135	1,080	(540)	540	2.0	0.3
Software technology	13,229	(1,933)	11,296	12,229	(997)	11,232	10.0	8.3
Customer relationships	10,070	(3,721)	6,349	10,070	(2,569)	7,501	6.0 - 9.0	4.1
Total intangible assets	$25,829	$(7,571)	$18,258	$24,829	$(4,979)	$19,850

Amortization expense for intangible assets was $0.9 million and $0.8 million for the three months ended  September 30, 2019 and 2018, respectively, and $2.6 million and $2.4 million for the nine months ended September 30, 2019 and 2018, respectively.

Estimated aggregated amortization expense based on the current carrying value of the amortizable intangible assets is as follows:

(in thousands)	Estimated Amortization Expense
Remaining 2019	$889
2020	3,016
2021	3,016
2022	3,016
2023	2,813
Thereafter	5,508
Total estimated amortization expense	$18,258

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

The following table summarizes financial assets as of September 30, 2019 and December 31, 2018 measured at fair value on a recurring basis:

	September 30, 2019			December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents
Money market mutual fund	$58,563	$-	$-	$8,943	$-	$-
Total	$58,563	$-	$-	$8,943	$-	$-

Note 6 – Marketable Securities

The Company invests in short-term and long-term agency, municipal, corporate and other debt securities. The securities are categorized as held-to-maturity and are recorded at amortized cost. Categorization as held-to-maturity is based on the Company’s ability and intent to hold these securities to maturity. The following table summarizes information regarding the Company’s short-term and long-term marketable securities as of September 30, 2019 and December 31, 2018:

	September 30, 2019
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. municipal securities	$5,612	$11	$(3)	$5,620
Corporate debt securities	16,503	100	(1)	16,602
U.S. government agency securities	8,340	1	(10)	8,331
Certificates of deposit/time deposits	1,479	22	(1)	1,500
Commercial paper	1,491	-	(1)	1,490
Total marketable securities	$33,425	$134	$(16)	$33,543

	December 31, 2018
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. municipal securities	$17,509	$1	$(33)	$17,477
Corporate debt securities	31,769	-	(96)	31,673
U.S. government agency securities	16,843	-	(88)	16,755
Certificates of deposit/time deposits	4,208	-	(25)	4,183
Total marketable securities	$70,329	$1	$(242)	$70,088

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

The September 30, 2019 balance of held-to-maturity debt securities by contractual maturity is shown in the following table at amortized cost. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

September 30,
(in thousands)	2019
Due in one year or less	$23,642
Due after one year through five years	9,783
Total marketable securities	$33,425

Note 7 – Inventory

Inventory consists primarily of raw materials, which are recorded at the lower of cost or market using the average-cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.

The Company’s inventory consisted of the following as of the dates indicated:

	September 30,	December 31,
(in thousands)	2019	2018
Raw materials	$9,328	$9,560
Work in process	304	792
Total inventory	9,632	10,352
Allowance for obsolescence	(184)	(265)
Inventory, net of allowance	$9,448	$10,087

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

The Company has operating leases for office space, manufacturing facilities and certain company vehicles and equipment. The leases have remaining lease terms of one year to 10 years. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. As of September 30, 2019, the operating lease liability does not include any options to extend or terminate leases. The Company currently has no finance leases.

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

Supplemental balance sheet information related to leases was as follows:

(in thousands)	September 30, 2019
Operating lease assets	$12,008

Current operating lease liabilities	$3,364
Long-term operating lease liabilities	9,006
Total operating lease liabilities	$12,370

Lease expense is recognized on a straight-line basis over the lease term, with variable payments recognized in the period those payments are incurred. The components of lease expense for the periods reported were as follows:

(in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$967	$2,984
Variable lease cost	306	811
Total lease cost	$1,273	$3,795

Maturities of operating lease liabilities as of September 30, 2019 (in accordance with ASC 842) were as follows:

(in thousands)	Operating Leases
Year Ending December 31,
2019 (excluding nine months ended September 30, 2019)	$1,216
2020	3,514
2021	2,770
2022	2,580
2023	1,041
After 2023	2,050
Total future minimum lease payments	13,171
Less interest	(801)
Present value of lease liabilities	$12,370

As of September 30, 2019, we have no operating leases that have not yet commenced.

Weighted average remaining lease term and discount rate was as follows:

September 30, 2019
Weighted Average Remaining Lease Term (Years)	4.8
Weighted Average Discount Rate	2.6%

Supplemental cash flow information related to leases was as follows:

(in thousands)	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows for operating leases	$3,878
Lease assets obtained in exchange for new operating lease liabilities	1,837

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

Stock-Based Compensation Expense

Stock-based compensation expense was $3.2 million and $3.0 million for the three months ended September 30, 2019 and 2018, respectively, and $9.7 million and $8.0 million for the nine months ended September 30, 2019 and 2018, respectively.

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2019:

		Weighted-
		Average
	Stock Options	Exercise Price
Options outstanding at December 31, 2018	252,616	$64.71
Granted	53,708	105.81
Exercised	(11,921)	56.25
Forfeited	(10,833)	83.74
Options outstanding at September 30, 2019	283,570	$72.12

Exercisable at September 30, 2019	154,539	$58.18

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

The weighted-average grant date fair value of options that were granted during the nine months ended September 30, 2019 was $47.84.

The following table provides the assumptions used in the Black-Scholes pricing model valuation of options during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Risk-free interest rate	2.35 - 2.58%	2.52 - 3.07%
Expected life (years)	6.25	6.25
Expected volatility	42.52 - 42.74%	41.68 - 42.22%
Expected dividend yield	0%	0%

As of September 30, 2019, there was $4.2 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.8 years.

Restricted Stock

Restricted stock awards are share-settled awards and restrictions lapse ratably over the vesting period, which is generally a period from four to five years, beginning on the first anniversary of the grant date, subject to the employee's continuing service to the Company. For directors, restrictions generally lapse in full on the first anniversary of the grant date.

The following table summarizes restricted stock activity during the nine months ended September 30, 2019:

		Weighted-
		Average
		Grant Date
	Restricted	Fair Value
	Stock	Per Share
Restricted stock at December 31, 2018	323,921	$79.85
Granted	114,467	106.41
Restrictions lapsed	(95,884)	79.32
Forfeited	(20,299)	86.54
Restricted stock at September 30, 2019	322,205	$89.02

As of September 30, 2019, there was $24.4 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 2.8 years.

Performance Stock

Performance stock units (PSUs) are expressed in terms of a target number of PSUs, with anywhere between 0 percent and 150 percent of that target number capable of being earned and vesting at the end of a three-year performance period depending on the Company’s performance in the final year of the performance period and the award recipient’s continued employment.

The following table summarizes performance stock activity during the nine months ended September 30, 2019:

		Weighted-
		Average
		Grant Date
	Performance	Fair Value
	Stock	Per Share
Performance stock at December 31, 2018	52,140	$76.54
Granted	21,434	104.99
Restrictions lapsed	-	-
Performance change	(12,854)	58.35
Forfeited	(2,375)	105.37
Performance stock at September 30, 2019	58,345	$89.82

As of September 30, 2019, there was $2.7 million of unrecognized compensation expense related to non-vested performance stock, which is expected to be recognized over a weighted-average period of 1.9 years.

Employee Stock Purchase Plan

The following table presents the assumptions used to estimate the fair value of the ESPP during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Risk-free interest rate	2.33 - 2.35%	1.48 - 2.06%
Expected life (months)	6.00	6.00
Expected volatility	37.36 - 53.57%	24.49 - 31.50%
Expected dividend yield	0%	0%

 Note 10 – Accumulated Other Comprehensive Loss

Other comprehensive income (loss) is comprised entirely of foreign currency translation adjustments. The following table presents the changes in accumulated other comprehensive income (loss) balances during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Foreign currency translation adjustments
Balance at beginning of period	$(8,494)	$(6,359)	$(8,492)	$(5,234)
Other comprehensive income (loss) before reclassifications	(2,150)	(879)	(2,152)	(2,004)
Amounts reclassified from accumulated other comprehensive loss	-	-	-	-
Net current-period other comprehensive income (loss)	(2,150)	(879)	(2,152)	(2,004)
Balance at end of period	$(10,644)	$(7,238)	$(10,644)	$(7,238)

Note 11 – Income Taxes

The Company is subject to income tax in multiple jurisdictions and the use of estimates is required to determine the provision for income taxes. For the three months ended September 30, 2019 and 2018, the Company recorded an income tax provision of $4.7 million and $4.5 million, respectively. For the nine months ended September 30, 2019 and 2018, the Company recorded an income tax provision of $13.4 million and $12.8 million, respectively. The income tax provision is based on the estimated annual effective tax rate for the year applied to pre-tax income. The effective income tax rate for the three months ended September 30, 2019 was 21.9 percent compared to 17.6 percent in the same period of the prior year. The effective tax rate increased by 4.3 percent for the three months ended September 30, 2019 when compared to the same period in 2018 primarily due to a decrease in tax benefits from the vesting of restricted stock and the exercise of stock options and favorable results from a decrease in the uncertain tax position reserve in 2018. The effective income tax rate for the nine months ended September 30, 2019 was 21.6 percent compared to 18.3 percent in the same period of the prior year. The effective tax rate increased by 3.3 percent for the nine months ended September 30, 2019 when compared to the same period in 2018 primarily due to a decrease in tax benefits from the vesting of restricted stock and the exercise of stock options and favorable results from a decrease in the uncertain tax position reserve in 2018.

The effective income tax rate for the nine months ended September 30, 2019 differs from the U.S. federal statutory rate of 21.0 percent due to various factors, including operating in multiple state and foreign jurisdictions and tax credits for which the Company qualifies.

The Company had unrecognized tax benefits totaling $4.4 million and $4.1 million as of September 30, 2019 and December 31, 2018, respectively, all of which, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and penalties related to income tax matters in income tax expense, and reports the liability in current or long-term income taxes payable as appropriate.

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

Revenue and income from operations by reportable segment for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Revenue:
United States	$92,916	$90,732	$271,877	$261,253
Europe	20,721	21,273	62,915	61,431
Japan	3,818	3,425	12,047	10,143
Total revenue	$117,455	$115,430	$346,839	$332,827

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Income from Operations:
United States	$28,109	$30,479	$82,367	$88,579
Europe	4,045	5,465	12,022	12,835
Corporate Unallocated and Japan	(10,881)	(10,913)	(34,095)	(32,671)
Total Income from Operations	$21,273	$25,031	$60,294	$68,743

Total long-lived assets at September 30, 2019 and December 31, 2018 were as follows:

	September 30,	December 31,
(in thousands)	2019	2018
Total long-lived assets:
United States	$203,771	$185,979
Europe	40,353	34,577
Japan	8,455	7,445
Total Assets	$252,579	$228,001

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

During the three months ended September 30, 2019, we served 21,471 unique product developers and engineers who purchased our products through our web-based customer interface, an increase of 3.3% over the same period in 2018. During the nine months ended September 30, 2019, we served 40,791 unique product developers and engineers who purchased our products through our web-based customer interface, an increase of 5.1% over the same period in 2018.

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

Research and development. Research and development expense consists primarily of personnel and outside service costs related to the development of new processes and product lines, enhancement of existing product lines, development of software for internal use, maintenance of internally developed software, quality assurance and testing. Costs for internal use software are evaluated by project and capitalized where appropriate under ASC 350-40, Intangibles — Goodwill and Other, Internal-Use Software. We expect research and development expense to increase in the future as we seek to enhance our e-commerce interface technology, internal software and supporting business systems.

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

	Three Months Ended September 30,				Change		Nine Months Ended September 30,				Change
(dollars in thousands)	2019		2018		$	%	2019		2018		$	%
Revenue	$117,455	100.0	$115,430	100.0	$2,025	1.8	$346,839	100.0	$332,827	100.0	$14,012	4.2
Cost of revenue	57,839	49.2	53,027	45.9	4,812	9.1	168,127	48.5	153,303	46.1	14,824	9.7
Gross profit	59,616	50.8	62,403	54.1	(2,787)	(4.5)	178,712	51.5	179,524	53.9	(812)	(0.5)
Operating expenses:
Marketing and sales	17,604	15.0	16,818	14.6	786	4.7	55,466	16.0	50,947	15.3	4,519	8.9
Research and development	8,359	7.1	7,458	6.5	901	12.1	24,541	7.1	21,155	6.4	3,386	16.0
General and administrative	12,380	10.5	13,096	11.3	(716)	(5.5)	38,411	11.0	38,679	11.6	(268)	(0.7)
Total operating expenses	38,343	32.6	37,372	32.4	971	2.6	118,418	34.1	110,781	33.3	7,637	6.9
Income from operations	21,273	18.2	25,031	21.7	(3,758)	(15.0)	60,294	17.4	68,743	20.6	(8,449)	(12.3)
Other income, net	228	0.1	390	0.3	(162)	(41.5)	1,566	0.4	1,376	0.4	190	13.8
Income before income taxes	21,501	18.3	25,421	22.0	(3,920)	(15.4)	61,860	17.8	70,119	21.0	(8,259)	(11.8)
Provision for income taxes	4,709	4.0	4,484	3.9	225	5.0	13,391	3.8	12,817	3.8	574	4.5
Net income	$16,792	14.3%	$20,937	18.1%	$(4,145)	(19.8)%	$48,469	14.0%	$57,302	17.2%	$(8,833)	(15.4)%

Stock-based compensation expense included in the statements of operations data above for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Stock options and restricted stock	$2,886	$2,728	$8,858	$7,415
Employee stock purchase plan	326	225	880	571
Total stock-based compensation expense	$3,212	$2,953	$9,738	$7,986

Cost of revenue	$560	$446	$1,466	$1,096
Operating expenses:
Marketing and sales	760	560	1,923	1,380
Research and development	560	419	1,486	1,109
General and administrative	1,332	1,528	4,863	4,401
Total stock-based compensation expense	$3,212	$2,953	$9,738	$7,986

Comparison of Three Months Ended September 30, 2019 and 2018

Revenue

Revenue by reportable segment and the related changes for the three months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,
	2019		2018		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
United States	$92,916	79.1%	$90,732	78.6%	$2,184	2.4%
Europe	20,721	17.6	21,273	18.4	(552)	(2.6)
Japan	3,818	3.3	3,425	3.0	393	11.5
Total revenue	$117,455	100.0%	$115,430	100.0%	$2,025	1.8%

Our revenue increased $2.0 million, or 1.8%, for the three months ended September 30, 2019 compared to the same period in 2018. By reportable segment, revenue in the United States increased $2.2 million, or 2.4%, for the three months ended September 30, 2019 compared to the same period in 2018. Revenue in Europe decreased $0.6 million, or 2.6%, and revenue in Japan increased $0.4 million, or 11.5%, in each case for the three months ended September 30, 2019 compared to the same period in 2018.

Our revenue growth during the three months ended September 30, 2019 was the result of an increase in the volume of product developers and engineers we served. During the three months ended September 30, 2019, we served 21,471 unique product developers and engineers, an increase of 3.3% over the same period in 2018. Our growth in product developers and engineers served increased at a greater rate than our revenue growth, resulting in a decrease in the average spend per product developer and engineer. The decrease in average spend per product developer and engineer was driven by a change in the mix of products with a lower average order size purchased during the quarter by the product developers and engineers we serve.

Our revenue increases were primarily driven by increases in sales personnel and marketing activities. Our sales personnel focus on gaining new customer accounts and expanding the depth and breadth of existing customer accounts. Our marketing personnel focus on marketing activities that result in the greatest number of customer leads to support sales activity. International revenue was negatively impacted by $0.9 million during the three months ended September 30, 2019 compared to the same period in 2018 as a result of foreign currency movements, primarily the weakening of the British Pound and Euro relative to the United States Dollar.

Revenue by product line and the related changes for the three months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,
	2019		2018		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Injection Molding	$55,167	47.0%	$53,681	46.5%	$1,486	2.8%
CNC Machining	40,219	34.2	40,845	35.4	(626)	(1.5)
3D Printing	15,898	13.5	13,845	12.0	2,053	14.8
Sheet Metal	5,280	4.5	6,452	5.6	(1,172)	(18.2)
Other Revenue	891	0.8	607	0.5	284	46.8
Total revenue	$117,455	100.0%	$115,430	100.0%	$2,025	1.8%

By product line, our revenue growth was driven by a 2.8% increase in Injection Molding revenue, a 14.8% increase in 3D Printing revenue and a 46.8% increase in Other Revenue, which was partially offset by a 1.5% decrease in CNC Machining revenue driven by foreign currency exchange rates and a decline in our acquired CNC services and an 18.2% decrease in Sheet Metal revenue, in each case for the three months ended September 30, 2019 compared to the same period in 2018. The decrease in Sheet Metal revenue was driven by a decision to move away from some complex business which was not scalable and did not fit into the envelope of our revised Sheet Metal product offerings.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $4.8 million, or 9.1%, for the three months ended September 30, 2019 compared to the same period in 2018, which was greater than the rate of revenue increase of 1.8% for the three months ended September 30, 2019 compared to the same period in 2018. The increase in cost of revenue resulted from the growth of the business and investments to support future growth. Specifically, the increases were driven by raw material and production cost increases of $1.4 million, an increase in direct labor headcount resulting in personnel and related cost increases of $1.6 million and equipment and facility-related cost increases of $1.8 million to support increased sales volumes and future growth of the business.

Gross Profit and Gross Margin. Gross profit decreased from $62.4 million in the three months ended September 30, 2018 to $59.6 million in the three months ended September 30, 2019 primarily due to an increase in expenses associated with the cost of revenue. Gross margin decreased from 54.1% in the three months ended September 30, 2018 to 50.8% in the three months ended September 30, 2019 due to the timing and mix of revenue, with the RAPID acquisition being the primary driver of the mix related impact, and increased repair and maintenance and higher production supply spend in our CNC Machining and Injection Molding operations in the United States.

Operating Expenses, Other Income, net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expenses increased $0.8 million, or 4.7%, during the three months ended September 30, 2019 compared to the same period in 2018 due primarily to an increase in headcount resulting in personnel and related cost increases of $0.6 million as well as marketing program cost increases of $0.2 million.

Research and Development. Our research and development expenses increased $0.9 million, or 12.1%, during the three months ended September 30, 2019 compared to the same period in 2018 due to an increase in headcount resulting in personnel and related cost increases of $0.7 million and an increase in administrative and depreciation expenses of $0.2 million.

General and Administrative. Our general and administrative expenses decreased $0.7 million, or 5.5%, during the three months ended September 30, 2019 compared to the same period in 2018 due to stock-based compensation cost decreases of $0.2 million related to a reduction in the value of performance shares, personnel and related cost decreases of $0.3 million primarily driven by a reduction in incentive compensation, as well as a $0.3 million decrease in amortization cost driven by allocations to other expense categories to appropriately reflect the nature of our intangible assets, which were partially offset by professional and administrative cost increases of $0.1 million.

Other Income, net. We recognized other income, net of $0.2 million for the three months ended September 30, 2019, a decrease of $0.2 million compared to other income, net of $0.4 million for the three months ended September 30, 2018. Other income, net for the three months ended September 30, 2019 primarily consisted of $0.5 million in interest income on investments, which was partially offset by a $0.3 million loss on foreign currency. Other income, net for the three months ended September 30, 2018 primarily consisted of $0.5 million in interest income on investments and a $0.1 million gain on foreign currency, which was partially offset by a $0.2 million loss on the sale of an asset.

Provision for Income Taxes. Our effective tax rate of 21.9% for the three months ended September 30, 2019 increased 4.3% compared to 17.6% for the same period in 2018. The increase in the effective tax rate is primarily due to a decrease in tax benefits from the vesting of restricted stock and the exercise of stock options and favorable results from a decrease in the uncertain tax position reserve in 2018. Our income tax provision of $4.7 million for the three months ended September 30, 2019 increased $0.2 million compared to our income tax provision of $4.5 million for the three months ended September 30, 2018.

Comparison of Nine Months Ended September 30, 2019 and 2018

Revenue

Revenue by reportable segment and the related changes for the nine months ended September 30, 2019 and 2018 were as follows:

	Nine Months Ended September 30,
	2019		2018		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
United States	$271,877	78.4%	$261,253	78.5%	$10,624	4.1%
Europe	62,915	18.1	61,431	18.5	1,484	2.4
Japan	12,047	3.5	10,143	3.0	1,904	18.8
Total revenue	$346,839	100.0%	$332,827	100.0%	$14,012	4.2%

Our revenue increased $14.0 million, or 4.2%, for the nine months ended September 30, 2019 compared to the same period in 2018. By reportable segment, revenue in the United States increased $10.6 million, or 4.1%, for the nine months ended September 30, 2019 compared to the same period in 2018. Revenue in Europe increased $1.5 million, or 2.4%, and revenue in Japan increased $1.9 million, or 18.8%, in each case for the nine months ended September 30, 2019 compared to the same period in 2018.

Our revenue growth during the nine months ended September 30, 2019 was the result of an increase in the volume of product developers and engineers we served. During the nine months ended September 30, 2019, we served 40,791 unique product developers and engineers, an increase of 5.1% over the same period in 2018. Our growth in product developers and engineers served increased at a greater rate than our revenue growth, resulting in a decrease in the average spend per product developer and engineer. The decrease in average spend per product developer and engineer was driven by a change in the mix of products with a lower average order size purchased during the year by the product developers and engineers we serve.

Our revenue increases were primarily driven by increases in sales personnel and marketing activities. Our sales personnel focus on gaining new customer accounts and expanding the depth and breadth of existing customer accounts. Our marketing personnel focus on marketing activities that result in the greatest number of customer leads to support sales activity. International revenue was negatively impacted by $3.9 million during the nine months ended September 30, 2019 compared to the same period in 2018 as a result of foreign currency movements, primarily the weakening of the British Pound and Euro relative to the United States Dollar.

Revenue by product line and the related changes for the nine months ended September 30, 2019 and 2018 were as follows:

	Nine Months Ended September 30,
	2019		2018		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Injection Molding	$165,935	47.8%	$156,610	47.1%	$9,325	6.0%
CNC Machining	116,979	33.7	115,364	34.7	1,615	1.4
3D Printing	45,644	13.2	39,418	11.8	6,226	15.8
Sheet Metal	15,777	4.5	19,002	5.7	(3,225)	(17.0)
Other Revenue	2,504	0.8	2,433	0.7	71	2.9
Total revenue	$346,839	100.0%	$332,827	100.0%	$14,012	4.2%

By product line, our revenue growth was driven by a 6.0% increase in Injection Molding revenue, a 1.4% increase in CNC Machining revenue, a 15.8% increase in 3D Printing revenue, and a 2.9% increase in Other Revenue, which was partially offset by a 17.0% decrease in Sheet Metal revenue, in each case for the nine months ended September 30, 2019 compared to the same period in 2018. The decrease in Sheet Metal revenue was driven by a decision to move away from some complex business which was not scalable and did not fit into the envelope of our revised Sheet Metal product offerings.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $14.8 million, or 9.7%, for the nine months ended September 30, 2019 compared to the same period in 2018, which was greater than the rate of revenue increase of 4.2% for the nine months ended September 30, 2019 compared to the same period in 2018. The increase in cost of revenue resulted from the growth of the business and investments to support future growth. Specifically, the increases were driven by raw material and production cost increases of $2.4 million, an increase in direct labor headcount resulting in personnel and related cost increases of $7.7 million and equipment and facility-related cost increases of $4.7 million to support increased sales volumes and future growth of the business.

Gross Profit and Gross Margin. Gross profit decreased from $179.5 million in the nine months ended September 30, 2018 to $178.7 million in the nine months ended September 30, 2019 primarily due to an increase in expenses associated with the cost of revenue. Gross margin decreased from 53.9% in the nine months ended September 30, 2018 to 51.5% in the nine months ended September 30, 2019 due to investments in facilities and personnel to support future growth and the timing and mix of revenue, with the RAPID acquisition being the primary driver of the mix related impact.

Operating Expenses, Other Income, net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expenses increased $4.5 million, or 8.9%, during the nine months ended September 30, 2019 compared to the same period in 2018 due primarily to an increase in headcount resulting in personnel and related cost increases of $3.5 million as well as marketing program cost increases of $1.0 million.

Research and Development. Our research and development expenses increased $3.4 million, or 16.0%, during the nine months ended September 30, 2019 compared to the same period in 2018 due to an increase in headcount resulting in personnel and related cost increases of $2.7 million, as well as an increase in administrative and depreciation expenses of $0.7 million.

General and Administrative. Our general and administrative expenses decreased $0.3 million, or 0.7%, during the nine months ended September 30, 2019 compared to the same period in 2018 due to personnel and related cost decreases of $0.4 million primarily driven by lower incentive compensation, decreases in professional services costs of $0.3 million and a decrease in amortization cost of $0.7 million driven by allocations to other expense categories to appropriately reflect the nature of our intangible assets, which were partially offset by stock-based compensation cost increases of $0.4 million and administrative cost increases of $0.7 million.

Other Income, net. We recognized other income, net of $1.6 million for the nine months ended September 30, 2019, a $0.2 million increase compared to other income, net of $1.4 million for the nine months ended September 30, 2018. Other income, net for the nine months ended September 30, 2019 primarily consisted of $1.5 million in interest income on investments. Other income, net for the nine months ended September 30, 2018 primarily consisted of $1.1 million in interest income on investments and a $0.7 million gain on our sale of RAPID Wire & Cable, LLC, which was partially offset by a $0.2 million loss on foreign currency and a $0.2 million loss on the sale of an asset.

Provision for Income Taxes. Our effective tax rate of 21.6% for the nine months ended September 30, 2019 increased 3.3% compared to 18.3% for the same period in 2018. The increase in the effective tax rate is primarily due to a decrease in tax benefits from the vesting of restricted stock and the exercise of stock options and favorable results from a decrease in the uncertain tax position reserve in 2018. Our income tax provision increased by $0.6 million to $13.4 million for the nine months ended September 30, 2019 compared to our income tax provision of $12.8 million for the nine months ended September 30, 2018.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
(dollars in thousands)	2019	2018
Net cash provided by operating activities	$83,779	$84,962
Net cash used in investing activities	(13,242)	(58,493)
Net cash (used in) provided by financing activities	(33,455)	248
Effect of exchange rates on cash and cash equivalents	(560)	(831)
Net increase in cash and cash equivalents	$36,522	$25,886

Sources of Liquidity

Historically, we have primarily financed our operations and capital expenditures through cash flow from operations. We had cash and cash equivalents of $121.6 million as of September 30, 2019, an increase of $36.5 million from December 31, 2018. The increase in our cash was primarily due to cash generated through operations and proceeds from maturities of marketable securities, which were partially offset by investing activity and repurchases of common stock.

Cash Flows from Operating Activities

Cash flows from operating activities were $83.8 million during the nine months ended September 30, 2019 and primarily consisted of net income of $48.5 million, adjusted for certain non-cash items, including depreciation and amortization of $22.7 million, stock-based compensation expense of $9.7 million, deferred taxes of $1.6 million and changes in operating assets and liabilities and other items totaling $1.3 million. Cash flows from operating activities were $85.0 million during the nine months ended September 30, 2018 and primarily consisted of net income of $57.3 million, adjusted for certain non-cash items, including depreciation and amortization of $19.5 million, stock-based compensation expense of $8.0 million, deferred taxes of $1.8 million, amortization of held-to-maturity securities of $0.3 million and gain on sale of business of $0.7 million.

Cash flows from operating activities decreased $1.2 million during the nine months ended September 30, 2019 compared to the same period in 2018, primarily due to decreases in net income of $8.8 million and deferred taxes of $0.2 million, which was partially offset by increases in depreciation and amortization of $3.1 million driven by an increase in capital investments and an increase in stock-based compensation expense of $1.8 million and changes in operating assets and liabilities of $2.9 million driven by timing of cash receipts and payments.

Cash Flows from Investing Activities

Cash used in investing activities was $13.2 million during the nine months ended September 30, 2019, consisting $46.2 million for the purchases of property, equipment and other capital assets, $17.4 million for purchases of marketable securities and $4.0 million for purchases of other assets and investments, which were partially offset by $54.4 million in proceeds from maturities of marketable securities.

Cash used in investing activities was $58.5 million during the nine months ended September 30, 2018, consisting of $61.9 million for the purchases of property, equipment and other capital assets, $41.4 million for the purchases of marketable securities and $0.1 million in cash used for acquisitions, which were partially offset by $44.7 million in proceeds from maturities of marketable securities and $0.2 million in proceeds from the sale of businesses.

Cash Flows from Financing Activities

Cash used in financing activities was $33.4 million during the nine months ended September 30, 2019, consisting of $33.5 million in repurchases of common stock and $2.4 million in purchases of shares withheld for tax obligations associated with equity transactions, which were partially offset by $2.5 million in proceeds from the exercise of stock options.

Cash provided by financing activities was $0.3 million during the nine months ended September 30, 2018, consisting of proceeds from the exercise of stock options of $7.3 million, which were partially offset by payments on debt of $5.0 million and $2.0 million in purchases of shares withheld for tax obligations associated with equity transactions.

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

We have not used forward contracts or currency borrowings to hedge our exposure to foreign currency risk. Foreign currency risk can be assessed by estimating the change in results of operations or financial position resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would generally not have a material impact on our financial position, but could have a material impact on our results of operations. We recognized foreign currency losses of $0.3 million and $0.2 million during the three and nine months ended September 30, 2019, respectively. We recognized foreign currency gains of $0.1 million in the three months ended September 30, 2018 and foreign currency losses of $0.2 million in the nine months ended September 30, 2018, respectively. The changes in foreign exchange rates had a negative impact on consolidated revenue of $0.9 million for the three months ended September 30, 2019 and $3.9 million for the nine months ended September 30, 2019.

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

On June 23, 2016, the United Kingdom (UK) held a referendum in which voters approved a withdrawal from the European Union (EU), commonly referred to as “Brexit.” The timing of the UK’s exit from the EU remains uncertain; the EU has extended the deadline for the UK to exit the EU until October 31, 2019 with a current proposal to extend the date further to January 31, 2020. The terms of the withdrawal are subject to ongoing negotiation that has created significant uncertainty about the future relationship between the UK and the EU. It is possible that the level of economic activity in this region will be adversely impacted and that there will be increased regulatory and legal complexities, including those relating to tax, trade, security and employees. In addition, Brexit could lead to economic uncertainty, including significant volatility in global stock markets and currency exchange rates, which may adversely impact our business. To mitigate the potential impact of Brexit on the import and export of goods to and from the UK, the Company is establishing business processes with shipping entities, including obtaining Authorized Economic Operator certification. In addition, the Company is increasing inventory in the UK and EU in an effort to maintain inventory required to meet customer demand in the event of disruption in shipments. Although the specific terms and the timeframe of the negotiations are unknown, it is possible that these changes could adversely affect our business and results of operations.

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

The common stock repurchase does not obligate us to repurchase any dollar amount or number of shares. During the three months ended September 30, 2019, we repurchased 128,077 shares of our common stock at a total purchase price of $12.1 million under this program. Common stock repurchase activity through September 30, 2019 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)
July 1, 2019 through July 31, 2019	-	$-	-	$61,962
August 1, 2019 through August 31, 2019	128,077	$94.53	128,077	$49,854
September 1, 2019 through September 30, 2019	-	$-	-	$49,854
	128,077	$94.53	128,077	$49,854

(1) Effective May 15, 2019 the Board of Directors authorized the repurchase of shares of the Company’s common stock from time to time on the open market or in privately negotiated purchases, at an aggregate purchase price of up to $100 million. The term of the program runs through December 31, 2023.

Item 3. Defaults Upon Senior Securities

No matters to disclose.

Item 4. Mine Safety Disclosures

No matters to disclose.

Item 5. Other Information

No matters to disclose.

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit Number	Description of Exhibit
3.1(1)	Third Amended and Restated Articles of Incorporation of Proto Labs, Inc.
3.2(2)	Articles of Amendment to Third Amended and Restated Articles of Incorporation of Proto Labs, Inc. dated May 20, 2015
3.3(3)	Second Amended and Restated By-Laws of Proto Labs, Inc., as amended through November 8, 2016
10.1(4)	Amended and Restated Executive Employment Agreement, dated August 1, 2019, by and between Proto Labs, Inc. and Victoria M. Holt
10.2(5)	Amended and Restated Severance Agreement, dated August 1, 2019, by and between Proto Labs, Inc. and John A. Way
99.1(6)	Form of Executive Severance Agreement
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3.1 to the Company's Form 8-K (File No. 001-35435), filed with the Commission on May 21, 2015 and incorporated by reference herein.
(3)	Previously filed as Exhibit 3.1 to the Company's Form 8-K (File No. 001-35435), filed with the Commission on November 8, 2016 and incorporated by reference herein.
(4)	Previously filed as Exhibit 10.1 to the Company's Form 8-K (File No. 001-35435), filed with the Commission on August 2, 2019 and incorporated by reference herein.
(5)	Previously filed as Exhibit 10.2 to the Company's Form 8-K (File No. 001-35435), filed with the Commission on August 2, 2019 and incorporated by reference herein.
(6)	Previously filed as Exhibit 99.2 to the Company's Form 8-K (File No. 001-35435), filed with the Commission on August 2, 2019 and incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Proto Labs, Inc.

Date: October 29, 2019	/s/ Victoria M. Holt
Victoria M. Holt
President and Chief Executive Officer (Principal Executive Officer)

Date: October 29, 2019	/s/ John A. Way
John A. Way
Chief Financial Officer (Principal Financial Officer)