Form 10-K
period 2019-12-31
Proto Labs Inc
filed 2020-02-26
CIK 1443669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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

As of June 30, 2019 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $3.1 billion.

As of February 14, 2020, there were 26,787,910 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2020 Annual Meeting of Shareholders are incorporated by reference to Part III of this Annual Report on Form 10-K.

Special Note Regarding Forward Looking Statements

Statements contained in this Annual Report on Form 10-K regarding matters that are not historical or current facts are “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve known and unknown risks, uncertainties and other factors which may cause our results to be materially different than those expressed or implied in such statements. In particular, some of the risks associated with our business include:

•	the level of competition in our industry and our ability to compete;

•	our ability to respond to changes in our industry;

•	our ability to effectively grow our business and manage our growth;

•	our ability to continue to sell to existing and new customers;

•	our ability to meet product developers’ and engineers’ needs and expectations regarding quick turnaround time, price and specifications for quality;

•	the adoption rate of e-commerce and 3D CAD software by product developers and engineers;

•	our ability to process a large volume of designs and identify significant opportunities in our business;

•	our ability to maintain and enhance our brand;

•	our ability to successfully identify, complete and integrate acquisitions or other strategic transactions;

•	our ability to complete and successfully launch updates to our systems;

•	the loss of key personnel or failure to attract and retain additional personnel;

•	system interruptions at our operating facilities;

•	possible unauthorized access to customers’ confidential information stored in our systems; and

•	our ability to protect our intellectual property and not infringe on others’ intellectual property.

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

We have experienced significant growth since our inception in 1999. We have grown our total revenue from $264.1 million in 2015 to $458.7 million in 2019. We have grown our net income from $46.5 million in 2015 to $63.7 million in 2019.

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

●	rapid overmolding technology in 2016 and insert molding technology in 2017, both of which expanded the breadth of our manufacturing capabilities in our Injection Molding product line;
●	PolyJet and Multi Jet Fusion (MJF) in 2017, which expanded the processes with which we produce 3D printed parts;

●	injection molding commercial offerings tailored to on-demand manufacturing customers in 2017;
●	sheet metal fabrication capability through our acquisition of RAPID Manufacturing Group, LLC (RAPID) in 2017;
●	expanded CNC machining capabilities for larger and more complex parts through our acquisition of RAPID in 2017;
●	Carbon Digital Light Synthesis(TM) (DLS) in 2019, which further expanded the processes with which we produce 3D printed parts; and
●	during 2018 and 2019, we have been working on enhancements to our e-commerce customer interface and back-end operations software. These enhancements are expected to launch in 2020 and are designed to add value for our customers and support the growth of the business in the future.

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

Key elements of our solution include:

Sophisticated Technology that Reduces Turnaround Time and Provides Consistency in Lead Time

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

Scale to Process Large Numbers of Unique Part Designs

Our proprietary, highly scalable quoting technology addresses the manual processes conventionally involved in submitting a design, analyzing its manufacturability, making design revision recommendations and generating price quotations. This enables us to quickly analyze high volumes of 3D CAD part design submissions and provide feedback to our prospective product developer and engineer customers. In 2019 alone, we generated quotations for over 1,000,000 design submissions. Our proprietary manufacturing automation technology is also highly scalable, enabling us to process large numbers of unique designs and, combined with our manufacturing processes, efficiently and effectively manufacture high volumes of parts to meet the needs of product developers and engineers.

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

CNC Machining

Our CNC Machining product line uses commercially available CNC machines to offer milling and turning. CNC milling is a manufacturing process that cuts plastic and metal blocks into one or more custom parts based on the 3D CAD model uploaded by the product developer or engineer. CNC turning with live tooling combines both lathe and mill capabilities to machine parts with cylindrical features from metal rod stock. Our efficiencies derive from the automation of the programming of these machines and a proprietary fixturing process. Quick-turn CNC machining works best for prototyping, form and fit testing, jigs and fixtures and functional components for end-use applications. We offer competitive pricing at higher quantities, in addition to First Article Inspection (FAI) reporting, material certifications and additional in-house and outsourced finishing options, like anodizing and chromate plating. The CNC Machining product line is well suited to produce small quantities, typically in the range of 15 to 1,000 parts.

3D Printing

Our 3D Printing product line includes SL, SLS, DMLS, MJF, PolyJet and Carbon DLS processes, which offers customers a wide-variety of high-quality, precision rapid prototyping and low volume production. These processes create parts with a high level of accuracy, detail, strength and durability. Industrial 3D Printing is best suited for functional prototypes, complex designs and end-use applications. 3D Printing is well suited to produce small quantities, typically in the range of one to several hundred parts.

Sheet Metal

Our Sheet Metal product line includes quick-turn and e-commerce-enabled custom sheet metal parts, providing customers with prototype and low-volume production parts. The rapid prototype sheet metal process is most often used when form, fit and function are all a priority. Our manufacturing process uses customer 3D CAD models uploaded by the product developer or engineer to fabricate rapid prototyping sheet metal or end-use production parts and assemblies. The Sheet Metal product line is well suited to produce quantities in the range of one to 500 parts.

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

We believe there may be opportunities to grow by identifying and expanding into select additional geographic markets. We currently operate in the United States, Europe and Japan, where we believe a substantial portion of the world’s product developers and engineers are located. We entered the European market in 2005 and launched operations in Japan in 2009. For 2019, revenue earned in these markets represents approximately 22.0% of our total revenue. While we currently do not have specific plans to expand our manufacturing into any particular geographic markets, we believe opportunities exist to serve the needs of product developers and engineers in select new geographic regions and we will continue to evaluate such opportunities if and when they arise.

We plan to further enhance the functionality and ease of use of our platform and expand the capabilities of our customer-facing and back-end systems in order to further increase automation and meet the evolving needs of product developers and engineers worldwide. We believe product developers and engineers have come to expect advanced web-based tools and a fully integrated Internet platform from their vendors. We will continue to use the Internet to provide product developers and engineers with a standardized interface through which they can upload their 3D CAD models and obtain firm, interactive quotations quickly and efficiently.

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

We were founded with Injection Molding which represents 47.4% of our total revenue for the year ended December 31, 2019. Examples of new manufacturing services we have added include CNC Machining, 3D Printing and Sheet Metal. Our CNC Machining product line was first introduced in the United States and Europe in 2007, expanded to Japan in 2009, and further expanded in the United States through our acquisition of RAPID in November 2017. CNC Machining represents 33.9% of our total revenue for the year ended December 31, 2019. 3D printing technologies were introduced through our acquisition of FineLine in April 2014. We further expanded our 3D printing capabilities in October 2015 through our acquisition of Alphaform. Our 3D product line represents 13.4% of our total revenue for the year ended December 31, 2019. Our Sheet Metal product line was introduced through our acquisition of RAPID in November 2017 and represents 4.6% of total revenue for the year ended December 31, 2019.

We continue to expand our core product lines through product line extensions including liquid silicone rubber injection molding, lathe-turned parts, rapid overmolding, insert molding, PolyJet, MJF and Carbon DLS. We introduced liquid silicone rubber injection molding during 2014. In 2015, we introduced lathe-turned products to expand our CNC product line. In 2016, we expanded the breadth of our manufacturing capabilities by adding rapid overmolding technology. In 2017, we added insert molding to our Injection Molding product line and PolyJet and MJF to our 3D Printing product line. In addition, we launched on-demand manufacturing to address the needs of the low-volume, high-mix product segment. We also opened our first metrology lab in 2017 for enhanced inspection reporting on end-use production parts, including First Article Inspection Reports and digital inspection reports. In 2019, we added Carbon DLS to provide a cost-effective production solution for geometric complexities that cannot be molded or otherwise fabricated.

Enhance Customer Experience

We serve nearly all our customers over the internet using our e-commerce, digital model. The majority of customers upload CAD files through our secure e-commerce platform to receive a quote, and ultimately, place an order. The order is then processed through our digital model that is connected by our systems. Having an industry leading customer experience is important to our overall growth strategy. In 2019, and as we look to 2020, the Company is focused on Protolabs 2.0, an internal project focused on our business systems designed to evolve the way we engage and serve our customers. Through development of our customer-facing and back-end systems, Protolabs 2.0 will allow us to capitalize on the market opportunity and properly serve the long-term needs of our customers. We expect the long-term benefits of the project to be an improved customer experience, speed and scalability of the business, internal business insights and internal productivity.

Broaden the Parts Envelope

We regularly analyze the universe of customer design submissions that we are currently unable to manufacture and focus a portion of our research and development efforts to expand the range of parts that we can produce. Since we first introduced our Injection Molding product line in 1999, we have steadily expanded the size and geometric complexity of the injection-molded parts we are able to manufacture, and we continue to extend the diversity of materials we are able to support. Similarly, since first introducing our CNC Machining product line in 2007, we have expanded the range of part sizes, design geometries and materials we can support. In 2017, we launched PolyJet and MJF, which expanded our 3D Printing processes to support a broader range of our customers needs. Through our acquisition of RAPID in November 2017, we added quick-turn and e-commerce-enabled Sheet Metal services to our portfolio and expanded our CNC Machining capabilities to support larger and more complex projects. In 2019, we added Carbon DLS to our 3D Printing processes, introduced precision color matching on Injection Molding parts and launched production capabilities for metal 3D Printing. As we continue to expand the range of our existing process capabilities, we believe we will meet the needs of a broader set of product developers and engineers and consequently convert a higher number of quotation requests into orders.

Marketing

As a customer centric organization, we continue to evolve our go-to-market strategy. Our global marketing effort generates prospects for our sales teams and seeks to strengthen our reputation as an industry leader in digital manufacturing services for custom prototyping and low-volume manufacturing. Since we are an agile, technology-based company, much of our marketing activities occur online. We use marketing automation software to enhance the productivity of our marketing and sales teams and continuously track the results of every campaign to ensure our return on investment.

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

We believe our sales staff is adept at researching customer companies and networking to find additional product developers and engineers who may have a need for our products. We also have a team of customer service engineers who can support highly technical engineering discussions with product developers and engineers as required during the sales process. Our revenue is generated from a diverse customer base, with no single customer company representing more than 2% of our total revenue in 2019.

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

●	Brokers. There are an increasing number of digital brokers that provide product developers with a network of manufacturers, generally a subset of the other custom parts manufacturers described above, that can offer a diverse range of capabilities, capacity, competitive pricing and desired lead times to meet customer demand.

We believe that the key competitive factors in our industry include:

●	Quality: dimensional accuracy, surface finish, material properties, color and cleanliness;

●	Speed: turnaround time for quotations and parts;

●	Reliability: greater than 97% on-time delivery with predictable lead times;

●	Service: overall customer experience, from web interface to post-sales support;

●	Capability: range of part sizes and dimensional complexities supported, variety of manufacturing processes offered, materials supported and post-processing provided;

●	Scale: ability to support thousands of part designs in parallel;

●	Capacity: ability to manage peaks in demand with very short lead times and no minimum order quantities; and

●	Price: mold and part pricing, including total cost of ownership.

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

Intellectual Property

We regard our patents, trademarks, service marks, trade dress, trade secrets, copyrights, domain names and other intellectual property as valuable to our business and rely on patent, trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, vendors and others to protect our proprietary rights. We register our patents, trademarks and service marks in the United States and other jurisdictions as we deem appropriate. As of December 31, 2019, we owned and had applications pending for patents relating to various aspects of our quoting and manufacturing processes as follows:

Jurisdiction	Issued Patents	Applications Pending
United States	18	11
United Kingdom	2	0
Germany	0	2

Our patents have expiration dates ranging from 2022 to 2032. We also owned approximately 20 registered and 3 pending United States trademarks or service marks as of December 31, 2019, with corresponding registered protection in Europe and Japan for the most important of these marks such as PROTO LABS, PROTOMOLD, FIRSTCUT, PROTOQUOTE, FIRSTQUOTE, PROTOFLOW and FINELINE, corresponding approved protection in Canada for PROTO LABS, FIRSTCUT and FINELINE, and corresponding registered protection in Australia, Canada and Mexico for PROTOMOLD. There can be no assurance that the steps we take to protect our proprietary rights will be adequate or that third parties will not infringe or misappropriate such rights. We have been subject to claims and expect to be subject to legal proceedings and claims from time to time in the ordinary course of our business. In particular, we may face claims from third parties that we have infringed their patents, trademarks or other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. Any unauthorized disclosure or use of our intellectual property could make it more expensive to do business and harm our operating results.

Employees

As of December 31, 2019 we had 2,535 full-time employees. We also regularly use independent contractors and other temporary employees across the organization to augment our regular staff. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

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

Executive Officers of the Registrant

Set forth below are the names of our current executive officers, their ages, titles, the year first appointed as an executive officer, and employment for the past five years:

Victoria M. Holt	62	President, Chief Executive Officer and Director
Robert Bodor	47	Vice President/General Manager – Americas
John A. Way	47	Chief Financial Officer and Executive Vice President of Development
Arthur R. Baker III	52	Chief Technology Officer
Bjoern Klaas	50	Vice President/General Manager and Managing Director – Europe, Middle East and Africa

Executive officers of the Company are elected at the discretion of the board of directors with no fixed terms. There are no family relationships between or among any of the executive officers or directors of the Company.

Victoria M. Holt. Ms. Holt has been our President and Chief Executive Officer since February 2014. Prior to joining Proto Labs, Ms. Holt served as President and Chief Executive Officer of Spartech Corporation, a leading producer of plastic sheet, compounds and packaging products, from September 2010 until Spartech was purchased by PolyOne Corporation in March 2013. Ms. Holt also is a member of the Board of Directors of Waste Management, Inc. and Piper Sandler Companies.

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

John A. Way. Mr. Way has served as our Chief Financial Officer and Executive Vice President of Development since December 2014. From September 2012 to September 2014, Mr. Way served as Chief Financial Officer for portfolio companies of two Private Equity Firms. From October 2002 to September 2012, Mr. Way worked in senior financial positions at several divisions within UnitedHealth Group, including Chief Financial Officer of Optum Care, Medicare Advantage and OptumHealth.

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

The market for custom parts manufacturing is fragmented and highly competitive. We compete for customers with a wide variety of custom parts manufacturers and methods. Some of our current and potential competitors include captive in-house product lines, other custom parts manufacturers, brokers of custom parts and alternative manufacturing vendors such as those utilizing 3D printing processes. Moreover, some of our existing and potential competitors are researching, designing, developing and marketing other types of products and product lines. We also expect that future competition may arise from the development of allied or related techniques for custom parts manufacturing that are not encompassed by our patents, from the issuance of patents to other companies that may inhibit our ability to develop certain products and from improvements to existing technologies. Furthermore, our competitors may attempt to adopt and improve upon key aspects of our business model, such as development of technology that automates much of the manual labor conventionally required to quote and manufacture custom parts, implementation of interactive web-based and automated user interface and quoting systems and/or building scalable operating models specifically designed for efficient custom production. Third-party CAD software companies may develop software that mold-makers, injection molders and CNC machine shops could use to compete with our business model. Additive manufacturers may develop stronger, higher temperature resins or introduce other improvements that could more effectively compete with us on part quality. We may also, from time to time, establish alliances or relationships with other competitors or potential competitors. To the extent companies terminate such relationships and establish alliances and relationships with our competitors, our business could be harmed.

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

In particular, we plan to increase our research and development efforts and to continue to focus a significant portion of those efforts to further develop our technology in areas such as our interactive user interface and manufacturing processes, potentially introduce new manufacturing processes within the research and development initiative we refer to as Protoworks, and broaden the range of parts that we are able to manufacture. We believe successful execution of this part of our business plan is critical for our ability to compete in our industry and grow our business, and there are no guarantees we will be able to do so in a timely fashion, or at all. Broadening the range of parts we offer is of particular importance since limitations in manufacturability are the primary reason we are not able to fulfill many quotation requests. There are no guarantees that the resources devoted to executing on this aspect of our business plan will improve our business and operating results or result in increased demand for our products and product lines. Failures in this area could adversely impact our operating results and harm our reputation and brand. Even if we are successful in executing in these areas, our industry is subject to rapid and significant technological change, and our competitors may develop new technologies, processes and product lines that are superior to ours. Our research and development costs were approximately $32.7 million, $28.7 million and $23.6 million for the years ended December 31, 2019, 2018 and 2017, respectively, and there is no guarantee that these costs will enable us to maintain or grow our revenue profitability. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for additional discussion related to research and development costs.

Any failure to properly meet the needs of product developers and engineers or respond to changes in our industry on a cost-effective and timely basis, or at all, would likely have a material adverse effect on our business and operating results and harm our competitive position.

Our failure to meet our customers' expectations regarding quick turnaround time would adversely affect our business and results of operations.

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

Our failure to meet our customers’ price expectations would adversely affect our business and results of operations.

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

Our failure to meet our customers' quality specifications would adversely affect our business and results of operations.

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

Over the past several years, we have experienced rapid growth. For example, we have grown from 1,549 full-time employees as of January 1, 2016 to 2,535 full-time employees as of December 31, 2019. We have expanded internationally, including establishing manufacturing operations in Europe in 2005 and Japan in 2009. In 2014, we expanded our product lines with 3D Printing through our acquisition of FineLine. In 2015, we expanded our manufacturing operations and our 3D Printing product lines in Europe through our acquisition of Alphaform. In 2017, we expanded our product lines to include Sheet Metal through our acquisition of RAPID. We expect this growth to continue and the number of countries and facilities from which we operate to increase in the future. Our ability to effectively manage our anticipated growth and expansion of our operations will require us to do, among other things, the following:

•

enhance our operational, financial and management controls and infrastructure, human resource policies, and reporting systems and procedures, in particular as we continue to operate as a global organization;

•	effectively scale our operations, including accurately predicting the need for floor space, equipment, and additional staffing;

•	successfully identify, recruit, hire, train, develop, maintain, motivate and integrate additional employees; and

•	expand our international resources.

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

We may experience difficulties implementing our new e-commerce system and updates to our back-end systems.

We are engaged in implementing a new e-commerce system. The e-commerce system is designed to improve our customer experience which will allow us to capitalize on the market opportunity and properly serve the long-term needs of our customers. We are updating back-end systems with standard software packages augmented by internally developed software to ensure the scalability of our architecture moving forward. These activities have required, and will continue to require, the investment of significant personnel and financial resources. We may not be able to successfully implement the e-commerce system without experiencing delays, increased costs and other difficulties. If we are unable to successfully design and implement the new e-commerce system and supporting architecture as planned, our financial positions, results of operations and cash flows could be negatively impacted. Additionally, if we do not effectively implement the new e-commerce system as planned or the back-end systems do not operate as intended, our ability to process orders, manufacture and ship parts, send invoices and track payments, fulfill contractual obligations or otherwise operate our business could be adversely affected. While we have invested significant resources in planning, project management, and training, additional and significant implementation issues may arise.

Numerous factors may cause us not to maintain the revenue growth that we have historically experienced.

Although our revenue has grown over the past five years from $264.1 million for the year ended December 31, 2015 to $458.7 million for the year ended December 31, 2019, we may not be able to maintain our historical rate of revenue growth. We believe that our continued revenue growth will depend on many factors, a number of which are out of our control, including among others, our ability to:

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

Privacy and security laws and regulations may limit the use and disclosure of certain information and require us to adopt certain cybersecurity and data handling practices that may affect our ability to effectively market our services to current, past or prospective customers. In many jurisdictions consumers must be notified in the event of a data security breach, and such notification requirements continue to increase in scope and cost. The changing privacy laws in the United States, Europe and elsewhere—including the General Data Protection Regulation (GDPR) in the European Union, which became effective May 25, 2018, and the California Consumer Privacy Act of 2018, which was enacted on June 28, 2018 and became effective on January 1, 2020—create new individual privacy rights and impose increased obligations, including disclosure obligations, on companies handling personal data. The impact of these continuously evolving laws and regulations could have a material adverse effect on the way we use data to digitally market and pursue our customers.

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

On June 23, 2016, the United Kingdom (UK) held a referendum in which voters approved a withdrawal from the European Union (EU), commonly referred to as “Brexit.” The UK's withdrawal became effective on January 31, 2020. A transition period will apply until the end of 2020 while the UK and EU negotiate rules that will apply to their future relationship. It is possible that the level of economic activity in this region will be adversely impacted and that there will be increased regulatory and legal complexities, including those relating to tax, trade, security and employees. In addition, Brexit could lead to economic uncertainty, including significant volatility in global stock markets and currency exchange rates, which may adversely impact our business. To mitigate the potential impact of Brexit on the import and export of goods to and from the UK, the Company is establishing business processes with shipping entities, including obtaining Authorized Economic Operator certification. In addition, the Company is increasing inventory in the UK and EU in an effort to maintain inventory required to meet customer demand in the event of disruption in shipments. Although the specific terms and the timeframe of the negotiations are unknown, it is possible that these changes could adversely affect our business and results of operations.

We operate a global business that exposes us to additional risks.

We have established our operations in the United States, Europe and Japan and are seeking to further expand our international operations. As of December 31, 2019, we had sold products into approximately 60 countries. In addition to English, our website is available in British English, French, German, Italian, Japanese and Spanish. Our international revenue accounted for approximately 22%, 21% and 24% of our total revenue in the years ended December 31, 2019, 2018 and 2017, respectively. The future growth and profitability of our international business is subject to a variety of risks and uncertainties. Many of the following factors have adversely affected our international operations and sales to customers located outside of the United States and may again in the future:

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

We acquire substantially all of the manufacturing equipment and certain of our materials that are critical to the ongoing operation and future growth of our business from several third parties. We do not have long-term supply contracts with any of our suppliers and operate on a purchase-order basis. While most manufacturing equipment and materials for our products are available from multiple suppliers, certain of those items are only available from single or limited sources. Should any of our present single or limited source suppliers for manufacturing equipment or materials become unavailable or inadequate, or impose terms unacceptable to us such as increased pricing terms, we could be required to spend a significant amount of time and expense to develop alternate sources of supply, and we may not be successful in doing so on terms acceptable to us, or at all. Natural disasters, such as hurricanes, may affect our supply of materials, particularly resins, from time to time, and we may purchase larger amounts of certain materials in anticipation of future shortages or increases in pricing. In addition, if we were unable to find a suitable supplier for a particular type of manufacturing equipment or material, we could be required to modify our existing business processes and offerings to accommodate the situation. As a result, the loss of a single or limited source supplier could adversely affect our relationship with our customers and our results of operations and financial condition.

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

We may be subject to intellectual property infringement claims from individuals, vendors and other companies who have acquired or developed patents in the fields of injection molding, CNC machining, 3D printing, sheet metal fabrication or part production for purposes of developing competing products or for the sole purpose of asserting claims against us. Any claims that our products or processes infringe the intellectual property rights of others, regardless of the merit or resolution of such claims, could cause us to incur significant costs in responding to, defending and resolving such claims, and may prohibit or otherwise impair our ability to commercialize new or existing products. If we are unable to effectively defend our processes, our market share, sales and profitability could be adversely impacted.

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

If we are unable to meet quality standards applicable to our manufacturing and quality processes for the parts we manufacture, our business, financial condition or operating results could be harmed.

As a manufacturer of CNC-machined and injection-molded custom parts, we conform to certain international standards, including International Organization for Standardization, or ISO, 9001:2015 for our injection molding facilities and the AS9001D standard for our CNC-machined facilities in Minnesota. In North Carolina, we conform to the ISO 9001:2015 standard for our plastics manufacturing and the AS9100D standard for our metals manufacturing. In New Hampshire, we conform to the ISO 9001:2015 and the AS9100D standards for our CNC-machined and sheet metal custom parts. We also conform to international standard ISO 9001:2008 at our manufacturing facilities in Feldkirchen, Germany and Eschenlohe, Germany. Additionally, we conform to international standard ISO 13485 at our manufacturing facility in Eschenlohe, Germany and international standard ISO 14001 at our manufacturing facility in Feldkirchen, Germany. Lastly, we conform to international standards ISO 9001, ISO 14001 and ISO 27001 at our facilities in Japan. If any system inspection reveals that we are not in compliance with applicable standards, registrars may take action against us, including issuing a corrective action request or discontinuing our certifications. If any of these actions were to occur, it could harm our reputation as well as our business, financial condition and operating results.

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

In the year ended December 31, 2019, our common stock traded as high as $130.60 and as low as $88.75. The market for our common stock may become less active, liquid or orderly, which could depress the trading price of our common stock. Some of the factors, many of which are outside of our control, that may cause the market price of our common stock to fluctuate include:

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We believe that our facilities are well maintained and of sufficient capacity to support our current operations. We have facilities in the following regions:

United States

Our corporate headquarters are located in Maple Plain, Minnesota in a facility we own encompassing approximately 95,000 square feet of office space. We also own a nearby facility encompassing approximately 35,000 square feet of manufacturing space. We own a facility in Rosemount, Minnesota that encompasses approximately 130,000 square feet of manufacturing and office space. We also own a facility in Plymouth, Minnesota that encompasses approximately 170,000 square feet of manufacturing and office space. In 2018, we purchased a facility in Brooklyn Park, Minnesota that encompasses approximately 215,000 square feet of manufacturing and office space.

We own a facility in Cary, North Carolina that encompasses approximately 77,000 square feet of manufacturing and office space.

In November 2017, we purchased RAPID and assumed the leases of three facilities in Nashua, New Hampshire. The three facilities we lease total approximately 146,000 square feet of manufacturing and office space. The leases expire at various times from 2020 to 2022.

Europe

Our European operations are headquartered in Telford, United Kingdom in a facility we own encompassing approximately 178,000 square feet of office and manufacturing space.

We also lease office space in the United Kingdom; Mosbach, Germany; Le Bourget du Lac, France; Novara, Italy and Nacka, Sweden, for sales, customer service and technical support staff. The leases expire at various times from 2021 to 2025. In October 2015, we purchased Alphaform, headquartered in Feldkirchen (Munich), Germany. As a result of the acquisition, we lease manufacturing and office facilities encompassing approximately 60,000 square feet in Feldkirchen, Germany and approximately 22,000 square feet in Eschenlohe, Germany. The leases expire at various times from 2021 to 2028.

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

As of February 14, 2020, we had 10 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

Outstanding Equity Awards

The following table summarizes, as of December 31, 2019, information about shares of our common stock that may be issued under equity compensation plans approved by shareholders and plans not approved by shareholders:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares in first column)

Equity compensation plans approved by shareholders(1)	656,011	$72.38	6,160,817(2)
Equity compensation plans not approved by shareholders	None	N/A	None

(1)	Includes the 2000 Stock Option Plan, the 2012 Long-Term Incentive Plan and our Employee Stock Purchase Plan.
(2)	Includes 1,168,830 shares remaining available for issuance as of December 31, 2019 under our Employee Stock Purchase Plan.

Performance Graph

The following graph shows a comparison from December 31, 2014 through December 31, 2019 of the cumulative total return for our common stock, the S&P 500 Index and the Russell 2000 Index. We have selected the Russell 2000 Index because the Russell 2000 Index measures the performance of the small market capitalization segment of U.S. equity instruments and we are a member company included in the Russell 2000 Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the S&P 500 Index and the Russell 2000 Index assume reinvestment of dividends.

Index	12/31/14	06/30/15	12/31/15	06/30/16	12/31/16	06/30/17	12/31/17	06/30/18	12/31/18	06/30/19	12/31/19
Proto Labs, Inc.	100.00	100.48	94.83	85.71	76.46	100.13	153.37	177.11	167.94	172.75	151.21
S&P 500	100.00	100.20	99.27	101.94	108.74	117.70	129.86	132.03	121.76	142.88	156.92
Russell 2000	100.00	104.09	94.29	95.62	112.65	117.49	127.46	136.39	111.94	130.04	138.50

Unregistered Sales of Equity Securities and Issuer Purchases of Equity Securities

On May 15, 2019 the Board of Directors authorized the repurchase of shares of the Company’s common stock from time to time on the open market or in privately negotiated purchases, at an aggregate purchase price of up to $100 million. The timing and amount of any share repurchases will be determined by our management based on market conditions and other factors. The term of the program runs through December 31, 2023.

The Company had no repurchases in the fourth quarter of 2019. During the year ended December 31, 2019, we repurchased 326,462 shares at an average price of $102.65 per share for an aggregate purchase price of $33.5 million. We have $49.9 million remaining under this authorization.

Item 6. Selected Financial Data

The following tables set forth selected consolidated financial data for the periods and at the dates indicated. The selected consolidated statements of comprehensive income data for the years ended December 31, 2019, 2018 and 2017 and selected consolidated balance sheets data as of December 31, 2019 and 2018 are derived from our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The selected consolidated statements of comprehensive income data for the years ended December 31, 2016 and 2015 and selected consolidated balance sheet data as of December 31, 2017, 2016 and 2015 are derived from our audited consolidated financial statements not included in this report.

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

	Year Ended December 31,
(in thousands, except share and per share amounts)	2019	2018	2017	2016	2015

Consolidated Statements of Comprehensive Income Data
Revenue	$458,728	$445,596	$344,490	$298,055	$264,106
Cost of revenue	223,438	206,917	150,648	131,118	109,703
Gross profit	235,290	238,679	193,842	166,937	154,403
Operating expenses:
Marketing and sales	72,976	68,533	56,856	46,131	39,188
Research and development	32,692	28,735	23,560	22,388	18,350
General and administrative	49,766	52,513	41,200	36,651	29,716
Total operating expenses	155,434	149,781	121,616	105,170	87,254
Income from operations	79,856	88,898	72,226	61,767	67,149
Other income, net	1,337	2,757	2,209	2,454	712
Income before income taxes	81,193	91,655	74,435	64,221	67,861
Provision for income taxes	17,538	15,067	22,657	21,514	21,347
Net income	$63,655	$76,588	$51,778	$42,707	$46,514

Net income per share(1)
Basic	$2.37	$2.84	$1.94	$1.62	$1.79
Diluted	$2.35	$2.81	$1.93	$1.61	$1.77
Weighted average shares outstanding(1)
Basic	26,866,985	26,982,614	26,647,610	26,365,173	26,005,858
Diluted	27,049,423	27,278,816	26,845,071	26,564,639	26,320,284
Other comprehensive income (loss) (net of tax)
Foreign currency translation adjustments	$1,474	$(3,258)	$5,519	$(5,541)	$(2,283)
Comprehensive income	$65,129	$73,330	$57,297	$37,166	$44,231

(1)

See Note 3 of notes to Consolidated Financial Statements for an explanation of the method used to calculate net income per basic and diluted share attributable to common shareholders and weighted average shares outstanding of the years ended December 31, 2019, 2018, and 2017 respectively.

Stock-based compensation expense included in the statements of comprehensive income data above is as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017	2016	2015

Stock options and grants	$9,591	$10,113	$7,954	$6,177	$5,580
Employee stock purchase plan	1,190	815	604	598	502
Total stock-based compensation expense	$10,781	$10,928	$8,558	$6,775	$6,082

Cost of revenue	$2,056	$1,543	$970	$691	$513
Operating expenses:
Marketing and sales	2,632	1,942	1,429	977	1,074
Research and development	1,851	1,517	1,091	1,396	1,285
General and administrative	4,242	5,926	5,068	3,711	3,210
Total stock-based compensation expense	$10,781	$10,928	$8,558	$6,775	$6,082

	Year Ended December 31,
(in thousands)	2019	2018	2017	2016	2015

Consolidated Balance Sheets Data
Cash and cash equivalents	$125,225	$85,046	$36,707	$68,795	$47,653
Working capital	188,838	162,628	121,249	134,357	111,740
Total assets	673,667	618,985	518,738	414,241	361,036
Total liabilities	87,877	77,488	57,523	34,408	33,391
Total shareholders' equity	$585,790	$541,497	$461,215	$379,833	$327,645

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

We have experienced significant growth since our inception. Since we first introduced our Injection Molding product line in 1999, we have steadily expanded the size and geometric complexity of the injection-molded parts we are able to manufacture, and we continue to extend the diversity of materials we are able to support. Similarly, since first introducing our CNC Machining product line in 2007, we have expanded the range of part sizes, design geometries and materials we can support. In 2014, we acquired FineLine Prototyping, Inc. (FineLine) to expand the number of process types we offer to include stereolithography (SL), selective laser sintering (SLS) and direct metal laser sintering (DMLS). In 2017, we acquired RAPID to expand the number of process types we offer to include sheet metal fabrication and expand our CNC machining capability. In 2019, we added Carbon DLS to our 3D printing processes, introduced precision color matching on Injection Molding parts and launched production capabilities for metal 3D printing. We also continually seek to enhance other aspects of our technology and manufacturing processes, including our interactive web-based and automated user interface and quoting system. We intend to continue to invest significantly to enhance our technology and manufacturing processes and expand the range of our existing capabilities with the aim of meeting the needs of a broader set of customers. As a result of the factors described above, many of our customers tend to return to Proto Labs to meet their ongoing needs, with approximately 92%, 91% and 89% of our revenue in 2019, 2018 and 2017, respectively, derived from existing customers.

We have established our operations in the United States, Europe and Japan, which we believe are three of the largest geographic markets where product developers and engineers are located. We entered the European market in 2005, launched operations in Japan in late 2009. Our operations were further expanded in Europe through our acquisition of Alphaform in 2015 and the United States through our acquisition of RAPID in November 2017. As of December 31, 2019, we had sold products into approximately 60 countries. Our revenue outside of the United States accounted for approximately 22%, 21% and 24% of our consolidated revenue in the years ended December 31, 2019, 2018 and 2017, respectively. We intend to continue to expand our international sales efforts and believe opportunities exist to serve the needs of product developers and engineers in select new geographic regions.

We have grown our total revenue from $264.1 million in 2015 to $458.7 million in 2019. During this period, our operating expenses increased from $87.3 million in 2015 to $155.4 million in 2019. We have grown our income from operations from $67.1 million in 2015 to $79.9 million in 2019. Our recent growth in revenue and income from operations has been accompanied by increased cost of revenues and operating expenses. We expect to increase investment in our operations to support anticipated future growth as discussed more fully below.

In addition, we believe that a number of trends affecting our industry have affected our results of operations and may continue to do so. For example, we believe that many of our target product developer and engineer customers are facing three mega trends, which are disrupting long-term product growth models. We believe our customers are facing increased pressure to shorten product life-cycles, to embed products with connectivity driven by the internet of things technology, and to deliver products that are personalized and customized to unique customer specifications. We believe we continue to be well positioned to benefit from these trends, given our proprietary technology that enables us to automate and integrate the majority of activities involved in procuring custom parts. While our business may be positively affected by these trends, our results may also be favorably or unfavorably impacted by other trends that affect product developer and engineer orders for custom parts in low volumes, including, among others, economic conditions, changes in product developer and engineer preferences or needs, developments in our industry and among our competitors, and developments in our customers' industries. For a more complete discussion of the risks facing our business, see Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

Key Financial Measures and Trends

Revenue

Our operations are comprised of three geographic operating segments in the United States, Europe and Japan. Revenue is derived from our Injection Molding, CNC Machining, 3D Printing and Sheet Metal product lines. Injection Molding revenue consists of sales of custom injection molds and injection-molded parts. CNC Machining revenue consists of sales of CNC-machined custom parts. 3D Printing revenue consists of sales of custom 3D-printed parts. Sheet Metal revenue consists of sales of fabricated sheet metal custom parts. Our revenue is generated from a diverse customer base, with no single customer company representing more than 2% of our total revenue in 2019. Our historical and current efforts to increase revenue have been directed at gaining new customers and selling to our existing customer base by increasing marketing and selling activities, including:

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

During 2019, we served 47,774 unique product developers and engineers who purchased our products through our web-based customer interface, an increase of 3.9% over the same period in 2018.

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

Cost of Revenue, Gross Profit and Gross Margin

Cost of revenue consists primarily of raw materials, equipment depreciation, employee compensation including benefits and stock-based compensation, facilities costs and overhead allocations associated with the manufacturing process for molds and custom parts. We expect our personnel-related costs to increase in order to retain and attract top talent and remain competitive in the market. Overall, we expect cost of revenue to increase in absolute dollars, but remain relatively constant as a percentage of total revenue.

Our business model requires that we invest in our capacity well in advance of demand to ensure we can fulfill the expectations for quick delivery of our products to our customers. Therefore, during each of 2019, 2018 and 2017 we made significant investments in additional factory space, equipment, and infrastructure in the United States. We also made significant investments in infrastructure in Europe in 2017 and significant investments in additional factory space in Japan in 2019 and 2016. We expect to continue to grow in future periods, which will result in the need for additional investments in factory space and equipment. We expect that these additional costs for factory and equipment expansion can be absorbed by revenue growth, and allow gross margins by product line to remain relatively consistent over time.

We define gross profit as our revenue less our cost of revenue, and we define gross margin as gross profit expressed as a percentage of revenue. Our gross profit and gross margin are affected by many factors, including our mix of revenue by product line, pricing, sales volume, manufacturing costs, the costs associated with increasing production capacity, the mix between domestic and foreign revenue sources and foreign exchange rates.

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

Research and development. Research and development expense consists primarily of personnel and outside service costs related to the development of new processes and product lines, enhancement of existing product lines, software developed for internal use, maintenance of internally developed software, quality assurance and testing. Costs for internal use software are evaluated by project and capitalized where appropriate under Accounting Standards Codification (ASC) 350-40, Intangibles — Goodwill and Other, Internal-Use Software. We expect research and development expense to increase in the future as we seek to enhance our e-commerce interface technology, internal software and supporting business systems, and continue to expand our product lines.

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

Provision for Income Taxes

Provision for income taxes is comprised of federal, state, local and foreign taxes based on pre-tax income. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law in the United States. As a result, many provisions will affect our tax rate in future years. Some provisions, such as the reduction to the U.S. corporate tax rate from 35% to 21%, which began in 2018, reduced our effective tax rate in 2018 and subsequent years. Overall, our effective tax rate for 2018 and beyond will remain consistent based on the current tax laws.

Results of Operations

The following table summarizes our results of operations and the related changes for the periods indicated. The results below are not necessarily indicative of the results for future periods.

	Year Ended						Year Ended
	December 31,				Change		December 31,				Change
(dollars in thousands)	2019		2018		$	%	2018		2017		$	%

Revenue	$458,728	100.0%	$445,596	100.0%	$13,132	2.9%	$445,596	100.0%	$344,490	100.0%	$101,106	29.3
Cost of revenue	223,438	48.7	206,917	46.4	16,521	8.0	206,917	46.4	150,648	43.7	56,269	37.4
Gross profit	235,290	51.3	238,679	53.6	(3,389)	(1.4)	238,679	53.6	193,842	56.3	44,837	23.1
Operating expenses:
Marketing and sales	72,976	15.9	68,533	15.4	4,443	6.5	68,533	15.4	56,856	16.5	11,677	20.5
Research and development	32,692	7.1	28,735	6.4	3,957	13.8	28,735	6.4	23,560	6.8	5,175	22.0
General and administrative	49,766	10.9	52,513	11.8	(2,747)	(5.2)	52,513	11.8	41,200	12.0	11,313	27.5
Total operating expenses	155,434	33.9	149,781	33.6	5,653	3.8	149,781	33.6	121,616	35.3	28,165	23.2
Income from operations	79,856	17.4	88,898	20.0	(9,042)	(10.2)	88,898	20.0	72,226	21.0	16,672	23.1
Other income, net	1,337	0.3	2,757	0.6	(1,420)	(51.5)	2,757	0.6	2,209	0.6	548	24.8
Income before income taxes	81,193	17.7	91,655	20.6	(10,462)	(11.4)	91,655	20.6	74,435	21.6	17,220	23.1
Provision for income taxes	17,538	3.8	15,067	3.4	2,471	16.4	15,067	3.4	22,657	6.6	(7,590)	(33.5)
Net income	$63,655	13.9%	$76,588	17.2%	$(12,933)	(16.9%)	$76,588	17.2%	$51,778	15.0%	$24,810	47.9%

Stock-based compensation expense included in the statements of comprehensive income data above is as follows:

	Year Ended December 31,
(dollars in thousands)	2019	2018	2017

Stock options and grants	$9,591	$10,113	$7,954
Employee stock purchase plan	1,190	815	604
Total stock-based compensation expense	$10,781	$10,928	$8,558

Cost of revenue	$2,056	$1,543	$970
Operating expenses:
Marketing and sales	2,632	1,942	1,429
Research and development	1,851	1,517	1,091
General and administrative	4,242	5,926	5,068
Total stock-based compensation expense	$10,781	$10,928	$8,558

Comparison of Years Ended December 31, 2019 and 2018

Revenue

Revenue by reportable segment and the related changes for 2019 and 2018 is summarized as follows:

	Year Ended December 31,
	2019		2018		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue
United States	$360,205	78.5%	$350,535	78.7%	$9,670	2.8%
Europe	82,805	18.1	80,889	18.2	1,916	2.4
Japan	15,718	3.4	14,172	3.1	1,546	10.9
Total revenue	$458,728	100.0%	$445,596	100.0%	$13,132	2.9%

Our revenue increased $13.1 million, or 2.9%, for 2019 compared with 2018. By reportable segment, revenue in the United States increased $9.7 million, or 2.8%, for 2019 compared with 2018. Revenue in Europe increased $1.9 million, or 2.4%, for 2019 compared with 2018. Revenue in Japan increased $1.5 million, or 10.9%, for 2019 compared with 2018.

Our revenue growth in 2019 was primarily driven by an increased volume of the product developers and engineers we served. During 2019, we served 47,774 unique product developers and engineers, an increase of 3.9% over 2018. Our growth in product developers and engineers served increased at a greater rate than our revenue growth, resulting in a decrease of 1.0% in the average revenue per product developer and engineer during 2019 as compared to 2018. The decrease in average spend per product developer and engineer was driven by a change in the mix of products, with 3D Printing and CNC Machining generally producing lower average order revenue than our other products.

Our revenue increases were primarily driven by increases in sales personnel and marketing activities. Our sales personnel focus on gaining new customer accounts and expanding the depth and breadth of existing customer accounts. Our marketing personnel focus on marketing activities that have proven to generate the greatest number of customer leads to support sales activity. International revenue was negatively impacted by $4.2 million in 2019 compared to 2018 as a result of foreign currency movements, primarily the weakening of the Euro relative to the United States dollar.

Revenue by product line and the related changes for 2019 and 2018 is summarized as follows:

	Year Ended December 31,
	2019		2018		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue
Injection Molding	$217,415	47.4%	$210,523	47.2%	$6,892	3.3%
CNC Machining	155,473	33.9	153,521	34.5	1,952	1.3
3D Printing	61,352	13.4	53,342	12.0	8,010	15.0
Sheet Metal	21,000	4.6	24,998	5.6	(3,998)	(16.0)
Other Revenue	3,488	0.7	3,212	0.7	276	8.6
Total revenue	$458,728	100.0%	$445,596	100.0%	$13,132	2.9%

By product line, our revenue growth was driven by a 3.3% increase in Injection Molding revenue, a 1.3% increase in CNC Machining revenue, a 15.0% increase in 3D Printing revenue, as well as a $0.3 million increase in Other Revenue, which was partially offset by a 16.0% decrease in Sheet Metal revenue, in each case for 2019 compared with 2018. The decrease in Sheet Metal revenue was driven by a decision to move away from certain business which was not scalable and did not fit into the envelope of our revised Sheet Metal product offerings.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $16.5 million, or 8.0%, for 2019 compared to 2018, which was faster than the rate of revenue increase of 2.9% for 2019 compared to 2018. The increase in cost of revenue resulted from the growth of the business and investments to support future growth. Specifically, the increases were driven by raw material and production cost increases of $2.6 million, an increase in direct labor headcount and wage inflation resulting in personnel and related cost increases of $7.8 million and equipment and facility-related cost increases of $6.1 million to support increased sales volumes and future growth of the business.

Gross Profit and Gross Margin. Gross profit decreased from $238.7 million in 2018 to $235.3 million in 2019 primarily due to an increase in expenses associated with the cost of revenue. Gross margin decreased from 53.6% of revenue in 2018 to 51.3% of revenue in 2019 due to investments in facilities and personnel to support future growth and the timing and mix of revenue, with the lower volumes in Sheet Metal and certain CNC operations related to the RAPID acquisition being the primary driver of the mix related impact.

Income from Operations

Income from operations decreased $9.0 million, or 10.2%, for 2019 compared with 2018. By reportable segment, income from operations for the United States and Europe decreased 6.1% and 10.0%, respectively, and Corporate Unallocated and Japan increased 0.6% for 2019 compared with 2018.

Operating Expenses

Marketing and Sales. Marketing and sales expense increased $4.4 million, or 6.5%, for 2019 compared to 2018 due to an increase in headcount resulting in personnel and related cost increases of $3.3 million and marketing program cost increases of $1.1 million. The increase in marketing program costs is the result of our focus on funding those programs that have proven to be the most effective in growing our business.

Research and Development. Our research and development expense increased $4.0 million, or 13.8%, for 2019 compared to 2018 due to an increase in headcount resulting in personnel and related cost increases of $3.5 million, as well as an increase in administrative and depreciation cost increases of $0.5 million.

General and Administrative. Our general and administrative expense decreased $2.7 million, or 5.2%, for 2019 compared to 2018 due to stock- based compensation cost decreases of $1.7 million driven by lower performance-related compensation, amortization cost decreases of $1.0 million driven by allocations to other expense categories to appropriately reflect the nature of our intangible assets and professional service decreases of $0.4 million, which were partially offset by administrative cost increases of $0.4 million.

Other Income, Net and Provision for Income Taxes

Other Income, Net. We recognized other income, net of $1.3 million in 2019, a decrease of $1.5 million compared to other income, net of $2.8 million for 2018. Other income, net for 2019 primarily consisted of $2.1 million in interest income on investments, which was partially offset by a $0.8 million loss on foreign currency. Other income, net for 2018 primarily consisted of $1.7 million in interest income on investments, a $0.7 million gain on our sale of RAPID Wire & Cable, LLC and a $0.4 million gain on foreign currency.

Provision for Income Taxes. Our income tax provision increased by $2.4 million for 2019 compared to 2018. The increase in the provision is primarily due to a decrease in tax benefits from the vesting of restricted stock and exercise of stock options. This increase was coupled with an increase in the state tax provision and an increase in valuation allowances. Our effective tax rate of 21.6% for 2019 increased 5.2% compared to 16.4% for the same period in 2018.

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

* Percentage change not meaningful

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

Selected Quarterly Results of Operations Data

The following tables set forth selected unaudited quarterly results of operations data for 2019 and 2018. This unaudited quarterly information has been prepared on the same basis as our annual audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K and includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary to present fairly the financial information for the fiscal quarters presented. The quarterly data should be read in conjunction with our selected financial data and consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. Operating results for any quarter are not necessarily indicative of results for a full-year period, and the historical results presented below are not necessarily indicative of the results to be expected in any future period.

	Three Months Ended
(in thousands, except share and per share amounts)	Dec. 31, 2019	Sep. 30, 2019	Jun. 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sep. 30, 2018	Jun. 30, 2018	Mar. 31, 2018
	(unaudited)
Consolidated Statements of Comprehensive Income Data:
Revenue	$111,889	$117,455	$115,932	$113,452	$112,769	$115,430	$109,652	$107,745
Cost of revenue	55,311	57,839	55,696	54,592	53,614	53,027	50,439	49,837
Gross profit	56,578	59,616	60,236	58,860	59,155	62,403	59,213	57,908
Operating expenses:
Marketing and sales	17,510	17,604	19,285	18,577	17,586	16,818	17,557	16,572
Research and development	8,151	8,359	8,169	8,013	7,580	7,458	7,032	6,665
General and administrative	11,355	12,380	13,209	12,822	13,834	13,096	12,640	12,943
Total operating expenses	37,016	38,343	40,663	39,412	39,000	37,372	37,229	36,180
Income from operations	19,562	21,273	19,573	19,448	20,155	25,031	21,984	21,728
Other income (expense), net	(229)	228	1,125	213	1,381	390	808	178
Income before income taxes	19,333	21,501	20,698	19,661	21,536	25,421	22,792	21,906
Provision for income taxes	4,147	4,709	4,532	4,150	2,250	4,484	4,478	3,855
Net income	$15,186	$16,792	$16,166	$15,511	$19,286	$20,937	$18,314	$18,051

Net income per share:
Basic	$0.57	$0.63	$0.60	$0.58	$0.71	$0.77	$0.68	$0.67
Diluted	$0.56	$0.62	$0.60	$0.57	$0.71	$0.77	$0.67	$0.66

Shares used to compute net income per share:
Basic	26,777,536	26,846,030	26,875,153	26,963,366	27,040,207	27,038,585	26,972,990	26,879,388
Diluted	26,945,927	27,005,341	27,041,422	27,177,039	27,311,988	27,337,886	27,274,882	27,197,099

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
(dollars in thousands)	2019	2018	2017

Net cash provided by operating activities	$116,052	$122,929	$81,748
Net cash used in investing activities	(44,303)	(63,281)	(123,975)
Net cash (used in) provided by financing activities	(31,617)	(10,438)	9,192
Effect of exchange rates on cash and cash equivalents	47	(871)	947
Net increase (decrease) in cash and cash equivalents	$40,179	$48,339	$(32,088)

Sources of Liquidity

We finance our operations and capital expenditures through cash flow from operations. We had cash and cash equivalents of $125.2 million as of December 31, 2019, an increase of $40.2 million from December 31, 2018. The increase in our cash was due primarily to cash generated through operations, partially offset by investing activity and repurchases of common stock. We had cash and cash equivalents of $85.0 million as of December 31, 2018, an increase of $48.3 million from December 31, 2017. The increase in our cash was due primarily to cash generated through operations. We had cash and cash equivalents of $36.7 million as of December 31, 2017, a decrease of $32.1 million from December 31, 2016. The decrease in our cash was due primarily to the acquisition of RAPID in November 2017.

As of December 31, 2019, the amount of cash and cash equivalents held by foreign subsidiaries was $21.6 million. Our intent is to continue to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We believe that our existing cash and cash equivalents together with cash generated from operations will be sufficient to meet our working capital expenditure requirements for at least the next 12 months.

Cash Flows from Operating Activities

Cash flow from operating activities of $116.1 million during 2019 primarily consisted of net income of $63.7 million, adjusted for certain non-cash items, including depreciation and amortization of $30.9 million, stock-based compensation expense of $10.8 million and deferred taxes of $6.1 million and changes in operating assets and liabilities and other items totaling $4.3 million. The cash flow from operating activities during 2019 compared to 2018 decreased $6.8 million due to decreases in net income of $12.9 million and deferred taxes of $5.8 million, which were partially offset by increases in depreciation and amortization of $4.1 million driven by an increase in capital investments and changes in operating assets and liabilities and other items of $7.8 million.

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

Cash Flows from Investing Activities

Cash used in investing activities was $44.3 million for the year ended December 31, 2019, consisting of $62.2 million for the purchase of property, equipment and other capital assets, $46.4 million for the purchase of marketable securities and $4.0 in other investing activities, which were partially offset by $68.3 million in proceeds from maturities of marketable securities.

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

Cash Flows from Financing Activities

Cash used in financing activities was $31.6 million for the year ended December 31, 2019, consisting of $33.5 million in repurchases of common stock, and $2.5 million in purchases of shares withheld for tax obligations associated with equity transactions, partially offset by $4.4 million in proceeds from exercises of stock options.

Cash used in financing activities was $10.4 million for the year ended December 31, 2018, consisting of $12.2 million in repurchases of common stock, payments on short-term debt obligations of $5.0 million, and $2.1 million in purchases of shares withheld for tax obligations associated with equity transactions, partially offset by $8.9 million in proceeds from exercises of stock options.

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

Contractual Obligations

As of December 31, 2019, our contractual obligations and the effect such obligations are expected to have on our liquidity and cash flows in future periods were as follows:

		Payment Due by Period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating leases	$12,678	$4,034	$6,533	$1,406	$705
Total	$12,678	$4,034	$6,533	$1,406	$705

The table above reflects only payment obligations that are fixed and determinable. Our commitments for operating leases relate to three of our United States manufacturing facilities; our European sales, customer service and technical support offices; manufacturing and office facilities located in Germany; and our Japan facility.

Financing Arrangements

We had no financing arrangements as of December 31, 2019 and 2018.

Inflation

We experience normal inflation and changing prices, primarily on our production materials and labor. In 2019 and 2018, wage inflation contributed to our lower gross margin. In 2017, we do not believe inflation and changing prices had a material effect on our financial condition.

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

Goodwill

We recognize goodwill in accordance with ASC 350, Intangibles—Goodwill and Other. Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment annually in the fourth quarter of each year, and is tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment charge for goodwill is recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount. As of December 31, 2019 no impairment charges for goodwill have been recognized.

Other Intangible Assets

We recognize other intangibles assets in accordance with ASC 350, Intangibles—Goodwill and Other. Other intangible assets include software technology, customer relationships and other intangible assets acquired from independent parties. Other intangible assets with a definite life are amortized over a period ranging from two to 10 years on a straight line basis, and are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows generated by the asset. As of December 31, 2019 no impairment charges for intangible assets have been recognized.

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

The fair value of each new employee option awarded was estimated on the date of grant for the periods below using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2019	2018	2017

Risk-free interest rate	2.35 - 2.58%	2.52 - 3.07%	2.24 - 2.36%
Expected life (years)	6.25	6.25	6.50
Expected volatility	42.52 - 42.74%	41.68 - 42.22%	42.68 - 44.68%
Expected dividend yield	0%	0%	0%
Weighted average grant date fair value	$47.84	$50.08	$32.26

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

The fair value of each offering period was estimated using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2019	2018	2017

Risk-free interest rate	1.59 - 2.35%	2.06 - 2.33%	0.97 - 1.48%
Expected life (months)	6.00	6.00	6.00
Expected volatility	42.63 - 53.57%	31.50 - 37.36%	24.49 - 34.51%
Expected dividend yield	0%	0%	0%

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

We recognize stock-based compensation expense on a straight-line basis over the requisite service period. We recorded stock-based compensation expense relating to stock options, restricted stock awards, performance stock units and our ESPP of $10.8 million, $10.9 million and $8.6 million during the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had $3.6 million of unrecognized stock-based compensation costs related to unvested stock options that are expected to be recognized over a weighted average period of 2.6 years. We issued options to purchase 53,708, 36,600 and 60,100 shares of our common stock in 2019, 2018 and 2017, respectively. As of December 31, 2019, we had $21.1 million of unrecognized stock-based compensation costs related to non-vested restricted stock, which is expected to be recognized over a weighted average period of 2.6 years. We issued restricted stock awards of 115,471, 106,855 and 210,744 shares of our common stock in 2019, 2018 and 2017, respectively. As of December 31, 2019, we had $0.1 million of unrecognized stock-based compensation costs related to non-vested performance stock, which is expected to be recognized over a weighted average period of 0.1 years. The decrease in unrecognized stock-based compensation costs related to non-vested performance stock in 2019 when compared to 2018 is driven by a decrease in the number of shares expected to vest at the end of future performance periods. We issued performance stock awards of 21,434, 20,006 and 25,707 shares of our common stock in 2019, 2018 and 2017, respectively.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, ASC 740 provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Including interest and penalties, we have established a liability for uncertain tax positions of $5.4 million as of December 31, 2019.

The effective tax rate increased by 5.2% for the year ended December 31, 2019 when compared to 2018 primarily due to a decrease in tax benefits from the vesting of restricted stock and exercise of stock options, an increase in the state tax provision, and an increase to valuation allowances for unrealizable deferred tax assets.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduced the U.S. federal corporate tax rate from 35% to 21%, required companies to pay a transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.  No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax or any additional outside basis difference inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations.

Recently adopted accounting pronouncements

During the fourth quarter of 2019, we early adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2017-04, Intangibles – Goodwill and Other, which is intended to simplify the subsequent measurement of goodwill. The adoption of this guidance had no material impact on our consolidated financial statements.

During the first quarter of 2019, we adopted the FASB ASU 2016-02, Leases (ASC 842), which introduces the balance sheet recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. We have adopted the new lease standard using the new transition option issued under the amendments in ASU 2018-11, Leases, which allowed us to continue to apply the legacy guidance in Accounting Standards Codification (ASC) 840, Leases, in the comparative periods presented in the year of adoption. We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. We made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. We will recognize those lease payments in the Consolidated Statements of Comprehensive Income on a straight-line basis over the lease term. The impact of the adoption was an increase to our operating lease assets and liabilities on January 1, 2019 of $13.1 million.

During the first quarter of 2018, we adopted the FASB ASU 2014-09, Revenue from Contracts with Customers (ASC 606). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue from the transfer of goods or services to customers in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. We adopted the new revenue standard using the modified retrospective approach. We manufacture custom parts to specific customer orders that have no alternative use to us, and we believe there is a legally enforceable right to payment for performance completed to date on these manufactured parts. For manufactured parts that meet these two criteria, we will recognize revenue over time. The transition adjustment recorded was an increase of $1.5 million to our retained earnings balance as of January 1, 2018.

During the first quarter of 2018, we adopted ASU 2017-09, Compensation – Stock Compensation, which is intended to provide clarity and reduce diversity in practice as well as cost and complexity when applying the guidance to a change to the terms or conditions of a share-based payment award. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Recently issued accounting pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes, which is intended to simplify the accounting for income taxes. This guidance will be effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years with early adoption permitted. We are evaluating the impact of future adoption of this guidance on our consolidated financial statements, but we do not expect the impact to be material.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments held by a reporting entity at each reporting date. This guidance will be effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years with early adoption permitted. The impact of this guidance will not have a material impact on our consolidated financial statements.

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

We have not used forward contracts or currency borrowings to hedge our exposure to foreign currency risk. Foreign currency risk can be assessed by estimating the change in results of operations or financial position resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would generally not have a material impact on our financial position, but could have a material impact on our results of operations. We recognized foreign currency losses of $0.8 million for the year ended December 31, 2019 and foreign currency gains of $0.3 million and $0.4 million for the years ended December 31, 2018 and 2017, respectively.

Item 8. Financial Statements and Supplementary Data

Proto Labs, Inc.
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Proto Labs, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Proto Labs, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Revenue Recognized Over Time
Description of the Matter

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company provides quality, quick-turn prototyping and on-demand manufacturing services.  The majority of revenue recognized in a reporting period is based on completed, invoiced contracts.  The Company manufactures parts that have no alternative use to the Company since the parts are custom made to specific customer orders and the Company believes that there is a legally enforceable right to payment for performance completed to date on these manufactured parts.  Revenue is recognized over time for manufactured parts which meet these two criteria.  For revenue recognized over time, management uses the input method to measure progress toward the complete satisfaction of performance obligations, based on production time incurred to date as a percentage of total estimated production time.

Auditing revenue recognized over time was challenging because the relevant accounting standard requires the Company to estimate the progress towards satisfaction of performance obligations, applying a single appropriate method to measure progress. The input method requires an analysis of the incurred time in production and an estimate of the total time necessary to complete the total parts per the customer’s order. The Company also estimates a reasonable profit margin. These estimates are based on management’s assessment of the current status of production as well as historical results.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for recognizing revenue over time. This included testing controls over management’s evaluation of contract terms, the estimation of production time incurred to date and total production time used in the input method, estimation of a reasonable profit margin and the completeness and accuracy of the data used in the input method.

To test the Company’s revenue recognition over time, we performed audit procedures that included, among others, inspecting a sample of contracts to evaluate the existence of an enforceable right to payment for performance completed to date, evaluating the progress towards completion of orders in process through examination of a sample of product shipments subsequent to the end of the reporting period, evaluating the reasonableness of management’s estimate of profit margins based on a comparison to historical margins, testing the appropriateness of the timing and amount of revenue recognized over time based on the underlying inputs, and performing an independent sensitivity analysis to evaluate the impact on revenues of changes in significant assumptions.

Capitalized Software Costs

Description of the Matter

As discussed in Note 2 to the consolidated financial statements, the Company follows ASC 350-40, Internal-Use Software, in accounting for internally developed software. The Company capitalized $16.1 million of internal-use software costs during the year ended December 31, 2019.

Auditing capitalized internal-use software development costs was challenging due to the degree of subjectivity involved in management’s assessment of what development activities and related costs met the capitalization criteria, as only those costs incurred in certain stages of software development and certain types of costs qualify for capitalization in accordance with the applicable accounting standard.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s internal-use software costs process. This included testing controls over management’s determination of which costs qualify for capitalization in accordance with the applicable accounting standard and Company policy.

To test the Company’s capitalization of internal-use software costs, we performed audit procedures that included, among others, inspecting underlying documentation to evaluate whether the costs were capitalizable in accordance with the Company’s capitalization policy and the applicable accounting standard. We also assessed the Company’s determination of costs that qualified for capitalization through inspection of a sample of vendor contracts and invoices, inquiries of project personnel to assess the nature of the costs and review of payroll data to evaluate the internal payroll costs capitalized.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

Minneapolis, Minnesota

February 26, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Proto Labs, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Proto Labs, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Proto Labs, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Proto Labs, Inc. as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 26, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Minneapolis, Minnesota

February 26, 2020

Proto Labs, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2019	2018

Assets
Current assets
Cash and cash equivalents	$125,225	$85,046
Short-term marketable securities	35,437	46,750
Accounts receivable, net of allowance for doubtful accounts of $952 and $919 as of December 31, 2019 and December 31, 2018, respectively	57,450	59,155
Inventory	10,075	10,087
Prepaid expenses and other current assets	8,232	8,567
Income taxes receivable	-	5,757
Total current assets	236,419	215,362
Property and equipment, net	263,712	228,001
Goodwill	128,752	128,752
Other intangible assets, net	17,369	19,850
Long-term marketable securities	12,960	23,579
Operating lease assets	11,425	-
Other long-term assets	3,030	3,441
Total assets	$673,667	$618,985

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$16,804	$17,411
Accrued compensation	15,058	18,130
Accrued liabilities and other	11,057	16,702
Current operating lease liabilities	3,340	-
Income taxes payable	1,322	491
Total current liabilities	47,581	52,734
Long-term operating lease liabilities	8,565	-
Long-term deferred tax liabilities	26,283	20,162
Other long-term liabilities	5,448	4,592
Total liabilities	87,877	77,488

Shareholders' equity
Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding 0 shares as of December 31, 2019 and December 31, 2018, respectively	-	-
Common stock, $0.001 par value, authorized 150,000,000 shares; issued and outstanding 26,786,459 and 26,984,747 shares as of December 31, 2019 and December 31, 2018, respectively	27	27
Additional paid-in capital	268,059	258,502
Retained earnings	324,722	291,460
Accumulated other comprehensive loss	(7,018)	(8,492)
Total shareholders' equity	585,790	541,497
Total liabilities and shareholders' equity	$673,667	$618,985

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Comprehensive Income
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017

Statements of Operations:
Revenue	$458,728	$445,596	$344,490
Cost of revenue	223,438	206,917	150,648
Gross profit	235,290	238,679	193,842
Operating expenses
Marketing and sales	72,976	68,533	56,856
Research and development	32,692	28,735	23,560
General and administrative	49,766	52,513	41,200
Total operating expenses	155,434	149,781	121,616
Income from operations	79,856	88,898	72,226
Other income, net	1,337	2,757	2,209
Income before income taxes	81,193	91,655	74,435
Provision for income taxes	17,538	15,067	22,657
Net income	$63,655	$76,588	$51,778

Net income per share:
Basic	$2.37	$2.84	$1.94
Diluted	$2.35	$2.81	$1.93

Shares used to compute net income per share:
Basic	26,866,985	26,982,614	26,647,610
Diluted	27,049,423	27,278,816	26,845,071

Other Comprehensive (Loss) Income, net of tax
Foreign currency translation adjustments	$1,474	$(3,258)	$5,519
Comprehensive income	$65,129	$73,330	$57,297

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Shareholders' Equity
(In thousands, except share amounts)

	Common Stock		Additional		Accumulated Other
			Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

Balance at January 1, 2017	26,504,868	26	213,857	176,703	(10,753)	379,833
Common shares issued on exercise of options and other	283,449	1	8,603	-	-	8,604
Common shares issued for RAPID acquisition	118,140	1	11,335	-	-	11,336
Stock-based compensation expense	-	-	8,558	-	-	8,558
Repurchases of Common Stock	(77,806)	(1)	(628)	(3,784)	-	(4,413)
Net income	-	-	-	51,778	-	51,778
Other comprehensive income
Foreign currency translation adjustment	-	-	-	-	5,519	5,519
Comprehensive income						57,297
Balance at December 31, 2017	26,828,651	$27	$241,725	$224,697	$(5,234)	$461,215
Common shares issued on exercise of options and other	260,694	-	6,791	-	-	6,791
Stock-based compensation expense	-	-	10,928	-	-	10,928
Repurchases of Common Stock	(104,598)	-	(942)	(11,287)	-	(12,229)
Revenue recognition transition adjustment	-	-	-	1,462	-	1,462
Net income	-	-	-	76,588	-	76,588
Other comprehensive income
Foreign currency translation adjustment	-	-	-	-	(3,258)	(3,258)
Comprehensive income						73,330
Balance at December 31, 2018	26,984,747	$27	$258,502	$291,460	$(8,492)	$541,497
Common shares issued on exercise of options and other	128,174	-	1,904	-	-	1,904
Stock-based compensation expense	-	-	10,781	-	-	10,781
Repurchases of Common Stock	(326,462)	-	(3,128)	(30,393)	-	(33,521)
Net income	-	-	-	63,655	-	63,655
Other comprehensive income
Foreign currency translation adjustment	-	-	-	-	1,474	1,474
Comprehensive income						65,129
Balance at December 31, 2019	26,786,459	$27	$268,059	$324,722	$(7,018)	$585,790

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2019	2018	2017

Operating activities
Net income	$63,655	$76,588	$51,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,864	26,754	18,474
Stock-based compensation expense	10,781	10,928	8,558
Deferred taxes	6,106	11,936	1,174
Loss on impairment of assets	-	-	513
Gain on sale of businesses	-	(671)	-
Amortization of held-to-maturity securities	5	374	1,063
Other	391	(619)	(153)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,848	(6,098)	(9,933)
Inventories	60	(189)	(985)
Prepaid expenses and other	545	(2,098)	(691)
Income taxes	6,555	(6,652)	1,646
Accounts payable	(719)	1,942	3,176
Accrued liabilities and other	(4,039)	10,734	7,128
Net cash provided by operating activities	116,052	122,929	81,748

Investing activities
Purchases of property, equipment and other capital assets	(62,230)	(87,104)	(32,635)
Cash used for acquisitions, net of cash acquired	-	(90)	(110,533)
Proceeds from sale of businesses	-	284	-
Purchases of other assets and investments	(4,000)	(126)	(8,742)
Purchases of marketable securities	(46,403)	(41,384)	(20,037)
Proceeds from maturities of marketable securities	68,330	65,139	47,972
Net cash used in investing activities	(44,303)	(63,281)	(123,975)

Financing activities
Payments on debt	-	(5,000)	-
Proceeds from issuance of debt	-	-	5,000
Proceeds from exercises of stock options	4,391	8,935	8,602
Purchases of shares withheld for tax obligations	(2,487)	(2,144)	-
Repurchases of common stock	(33,521)	(12,229)	(4,410)
Net cash used in financing activities	(31,617)	(10,438)	9,192
Effect of exchange rate changes on cash and cash equivalents	47	(871)	947
Net increase (decrease) in cash and cash equivalents	40,179	48,339	(32,088)
Cash and cash equivalents, beginning of period	85,046	36,707	68,795
Cash and cash equivalents, end of period	$125,225	$85,046	$36,707

Supplemental cash flow disclosure
Cash paid for interest	$14	$39	$19
Cash paid for taxes	$4,002	$9,966	$19,113

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Note 1 — Nature of Business

Organization and business

Proto Labs, Inc. and its subsidiaries (Proto Labs, the Company, we, us, or our) is an e-commerce driven digital manufacturer of quick-turn, on-demand injection-molded, computer numerical control (CNC) machined, 3D-printed and sheet metal-fabricated custom parts for prototyping and short-run production. The Company’s customers are product developers and engineers throughout the world who require a faster and less expensive way to obtain low volumes of parts. The Company’s proprietary technology eliminates most of the time-consuming and expensive skilled labor conventionally required to quote and manufacture parts in low volumes, and its customers conduct nearly all of their business with the Company over the Internet. The Company targets its product lines to the millions of product developers and engineers who use three-dimensional (3D) computer-aided design (CAD) software to design products across a diverse range of end-markets. The Company has established operations in the United States, Europe and Japan, which the Company believes are among the largest geographic markets where these product developers and engineers are located. The Company’s primary manufacturing product lines currently include Injection Molding, CNC Machining, 3D Printing and Sheet Metal. Proto Labs, Inc. is headquartered in Maple Plain, Minnesota. The Company’s subsidiaries are:

Name	Location

PL-US International LLC	United States
Rapid Management Group LLC	United States
Rapid Sheet Metal LLC (RSM)	United States
Rapid Manufacturing LLC (RM)	United States
Proto Labs Ltd.	United Kingdom
PL International Holdings, UK, Ltd.	United Kingdom
PL Euro Services Limited	United Kingdom
Proto Labs GmbH	Germany
Proto Labs Tooling GmbH	Germany
Proto Labs, G.K.	Japan

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

The Company follows ASC 350-40, Internal-Use Software, in accounting for internally developed software. As of December 31, 2019 and 2018, respectively, $32.7 million and $16.6 million of software development costs were capitalized. Capitalized software development costs for the year ended December 31, 2019 were $16.1 million.

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

Revenue recognition

On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, using the modified retrospective approach. The Company manufactures custom parts to specific customer orders that have no alternative use to the Company, and the Company believes there is a legally enforceable right to payment for performance completed to date on these manufactured parts. For manufactured parts that meet these two criteria, the Company will recognize revenue over time. Revenue is recognized over time using the input method based on time in production as a percentage of total estimated production time to measure progress toward satisfying performance obligations.

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

Leases

On January 1, 2019, the Company adopted ASC 842, Leases, which introduced the balance sheet recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease assets, current operating lease liabilities and long-term operating lease liabilities in the Consolidated Balance Sheets and are recognized based on the present value of lease payments over the lease term at commencement date.

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

Advertising costs

Advertising is expensed as incurred and was approximately $13.0 million, $11.8 million and $10.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Research and development

Research and development expenses consist primarily of personnel and outside service costs related to the development of new processes and product lines, enhancements of existing product lines, development of software for internal use, maintenance of internally developed software, quality assurance and testing. Costs for internal use software are evaluated by project and capitalized where appropriate under ASC 350-40, Intangibles - Goodwill and Other, Internal-Use Software. Research and development costs were approximately $32.7 million, $28.7 million and $23.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Business combinations

The Company accounts for business combinations in accordance with ASC 805, Business Combinations (ASC 805). On November 30, 2017, the Company acquired RAPID Manufacturing Group, LLC (RAPID) for $122.0 million, consisting of $110.6 million in cash and $11.3 million in the Company’s common stock.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Recently adopted accounting pronouncements

During the fourth quarter of 2019, the Company early adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2017-04, Intangibles – Goodwill and Other, which is intended to simplify the subsequent measurement of goodwill. The adoption of this guidance had no material impact on the Company's consolidated financial statements.

During the first quarter of 2019, the Company adopted the FASB ASU 2016-02, Leases (ASC 842), which introduces the balance sheet recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The Company has adopted the new lease standard using the new transition option issued under the amendments in ASU 2018-11, Leases, which allowed the Company to continue to apply the legacy guidance in Accounting Standards Codification (ASC) 840, Leases, in the comparative periods presented in the year of adoption. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. The Company made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. The Company will recognize those lease payments in the Consolidated Statements of Comprehensive Income on a straight-line basis over the lease term. The impact of the adoption was an increase to the Company’s operating lease assets and liabilities on January 1, 2019 of $13.1 million.

During the first quarter of 2018, the Company adopted the FASB ASU 2014-09, Revenue from Contracts with Customers (ASC 606). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue from the transfer of goods or services to customers in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. The Company adopted the new revenue standard using the modified retrospective approach. The Company manufactures custom parts to specific customer orders that have no alternative use to the Company, and the Company believes there is a legally enforceable right to payment for performance completed to date on these manufactured parts. For manufactured parts that meet these two criteria, the Company will recognize revenue over time. The transition adjustment recorded was an increase of $1.5 million to the Company's retained earnings balance as of  January 1, 2018.

During the first quarter of 2018, the Company adopted ASU 2017-09, Compensation – Stock Compensation, which is intended to provide clarity and reduce diversity in practice as well as cost and complexity when applying the guidance to a change to the terms or conditions of a share-based payment award. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

Recently issued accounting pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes, which is intended to simplify the accounting for income taxes. This guidance will be effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years with early adoption permitted. The Company is evaluating the impact of future adoption of this guidance on its consolidated financial statements, but does not expect the impact to be material.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments held by a reporting entity at each reporting date. This guidance will be effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years with early adoption permitted. The impact of this guidance will not have a material impact on the Company's consolidated financial statements.

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

The Company manufactures parts that have no alternative use to the Company since the parts are custom made to specific customer orders, and the Company believes there is a legally enforceable right to payment for performance completed to date on these manufactured parts. For manufactured parts that meet these two criteria, the Company will recognize revenue over time. Revenue is recognized over time using the input method based on time in production as a percentage of total estimated production time to measure progress toward satisfying performance obligations.

Revenue by geographic region for the years ended December 31, 2019, 2018 and 2017 was as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Revenue:
United States	$360,205	$350,535	$263,086
Europe	82,805	80,889	70,154
Japan	15,718	14,172	11,250
Total revenue	$458,728	$445,596	$344,490

Revenue by product line for the years ended December 31, 2019, 2018 and 2017 was as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Revenue:
Injection Molding	$217,415	$210,523	$194,432
CNC Machining	155,473	153,521	103,739
3D Printing	61,352	53,342	43,329
Sheet Metal	21,000	24,998	1,767
Other Revenue	3,488	3,212	1,223
Total revenue	$458,728	$445,596	$344,490

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

The following table presents the calculation of net income per basic and diluted share attributable to common shareholders:

	Year Ended December 31,
(in thousands, except share and per share amounts)	2019	2018	2017

Net Income	$63,655	$76,588	$51,778

Basic - weighted-average shares outstanding:	26,866,985	26,982,614	26,647,610
Effect of dilutive securities:
Employee stock options and other	182,438	296,202	197,461
Diluted - weighted-average shares outstanding:	27,049,423	27,278,816	26,845,071
Net income per share attributable to common shareholders:
Basic	$2.37	$2.84	$1.94
Diluted	$2.35	$2.81	$1.93

Note 5 – Business Combinations

On November 30, 2017, the Company acquired RAPID for $122.0 million, consisting of $110.6 million in cash (net of cash acquired) and $11.3 million in the Company’s common stock. The operations of RAPID are integrated into the operations of the Company.

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

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Note 6 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2018 were as follows:

(in thousands)	Dec. 31, 2017	Goodwill acquired during 2018	Dec. 31, 2018	Goodwill acquired during 2019	Dec. 31, 2019

United States	$123,635	$248	$123,883	$-	$123,883
Europe	4,239	-	4,239	-	4,239
Japan	630	-	630	-	630
Total goodwill	$128,504	$248	$128,752	$-	$128,752

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

Intangible assets other than goodwill for the years ended December 31, 2019 and 2018 were as follows:

	Year Ended December 31, 2019			Year Ended December 31, 2018				Weighted Average Useful Life
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Useful Life (in years)	Remaining (in years)
Intangible Assets with finite lives:
Marketing assets	$930	$(527)	$403	$930	$(434)	$496	10.0	4.3
Non-compete agreement	270	(222)	48	270	(206)	64	2.0 - 5.0	3.0
Trade secrets	250	(250)	-	250	(233)	17	5.0	0.0
Trade names	1,080	(1,080)	-	1,080	(540)	540	2.0	0.0
Software technology	13,229	(2,275)	10,954	12,229	(997)	11,232	10.0	8.0
Customer relationships	10,070	(4,106)	5,964	10,070	(2,569)	7,501	6.0 - 9.0	3.8
Total intangible assets	$25,829	$(8,460)	$17,369	$24,829	$(4,979)	$19,850

Amortization expense for intangible assets for the years ended December 31, 2019, 2018 and 2017 was $3.5 million, $3.2 million and $0.5 million, respectively.

The Company acquired a software company in December 2017, which was accounted for as an asset acquisition and resulted in an $8.2 million software technology intangible asset for the year ended December 31, 2017. The acquisition did not meet the definition of a business under ASC 805. The asset acquisition included an additional $5.0 million in contingent consideration to be recognized and paid upon completion of certain milestones over a 24-month period. The completion of each milestone resulted in additional value to the software technology intangible asset. We recognized $1.0 million of the contingent consideration for the year ended December 31, 2019. We recognized $4.0 million of the contingent consideration for the year ended December 31, 2018.

Estimated aggregated amortization expense based on the current carrying value of the amortizable intangible assets is as follows:

(in thousands)	Estimated Amortization Expense
2020	$3,016
2021	3,016
2022	3,016
2023	2,813
2024	1,400
Thereafter	4,108
Total estimated amortization expense	$17,369

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

The Company’s cash equivalents measured at fair value as of December 31, 2019 and 2018, respectively, consist of money market mutual funds. The Company determines the fair value of these financial assets using Level 1 inputs.

The following tables summarizes financial assets as of December 31, 2019 and 2018 measured at fair value on a recurring basis:

	December 31, 2019			December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Financial Assets:
Cash and cash equivalents
Money market mutual funds	$68,962	$-	$-	$8,943	$-	$-
Total	$68,962	$-	$-	$8,943	$-	$-

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Note 8 – Marketable Securities

The Company invests in short-term and long-term agency, municipal, corporate and other debt securities. The securities are categorized as held-to-maturity and are recorded at amortized cost. Categorization as held-to-maturity is based on the Company’s ability and intent to hold these securities to maturity. Information regarding the Company’s short-term and long-term marketable securities as of December 31, 2019 and 2018 is as follows:

	December 31, 2019
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government agency securities	$6,274	$1	$(7)	$6,268
Corporate debt securities	26,944	80	(12)	27,012
U.S. municipal securities	10,204	9	(3)	10,210
Commercial paper	3,491	-	-	3,491
Certificates of deposit/time deposits	1,484	22	-	1,506
Total marketable securities	$48,397	$112	$(22)	$48,487

	December 31, 2018
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government agency securities	$16,843	$-	$(88)	$16,755
Corporate debt securities	31,769	-	(96)	31,673
U.S. municipal securities	17,509	1	(33)	17,477
Certificates of deposit/time deposits	4,208	-	(25)	4,183
Total marketable securities	$70,329	$1	$(242)	$70,088

Fair values for the U.S. government agency securities and corporate debt securities are primarily determined based on quoted market prices (Level 1). Fair values for the U.S. municipal securities, commercial paper and certificates of deposit are primarily determined using dealer quotes or quoted market prices for similar securities (Level 2).

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

Proto Labs, Inc.

Notes to Consolidated Financial Statements

The December 31, 2019 balance of held-to-maturity debt securities by contractual maturity is shown in the following table at amortized cost. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

December 31,
(in thousands)	2019

Due in one year or less	$35,437
Due after one year through five years	12,960
Total marketable securities	$48,397

Note 9 – Property and Equipment

Property and equipment consists of the following:

	December 31,
(in thousands)	2019	2018

Land	$14,098	$10,566
Buildings and improvements	75,843	72,819
Machinery and equipment	208,954	185,416
Computer hardware and software	24,953	22,323
Leasehold improvements	7,341	7,330
Construction in progress	54,313	25,279
Total	385,502	323,733
Accumulated depreciation and amortization	(121,790)	(95,732)
Property and equipment, net	$263,712	$228,001

 Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $27.4 million, $23.5 million and $18.0 million, respectively.

Note 10 – Inventory

Inventory consists primarily of raw materials, which are recorded at the lower of cost or market using the average-cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.

The Company’s inventory consists of the following:

	December 31,
(in thousands)	2019	2018

Raw materials	$9,818	$9,560
Work in process	501	792
Total inventory	10,319	10,352
Allowance for obsolescence	(244)	(265)
Inventory, net of allowance	$10,075	$10,087

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Note 11 – Financing Obligations

The Company had no financing obligations as of December 31, 2019 and 2018.

Note 12 – Employee Benefit Plans

The Company maintains a 401(k) retirement plan that covers employees in the United States. Under the plan, a full-time or regular part-time (over 20 hours/week) employee becomes a participant after completing three months of employment. Employees may elect to contribute up to 50 percent of regular gross pay, subject to federal law limits on the dollar amount that participants may contribute to the plan, each calendar year. The Company matches part of the employee contributions and may make a discretionary contribution to the plan. Total employer contributions were approximately $3.1 million, $2.7 million and $1.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company also sponsors a defined contribution retirement plan that covers the employees in the United Kingdom. Total employer contributions were approximately $0.3 million in each of the years ended December 31, 2019, 2018 and 2017.

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

Employees purchased 41,615 and 33,562 shares of common stock under the ESPP at an average exercise price of $86.70 and $85.61 during 2019 and 2018, respectively. As of December 31, 2019, 1,168,830 shares remained available for future issuance under the ESPP.

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

The following table summarizes stock-based compensation expense for the years ended December 31, 2019, 2018 and 2017, respectively:

	Year Ended December 31,
(in thousands)	2019	2018	2017

Stock options and other	$9,591	$10,113	$7,954
Employee stock purchase plan	1,190	815	604
Total stock-based compensation expense	$10,781	$10,928	$8,558

Cost of revenue	$2,056	$1,543	$970
Operating expenses:
Marketing and sales	2,632	1,942	1,429
Research and development	1,851	1,517	1,091
General and administrative	4,242	5,926	5,068
Total stock-based compensation expense	$10,781	$10,928	$8,558

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Stock Options

The following table provides the assumptions used in the Black-Scholes option pricing model for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017

Risk-free interest rate	2.35 - 2.58%	2.52 - 3.07%	2.24 - 2.36%
Expected life (years)	6.25	6.25	6.5
Expected volatility	42.52 - 42.74%	41.68 - 42.22%	42.68 - 44.68%
Expected dividend yield	0%	0%	0%
Weighted average grant date fair value	$47.84	$50.08	$32.26

The following table summarizes stock option activity and the weighted average exercise price for the years ended December 31, 2019, 2018 and 2017:

		Weighted-
		Average
	Stock Options	Exercise Price

Options outstanding at January 1, 2017	569,639	$45.00
Granted	60,100	69.06
Exercised	(187,313)	35.93
Cancelled	(43,371)	61.02
Options outstanding at December 31, 2017	399,055	51.13
Granted	36,600	110.59
Exercised	(155,765)	38.92
Cancelled	(27,274)	74.35
Options outstanding at December 31, 2018	252,616	64.71
Granted	53,708	105.81
Exercised	(16,079)	48.67
Cancelled	(13,979)	89.50
Options outstanding at December 31, 2019	276,266	$72.38

Exercisable at December 31, 2019	152,423	$59.26

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

The total intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017, was $0.9 million, $13.0 million and $7.0 million, respectively. The aggregate intrinsic value represents the cumulative difference between the fair market value of the underlying common stock and the option exercise prices.

For options outstanding at December 31, 2019, the weighted-average remaining contractual term was 5.5 years and the aggregate intrinsic value was $8.6 million. For options exercisable at December 31, 2019, the weighted-average remaining contractual term was 3.6 years and the aggregate intrinsic value was $6.5 million. Refer to the table below for additional information.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

The following table summarizes information about stock options outstanding at December 31, 2019:

	Options Outstanding, Vested and Expected to Vest			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)

7.76 to 31.43	23,883	1.98	25.04	23,883	25.04
31.44 to 66.87	125,022	4.42	58.67	85,656	58.81
66.88 to 96.20	45,255	4.49	70.98	33,445	70.41
96.21 to 123.10	82,106	8.68	107.79	9,439	110.36

The fair value of share-based payment transactions is recognized in the consolidated statements of comprehensive income. As of December 31, 2019, there was $3.6 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 2.6 years. The total fair value of options vested was $1.5 million, $1.5 million and $2.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

The following table summarizes restricted stock activity for the years ended December 31, 2019, 2018 and 2017:

		Weighted-
		Average
		Grant Date
	Restricted	Fair Value
	Stock Awards	Per Share

Restricted stock at January 1, 2017	215,105	$62.78
Granted	210,744	63.70
Restrictions lapsed	(60,102)	63.60
Forfeited	(30,916)	61.99
Restricted stock at December 31, 2017	334,831	63.29
Granted	106,855	115.41
Restrictions lapsed	(86,191)	63.64
Forfeited	(31,574)	68.67
Restricted stock at December 31, 2018	323,921	79.85
Granted	115,471	106.35
Restrictions lapsed	(92,597)	77.25
Forfeited	(31,822)	87.58
Restricted stock at December 31, 2019	314,973	$89.55

Proto Labs, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2019, there was $21.1 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 2.6 years.

Performance Stock

Performance Stock Units (PSUs) are expressed in terms of a target number of PSUs, with anywhere between 0 percent and 150 percent of that target number capable of being earned and vesting at the end of a three-year performance period depending on the Company’s performance in the final year of the performance period and the award recipient’s continued employment.

The following table summarizes performance stock activity for the years ended December 31, 2019, 2018 and 2017:

		Weighted-
		Average
		Grant Date
	Performance	Fair Value
	Stock Awards	Per Share

Performance stock at January 1, 2017	-	$-
Granted	25,707	58.35
Restrictions lapsed	-	-
Forfeited	-	-
Performance stock at December 31, 2017	25,707	58.35
Granted	20,006	105.75
Restrictions lapsed	-	-
Performance change	6,427	58.35
Forfeited	-	-
Performance stock at December 31, 2018	52,140	76.54
Granted	21,434	104.99
Restrictions lapsed	-	-
Performance change	(61,816)	88.06
Forfeited	(2,375)	105.37
Performance stock at December 31, 2019	9,383	$58.35

As of December 31, 2019, there was $0.1 million of unrecognized compensation expense related to non-vested performance stock, which is expected to be recognized over a weighted-average period of 0.1 years. The decrease in unrecognized stock-based compensation costs related to non-vested performance stock in 2019 when compared to 2018 is driven by a decrease in the number of shares expected to vest at the end of future performance periods.

Employee Stock Purchase Plan

The following table presents the assumptions used to estimate the fair value of the ESPP during the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017

Risk-free interest rate	1.59 - 2.35%	2.06 - 2.33%	0.97 - 1.48%
Expected life (months)	6.00	6.00	6.00
Expected volatility	42.63 - 53.57%	31.50 - 37.36%	24.49 - 34.51%
Expected dividend yield	0%	0%	0%

Note 14 – Leases

The Company’s significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2019. Significant changes to the Company’s accounting policies as a result of adopting ASC 842 are discussed below.

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

The Company has operating leases for office space, manufacturing facilities and certain company vehicles and equipment. The leases have remaining lease terms of one year to 10 years. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. As of December 31, 2019, the operating lease liability does not include any options to extend or terminate leases. The Company currently has no finance leases.

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

Supplemental balance sheet information related to leases was as follows:

(in thousands)	December 31, 2019
Operating lease assets	$11,425

Current operating lease liabilities	$3,340
Long-term operating lease liabilities	8,565
Total operating lease liabilities	$11,905

Lease expense is recognized on a straight-line basis over the lease term, with variable payments recognized in the period those payments are incurred. The components of lease expense for the periods reported were as follows:

	Three Months Ended	Twelve Months Ended
(in thousands)	December 31, 2019	December 31, 2019
Operating lease cost	$976	$3,960
Variable lease cost	228	1,039
Total lease cost	$1,204	$4,999

Maturities of operating lease liabilities as of December 31, 2019 (in accordance with ASC 842) were as follows:

(in thousands)	Operating Leases
Year Ending December 31,
2020	$4,034
2021	2,835
2022	2,634
2023	1,064
2024	498
After 2024	1,613
Total future minimum lease payments	12,678
Less interest	(773)
Present value of lease liabilities	$11,905

As of December 31, 2019, we have no operating leases that have not yet commenced.

Weighted average remaining lease term and discount rate was as follows:

December 31, 2019
Weighted Average Remaining Lease Term (Years)	4.8
Weighted Average Discount Rate	2.6%

Supplemental cash flow information related to leases was as follows:

Twelve Months Ended
(in thousands)	December 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$5,020
Lease assets obtained in exchange for new operating lease liabilities	1,921

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Note 15 – Accumulated Other Comprehensive Loss

Other comprehensive loss is comprised entirely of foreign currency translation adjustments. The following table presents the changes in accumulated other comprehensive loss balances for the years ending December 31, 2019, 2018 and 2017, respectively:

	Year Ended December 31,
(in thousands)	2019	2018	2017

Foreign currency translation adjustments
Balance at beginning of period	$(8,492)	$(5,234)	$(10,753)
Other comprehensive (loss) income before reclassifications	1,474	(3,258)	5,519
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-
Net current-period other comprehensive (loss) income	1,474	(3,258)	5,519
Balance at end of period	$(7,018)	$(8,492)	$(5,234)

Note 16 – Income Taxes

The Company is subject to income tax in multiple jurisdictions and the use of estimates is required to determine the provision for income taxes. For the years ended December 31, 2019, 2018 and 2017, the Company recorded an income tax provision of $17.5 million, $15.1 million and $22.7 million, respectively. The effective income tax rate for the years ended December 31, 2019, 2018 and 2017 was 21.6 percent, 16.4 percent and 30.4 percent, respectively.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

The effective tax rate increased by 5.2% for the year ended December 31, 2019 when compared to 2018 primarily due to a decrease in tax benefits from the vesting of restricted stock and exercise of stock options, an increase in the state tax provision, and an increase to valuation allowances for unrealizable deferred tax assets.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduced the U.S. federal corporate tax rate from 35% to 21%, required companies to pay a transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.

The provision for income taxes is based on income before income taxes reported for financial statement purposes. The components of income before income taxes are as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017

Domestic	$74,841	$81,893	$69,929
Foreign	6,352	9,762	4,506
Total	$81,193	$91,655	$74,435

Significant components of the provision for income taxes for the following periods are as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017

Current:
Federal	$6,991	$(782)	$17,808
State	2,882	2,078	1,367
Foreign	1,544	1,810	2,215
Deferred
Federal	5,121	11,325	865
State	269	538	193
Foreign	(809)	(430)	(1,918)
Valuation Allowance	1,540	528	2,127
Total	$17,538	$15,067	$22,657

A reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017

Federal tax statutory rate	21.0%	21.0%	35.0%
State tax (net of federal benefit)	2.1	2.0	1.7
Share based compensation	(0.5)	(2.8)	(0.8)
Valuation allowance against deferred tax assets	1.4	0.7	2.9
Research and development credit	(2.8)	(2.5)	(2.2)
Foreign rate differential	(0.3)	(0.1)	(1.9)
Tax reserves	1.1	(0.1)	0.9
Domestic manufacturing deduction	-	-	(2.5)
Miscellaneous	(0.4)	(0.5)	(0.2)
Transition tax	-	(0.8)	3.2
Revaluation of deferred tax liability	-	(0.5)	(5.7)
Total	21.6%	16.4%	30.4%

Significant components of deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2019	2018

Deferred tax assets:
Accrued expenses	$1,362	$931
Leases	3,337	-
Warrants and stock options	3,325	2,908
Intangible assets	1,171	748
Inventories	169	154
Other assets	1,765	666
Net operating loss	6,513	6,605
Less valuation allowance	(8,248)	(6,900)
Total deferred tax assets	9,394	5,112
Deferred tax liabilities:
Depreciation	(26,750)	(21,788)
Goodwill	(5,590)	(3,486)
Leases	(3,337)	-
Total deferred tax liabilities	(35,677)	(25,274)
Net deferred tax liability	$(26,283)	$(20,162)

The Company has recorded no U.S. deferred taxes related to the undistributed earnings of its non-U.S. subsidiaries as of December 31, 2019. Such amounts are intended to be reinvested outside of the United States indefinitely. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings. As of December 31, 2019, the Company had accumulated undistributed earnings in non-U.S. subsidiaries of $9.3 million.

As of December 31, 2019, the Company had estimated net operating loss carry forwards of $6.5 million for tax purposes. The net operating losses relate to operations in Japan and Germany. Japan losses can be carried forward for up to ten years. The remaining Japan net operating losses begin to expire at various dates between 2020 and 2026. The Company’s Japan operations are taxed both by local authorities and in the U.S. Germany net operating losses may be carried forward without any time limitations but are limited to €1 million, plus 60 percent of taxable income exceeding €1 million.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

The Company establishes valuation allowances for deferred tax assets when, after consideration of all positive and negative evidence, it is considered more-likely-than-not that a portion of the deferred tax assets will not be realized. The Company's valuation allowances of $8.2 million and $6.9 million at December 31, 2019 and 2018, respectively, reduce the carrying value of deferred tax assets associated with certain net operating loss carry forwards and other assets with insufficient positive evidence for recognition. The increase in the valuation allowance is primarily attributable to fluctuations in foreign currency and the net operating losses incurred in Germany in 2019.

The Company files a U.S. federal income tax return and income tax returns in various states and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state, or foreign income tax examinations by tax authorities for years before 2016.

The Company has liabilities related to unrecognized tax benefits totaling $4.6 million and $4.1 million at December 31, 2019 and 2018, respectively, that if recognized would result in a reduction of the Company’s effective tax rate. The liabilities are classified as other long-term liabilities in the accompanying consolidated balance sheets. The Company recognizes interest and penalties related to income tax matters in income tax expense and reports the liability in current or long-term income taxes payable as appropriate. Interest and penalties were immaterial for each of the years ended December 31, 2019, 2018 and 2017.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2019	2018

Balance at beginning of period	$4,096	$4,233
Additions for tax positions of current year	592	593
Additions for tax positions of prior years	-	309
Decrease related to expiration of statutes of limitations	(90)	(1,039)
Balance at period end	$4,598	$4,096

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

Revenue and income from operations by reportable segment are as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Revenue:
United States	$360,205	$350,535	$263,086
Europe	82,805	80,889	70,154
Japan	15,718	14,172	11,250
Total revenue	$458,728	$445,596	$344,490

	Year Ended December 31,
(in thousands)	2019	2018	2017
Income from Operations:
United States	$108,594	$115,710	$99,561
Europe	15,077	16,747	12,796
Corporate Unallocated and Japan	(43,815)	(43,557)	(40,131)
Total income from operations	$79,856	$88,898	$72,226

Total long-lived assets, expenditures for additions to long-lived assets and depreciation and amortization expense are as follows:

	December 31,	December 31,	December 31,
(in thousands)	2019	2018	2017
Long-lived assets:
United States	$210,171	$185,979	$125,308
Europe	45,019	34,577	33,691
Japan	8,522	7,445	7,441
Total long-lived assets	$263,712	$228,001	$166,440

	Year Ended December 31,
(in thousands)	2019	2018	2017
Expenditures for additions to long-lived assets:
United States	$45,123	$78,762	$20,370
Europe	14,743	7,576	11,704
Japan	2,364	766	561
Total expenditures for additions to long-lived assets	$62,230	$87,104	$32,635

Proto Labs, Inc.

Notes to Consolidated Financial Statements

	Year Ended December 31,
(in thousands)	2019	2018	2017
Depreciation and Amortization:
United States	$24,767	$21,117	$13,267
Europe	4,746	4,679	4,174
Japan	1,351	958	1,033
Total depreciation and amortization	$30,864	$26,754	$18,474

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 framework). Based on the assessment, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting is effective. The Company’s registered public accounting firm’s attestation report on the Company’s internal control over financial reporting is provided in Part II, Item 8 of this Annual Report on Form 10-K.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item with respect to Item 401 relating to executive officers is contained in Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant” and with respect to other information relating to our directors will be set forth in our 2020 Proxy Statement under the caption “Proposal 1 — Election of Directors,” which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

The information required by this item under Item 405 of Regulation S-K is incorporated herein by reference to the section titled “Corporate Governance — Section 16(a) Beneficial Ownership Reporting Compliance” of our 2020 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The information required by this item under Items 407 (c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference to the section titled “Corporate Governance” of our 2015 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Item 11. Executive Compensation

Information related to this item is incorporated herein by reference to the sections titled “Compensation Discussion and Analysis,” “Corporate Governance — Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” of our 2020 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information related to security ownership required by this item is incorporated herein by reference to the section titled “Security Ownership of Certain Beneficial Owners and Management” of our 2020 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. Information related to our equity compensation plans required by this item is incorporated herein by reference to the section titled “Compensation Discussion and Analysis – Information Regarding Equity-Based Compensation Plans” of our 2020 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference to the sections titled “Corporate Governance — Certain Relationships and Related Party Transactions,” and “Corporate Governance — Director Independence” of our 2020 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference to the section titled “Fees Paid to Independent Registered Public Accounting Firm” of our 2020 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

3.1(1)	Third Amended and Restated Articles of Incorporation of Proto Labs, Inc.
3.2(27)	Articles of Amendment to Third Amended and Restated Articles of Incorporation of Proto Labs, Inc. dated May 20, 2015
3.3(2)	Second Amended and Restated By-Laws of Proto Labs, Inc, as amended through November 8, 2016.
4.1(3)	Form of certificate representing common shares of Proto Labs, Inc.
4.2(31)	Description of Securities of Registrant
10.1(4)#	2012 Long-Term Incentive Plan, as amended as of August 5, 2015
10.2(5)#	Form of Incentive Stock Option Agreement under 2012 Long-Term Incentive Plan
10.3(6)#	Form of Non-Statutory Stock Option Agreement (Directors) under 2012 Long-Term Incentive Plan
10.4(7)#	Form of Non-Statutory Stock Option Agreement (U.S. Employees) under 2012 Long-Term Incentive Plan
10.5(8)#	Form of Non-Statutory Stock Option Agreement (U.K. Employees) under 2012 Long-Term Incentive Plan
10.6(9)#	Employee Stock Purchase Plan
10.7(10)	Stock Subscription Warrant issued to John B. Tumelty
10.8(11)#	2000 Stock Option Plan, as amended
10.9(12)#	Form of Incentive Stock Option Agreement under 2000 Stock Option Plan
10.10(13)#	Form of Non-Statutory Stock Option Agreement (Directors) under 2000 Stock Option Plan
10.11(14)#	Form of Non-Statutory Stock Option Agreement (U.S. Employees) under 2000 Stock Option Plan
10.12(15)#	Form of Non-Statutory Stock Option Agreement (U.S. Employees) under 2000 Stock Option Plan
10.13(16)#	Form of Non-Statutory Stock Option Agreement (U.K. Employees) under 2000 Stock Option Plan
10.14(17)#	Amended and Restated Credit Agreement, dated as of September 30, 2011, between Proto Labs, Inc. and Wells Fargo Bank, N.A.
10.15(18)#	Credit Agreement, dated November 27, 2017, by and among Proto Labs and Wells Fargo Bank, National Association
10.16(19)#	Form of U.S. Severance Agreement
10.17(20)#	Form of UK Severance Agreement
10.18(21)#	Amended and Restated Executive Employment Agreement, dated August 1, 2019, by and between Proto Labs, Inc. and Victoria M. Holt
10.19(22)#	Form of Restricted Stock Agreement under 2012 Long-Term Incentive Plan for the initial grant to Victoria M. Holt
10.20(23)#	Form of Restricted Stock Unit Agreement under 2012 Long-Term Incentive Plan (U.S. Employees)
10.21(24)#	Form of Restricted Stock Unit Agreement under 2012 Long-Term Incentive Plan (U.K. Employees)
10.22(25)#	Form of Restricted Stock Unit Agreement under 2012 Long-Term Incentive Plan (Directors)
10.23(26)#	Amended and Restated Severance Agreement, dated August 1, 2019, by and between Proto Labs, Inc. and John A. Way
10.24(28)#	Form of Performance Stock Unit Agreement under 2012 Long-Term Incentive Plan
10.25(30)#	Form of Deferred Stock Unit Agreement under 2012 Long-Term Incentive Plan
10.26(32)#	Transition and Separation Agreement, dated May 8, 2019 by and between Proto Labs, Inc. and David M. Fein
10.27(33)#	Form of Executive Severance Agreement
21.1	Subsidiaries of Proto Labs, Inc.
23.1	Consent of Ernst & Young LLP
24.1	Powers of Attorney
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS**	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the Commission on November 8, 2016.
(3)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed with the Commission on November 3, 2015.
(5)	Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(6)	Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(7)	Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(8)	Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(9)	Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(10)	Incorporated by reference to Exhibit 99.7 to the Company’s Registration Statement on Form S-8 (File No. 333-179651), filed with the Commission on February 23, 2012.
(11)	Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(12)	Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(13)	Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(14)	Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(15)	Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(16)	Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(17)	Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on October 26, 2011.
(18)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the Commission on December 1, 2017.
(19)	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K, filed with the Commission on March 1, 2013.
(20)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed with the Commission on May 8, 2013.
(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the Commission on August 2, 2019.
(22)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed with the Commission on February 6, 2014.
(23)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the Commission on February 12, 2014.
(24)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed with the Commission on February 12, 2014.
(25)	Incorporated by reference to Exhibit 99.6 to the Company's Registration Statement on Form S-8 (file No. 333-194272), filed with the Commission on March 3, 2014.
(26)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed with the Commission on August 2, 2019.
(27)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the Commission on May 21, 2015.
(28)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the Commission on February 17, 2017.
(29)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed with the Commission on November 21, 2017.
(30)	Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, filed with the Commission on August 1, 2018.
(31)	Filed herewith.
(32)	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, filed with the Commission on May 14, 2019.
(33)	Incorporated by reference to Exhibit 99.2 to the Company's Form 8-K, filed with the Commission on August 2, 2019.

#	Indicates management contract or compensatory plan or arrangement.

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

Proto Labs, Inc.

Date: February 26, 2020	/s/ Victoria M. Holt
Victoria M. Holt
President and Chief Executive Officer (Principal Executive Officer)

Date: February 26, 2020	/s/ John A. Way
John A. Way
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: February 26, 2020	/s/ Victoria M. Holt
Victoria M. Holt
President and Chief Executive Officer and Director (Principal Executive Officer)

Date: February 26, 2020	/s/ John A. Way
John A Way

Chief Financial Officer

(Principal Financial and Accounting Officer)

Chairman of the Board of Directors:

Sven A. Wehrwein*

Directors:

Archie C. Black*

Sujeet Chand*

Moonhie Chin*

Rainer Gawlick*

John B. Goodman*

Donald G. Krantz*

*Victoria M. Holt, by signing her name hereto, does hereby sign this document on behalf of each of the above named officers and directors of the registrant pursuant to powers of attorney duly executed by such persons and filed as an exhibit hereto.

Date: February 26, 2020	/s/ Victoria M. Holt
Victoria M. Holt
President and Chief Executive Officer (Principal Executive Officer)