Form 10-Q
period 2020-03-31
Proto Labs Inc
filed 2020-05-05
CIK 1443669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,612,751 shares of Common Stock, par value $0.001 per share, were outstanding at April 30, 2020.

Proto Labs, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Proto Labs, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$91,905	$125,225
Short-term marketable securities	38,194	35,437
Accounts receivable, net of allowance for doubtful accounts of $1,821 and $952 as of March 31, 2020 and December 31, 2019, respectively	62,091	57,450
Inventory	10,507	10,075
Prepaid expenses and other current assets	9,777	8,232
Total current assets	212,474	236,419
Property and equipment, net	268,001	263,712
Goodwill	128,752	128,752
Other intangible assets, net	16,615	17,369
Long-term marketable securities	37,077	12,960
Operating lease assets	10,548	11,425
Other long-term assets	4,623	3,030
Total assets	$678,090	$673,667

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$18,219	$16,804
Accrued compensation	12,460	15,058
Accrued liabilities and other	12,950	11,057
Current operating lease liabilities	3,254	3,340
Income taxes payable	414	1,322
Total current liabilities	47,297	47,581
Long-term operating lease liabilities	7,871	8,565
Long-term deferred tax liabilities	29,652	26,283
Other long-term liabilities	5,530	5,448
Total liabilities	90,350	87,877

Shareholders' equity
Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding 0 shares as of each of March 31, 2020 and December 31, 2019	-	-
Common stock, $0.001 par value, authorized 150,000,000 shares; issued and outstanding 26,648,524 and 26,786,459 shares as of March 31, 2020 and December 31, 2019, respectively	27	27
Additional paid-in capital	268,574	268,059
Retained earnings	329,137	324,722
Accumulated other comprehensive loss	(9,998)	(7,018)
Total shareholders' equity	587,740	585,790
Total liabilities and shareholders' equity	$678,090	$673,667

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Comprehensive Income
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019

Statements of Operations:
Revenue	$115,108	$113,452
Cost of revenue	57,008	54,592
Gross profit	58,100	58,860
Operating expenses
Marketing and sales	18,180	18,577
Research and development	8,987	8,013
General and administrative	14,108	12,822
Total operating expenses	41,275	39,412
Income from operations	16,825	19,448
Other income, net	1,054	213
Income before income taxes	17,879	19,661
Provision for income taxes	3,895	4,150
Net income	$13,984	$15,511

Net income per share:
Basic	$0.52	$0.58
Diluted	$0.52	$0.57

Shares used to compute net income per share:
Basic	26,776,806	26,963,366
Diluted	26,929,640	27,177,039

Comprehensive Income (net of tax)
Comprehensive income	$11,004	$15,987

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Shareholders' Equity
(In thousands, except share amounts)

	Common Stock		Additional		Accumulated Other
			Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

Balance at January 1, 2020	26,786,459	27	268,059	324,722	(7,018)	585,790
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	23,525	-	(902)	-	-	(902)
Stock-based compensation expense	-	-	3,033	-	-	3,033
Repurchases of common stock	(161,460)	-	(1,616)	(9,569)	-	(11,185)
Net income	-	-	-	13,984	-	13,984
Other comprehensive income
Foreign currency translation adjustment	-	-	-	-	(2,980)	(2,980)
Comprehensive income						11,004
Balance at March 31, 2020	26,648,524	$27	$268,574	$329,137	$(9,998)	$587,740

	Common Stock		Additional		Accumulated Other
			Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

Balance at January 1, 2019	26,984,747	27	258,502	291,460	(8,492)	541,497
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	19,950	-	(420)	-	-	(420)
Stock-based compensation expense	-	-	3,040	-	-	3,040
Repurchases of common stock	(157,716)	-	(1,511)	(15,798)	-	(17,309)
Net income	-	-	-	15,511	-	15,511
Other comprehensive income
Foreign currency translation adjustment	-	-	-	-	476	476
Comprehensive income						15,987
Balance at March 31, 2019	26,846,981	$27	$259,611	$291,173	$(8,016)	$542,795

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019

Operating activities
Net income	$13,984	$15,511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,958	7,439
Stock-based compensation expense	3,033	3,040
Deferred taxes	3,392	379
Amortization of held-to-maturity securities	55	16
Other	(644)	236
Changes in operating assets and liabilities:
Accounts receivable	(5,084)	(2,386)
Inventories	(537)	739
Prepaid expenses and other	(1,240)	(211)
Income taxes	(841)	3,006
Accounts payable	1,739	(805)
Accrued liabilities and other	595	(8,962)
Net cash provided by operating activities	22,410	18,002

Investing activities
Purchases of property, equipment and other capital assets	(13,421)	(12,735)
Purchases of other assets and investments	(3,000)	(4,000)
Purchases of marketable securities	(37,629)	-
Proceeds from maturities of marketable securities	10,700	17,006
Net cash (used in) provided by investing activities	(43,350)	271

Financing activities
Proceeds from exercises of stock options	135	174
Purchases of shares withheld for tax obligations	(1,048)	(594)
Repurchases of common stock	(11,185)	(17,309)
Net cash used in financing activities	(12,098)	(17,729)
Effect of exchange rate changes on cash and cash equivalents	(282)	(240)
Net (decrease) increase in cash and cash equivalents	(33,320)	304
Cash and cash equivalents, beginning of period	125,225	85,046
Cash and cash equivalents, end of period	$91,905	$85,350

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

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. For further information, refer to the audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended  December 31, 2019 as filed with the Securities and Exchange Commission (SEC) on February 26, 2020.

The accompanying Consolidated Balance Sheet as of December 31, 2019 was derived from the audited Consolidated Financial Statements but does not include all disclosures required by U.S. GAAP for a full set of financial statements. This Form 10-Q should be read in conjunction with the Company’s Consolidated Financial Statements and Notes included in the Annual Report on Form 10-K filed on February 26, 2020 as referenced above.

Note 2 – Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

During the first quarter of 2020, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses, which is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments held by a reporting entity at each reporting date. The adoption of this guidance had no material impact on our consolidated financial statements.

During the fourth quarter of 2019, the Company early adopted the FASB ASU 2017-04, Intangibles – Goodwill and Other, which is intended to simplify the subsequent measurement of goodwill. The adoption of this guidance had no material impact on our consolidated financial statements.

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

The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended
	March 31,
(in thousands, except share and per share amounts)	2020	2019
Net income	$13,984	$15,511

Basic - weighted-average shares outstanding:	26,776,806	26,963,366
Effect of dilutive securities:
Employee stock options and other	152,834	213,673
Diluted - weighted-average shares outstanding:	26,929,640	27,177,039
Net income per share:
Basic	$0.52	$0.58
Diluted	$0.52	$0.57

Note 4 – Goodwill and Other Intangible Assets

There were no changes in the carrying amount of Goodwill during the three months ended March 31, 2020.

Intangible assets other than goodwill at  March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020			December 31, 2019			Useful	Weighted Average
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Life (in years)	Useful Life Remaining (in years)
Intangible assets with finite lives:
Marketing assets	$930	$(550)	$380	$930	$(527)	$403	10.0	4.0
Non-compete agreement	270	(226)	44	270	(222)	48	2.0 - 5.0	2.8
Software technology	13,229	(2,618)	10,611	13,229	(2,275)	10,954	10.0	7.8
Customer relationships	10,070	(4,490)	5,580	10,070	(4,106)	5,964	6.0 - 9.0	3.6
Total intangible assets	$24,499	$(7,884)	$16,615	$24,499	$(7,130)	$17,369

Amortization expense for intangible assets was $0.8 million and $0.9 million for the three months ended  March 31, 2020 and 2019, respectively.

Estimated aggregated amortization expense based on the current carrying value of the amortizable intangible assets is as follows:

(in thousands)	Estimated Amortization Expense
Remaining 2020	$2,262
2021	3,016
2022	3,016
2023	2,813
2024	1,400
Thereafter	4,108
Total estimated amortization expense	$16,615

Note 5 – Fair Value Measurements

Accounting Standards Codification (ASC 820), Fair Value Measurement (ASC 820), defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that requires classification based on observable and unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

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

The following table summarizes financial assets as of  March 31, 2020 and December 31, 2019 measured at fair value on a recurring basis:

	March 31, 2020			December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents
Money market mutual fund	$31,291	$-	$-	$68,962	$-	$-
Total	$31,291	$-	$-	$68,962	$-	$-

Note 6 – Marketable Securities

The Company invests in short-term and long-term agency, municipal, corporate and other debt securities. The securities are categorized as held-to-maturity and are recorded at amortized cost, net of an allowance for credit losses. Categorization as held-to-maturity is based on the Company’s ability and intent to hold these securities to maturity. The following table summarizes information regarding the Company’s short-term and long-term marketable securities as of  March 31, 2020 and December 31, 2019:

	March 31, 2020
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. municipal securities	$12,704	$19	(14)	$12,709
Corporate debt securities	35,100	45	(239)	34,906
U.S. government agency securities	20,801	61	-	20,862
Certificates of deposit/time deposits	3,697	31	(2)	3,726
Commercial paper	2,969	11	-	2,980
Total marketable securities	$75,271	$167	$(255)	$75,183

	December 31, 2019
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. municipal securities	$10,204	$9	$(3)	$10,210
Corporate debt securities	26,944	80	(12)	27,012
U.S. government agency securities	6,274	1	(7)	6,268
Certificates of deposit/time deposits	1,484	22	-	1,506
Commercial paper	3,491	-	-	3,491
Total marketable securities	$48,397	$112	$(22)	$48,487

Fair values for the corporate debt securities are primarily determined based on quoted market prices (Level 1). Fair values for the U.S. municipal securities, U.S. government agency securities, certificates of deposit and U.S. treasury securities are primarily determined using dealer quotes or quoted market prices for similar securities (Level 2).

During the first quarter of 2020, the Company adopted the FASB ASU 2016-13, Financial Instruments – Credit Losses. The Company calculated the expected credit loss for each security in its portfolio using the probability-of-default method. The Company concluded the adoption of the guidance had no material impact on its consolidated financial statements.

Classification of marketable securities as current or non-current is based upon the security’s maturity date as of the date of these financial statements.

The  March 31, 2020 balance of held-to-maturity debt securities by contractual maturity is shown in the following table at amortized cost, net of an allowance for credit losses. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

March 31,
(in thousands)	2020
Due in one year or less	$38,194
Due after one year through five years	37,077
Total marketable securities	$75,271

Note 7 – Inventory

Inventory consists primarily of raw materials, which are recorded at the lower of cost or market using the average-cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.

The Company’s inventory consisted of the following as of the dates indicated:

	March 31,	December 31,
(in thousands)	2020	2019
Raw materials	$10,237	$9,818
Work in process	499	501
Total inventory	10,736	10,319
Allowance for obsolescence	(229)	(244)
Inventory, net of allowance	$10,507	$10,075

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

Stock-Based Compensation Expense

Stock-based compensation expense was $3.0 million for each of the three months ended  March 31, 2020 and 2019, respectively.

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2020:

		Weighted-
		Average
	Stock Options	Exercise Price
Options outstanding at December 31, 2019	276,266	$72.38
Granted	33,192	96.72
Exercised	(2,001)	67.53
Forfeited	(848)	110.38
Options outstanding at March 31, 2020	306,609	$74.94

Exercisable at March 31, 2020	187,326	$62.48

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

The weighted-average grant date fair value of options that were granted during the three months ended March 31, 2020 was $41.72.

The following table provides the assumptions used in the Black-Scholes pricing model valuation of options during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Risk-free interest rate	1.47%	2.58%
Expected life (years)	6.25	6.25
Expected volatility	42.40%	42.74%
Expected dividend yield	0%	0%

As of March 31, 2020, there was $4.5 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.9 years.

Restricted Stock

Restricted stock awards are share-settled awards and restrictions lapse ratably over the vesting period, which is generally a period from four to five years, beginning on the first anniversary of the grant date, subject to the employee's continuing service to the Company. For directors, restrictions generally lapse in full on the first anniversary of the grant date.

The following table summarizes restricted stock activity during the three months ended March 31, 2020:

		Weighted-
		Average
		Grant Date
	Restricted	Fair Value
	Stock	Per Share
Restricted stock at December 31, 2019	314,973	$89.55
Granted	28,105	96.72
Restrictions lapsed	(25,598)	79.27
Forfeited	(7,616)	90.47
Restricted stock at March 31, 2020	309,864	$91.03

As of March 31, 2020, there was $21.0 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 2.6 years.

Performance Stock

Performance stock units (PSUs) are expressed in terms of a target number of PSUs, with anywhere between 0 percent and 150 percent of that target number capable of being earned and vesting at the end of a three-year performance period depending on the Company’s performance in the final year of the performance period and the award recipient’s continued employment. The Company’s PSUs granted from 2017 to 2019 are based on performance conditions and the related compensation cost is based on the probability that the performance conditions will be achieved. The Company’s PSUs granted in 2020 are based on market conditions and the related compensation cost is based on the fair value at grant date calculated using a Monte Carlo pricing model.

The following table summarizes performance stock activity during the three months ended March 31, 2020:

		Weighted-
		Average
		Grant Date
	Performance	Fair Value
	Stock	Per Share
Performance stock at December 31, 2019	9,383	$58.35
Granted	19,956	118.66
Restrictions lapsed	(7,113)	58.35
Performance change	-	-
Forfeited	(2,270)	58.35
Performance stock at March 31, 2020	19,956	$118.66

The following table provides the assumptions used in the Monte Carlo pricing model valuation of PSUs during the three months ended March 31, 2020:

Three Months Ended March 31,
2020
Risk-free interest rate	1.41%
Expected life (years)	2.88
Expected volatility	38.70%
Expected dividend yield	0%

As of March 31, 2020, there was $2.3 million of unrecognized compensation expense related to non-vested performance stock, which is expected to be recognized over a weighted-average period of 2.9 years.

Employee Stock Purchase Plan

The following table presents the assumptions used to estimate the fair value of the ESPP during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Risk-free interest rate	1.59%	2.33%
Expected life (months)	6.00	6.00
Expected volatility	42.63%	37.36%
Expected dividend yield	0%	0%

 Note 9 – Accumulated Other Comprehensive Loss

Other comprehensive income (loss) is comprised entirely of foreign currency translation adjustments. The following table presents the changes in accumulated other comprehensive income (loss) balances during the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Foreign currency translation adjustments
Balance at beginning of period	$(7,018)	$(8,492)
Other comprehensive income (loss) before reclassifications	(2,980)	476
Amounts reclassified from accumulated other comprehensive loss	-	-
Net current-period other comprehensive income (loss)	(2,980)	476
Balance at end of period	$(9,998)	$(8,016)

Note 10 – Income Taxes

The Company is subject to income tax in multiple jurisdictions and the use of estimates is required to determine the provision for income taxes. For the three months ended  March 31, 2020 and 2019, the Company recorded an income tax provision of $3.9 million and $4.2 million, respectively. The income tax provision is based on the estimated annual effective tax rate for the year applied to pre-tax income. The effective income tax rate for the three months ended  March 31, 2020 was 21.8 percent compared to 21.1 percent in the same period of the prior year. The effective tax rate increased by 0.7 percent for the three months ended  March 31, 2020 when compared to the same period in 2019 primarily due to a decrease in tax benefits from the vesting of restricted stock and the exercise of stock options and an increase in the state tax provision.

The effective income tax rate for the three months ended March 31, 2020 differs from the U.S. federal statutory rate of 21.0 percent due to various factors, including operating in multiple state and foreign jurisdictions and tax credits for which the Company qualifies.

The Company had unrecognized tax benefits totaling $4.6 million as of each of March 31, 2020 and December 31, 2019, respectively, all of which, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and penalties related to income tax matters in income tax expense, and reports the liability in current or long-term income taxes payable as appropriate.

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

Revenue and income from operations by reportable segment for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Revenue:
United States	$90,076	$87,811
Europe	20,787	21,254
Japan	4,245	4,387
Total revenue	$115,108	$113,452

	Three Months Ended March 31,
(in thousands)	2020	2019
Income from Operations:
United States	$25,089	$26,310
Europe	4,364	4,221
Corporate Unallocated and Japan	(12,628)	(11,083)
Total Income from Operations	$16,825	$19,448

Total long-lived assets at  March 31, 2020 and December 31, 2019 were as follows:

	March 31,	December 31,
(in thousands)	2020	2019
Total long-lived assets:
United States	$215,691	$210,171
Europe	43,984	45,019
Japan	8,326	8,522
Total Assets	$268,001	$263,712

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019.

Forward-Looking Statements

Statements contained in this report regarding matters that are not historical or current facts are “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve known and unknown risks, uncertainties and other factors that may cause our results to be materially different than those expressed or implied in such statements. Certain of these risk factors and others are described in Item 1A. “Risk Factors” of this Form 10-Q, as well as our most recent Annual Report on Form 10-K as filed with the SEC. Other unknown or unpredictable factors also could have material adverse effects on our future results. We cannot guarantee future results, levels of activity, performance or achievements. Accordingly, you should not place undue reliance on these forward-looking statements. Finally, we expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

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

3D Printing

Our 3D Printing product line includes stereolithography, selective laser sintering, direct metal laser sintering, Multi Jet Fusion, PolyJet and digital light synthesis processes, which offer customers a wide-variety of high-quality, precision rapid prototyping and low-volume production. These processes create parts with a high level of accuracy, detail, strength and durability. Industrial 3D Printing is best suited for functional prototypes, complex designs and end-use applications produced in small quantities, typically in the range of one to several hundred parts.

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

During the three months ended March 31, 2020, we served 20,876 unique product developers and engineers who purchased our products through our web-based customer interface, an increase of 1.5% over the same period in 2019.

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

Provision for Income Taxes

Provision for income taxes is comprised of federal, state, local and foreign taxes based on pre-tax income. Overall, we expect our effective tax rate for 2020 and beyond will remain consistent based on the current tax laws.

Market Conditions

On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus (COVID-19) a pandemic. Its full financial impact is unknown at this time and will depend on the duration of government restrictions, including travel restrictions, quarantines, shelter in place orders and shutdowns and duration of the economic slowdown and nature and timing of a recovery. The Company has been deemed an essential business and all of our global manufacturing operations have remained open. The Company has activated a global, cross-functional response team, which is closely monitoring the situation and implementing additional safety measures to help ensure the well-being of our employees, customers and suppliers, to minimize disruptions and provide for the safe and reliable supply of products to our customers. In accordance with the guidance provided by both the World Health Organization and the U.S. Centers for Disease Control and Prevention, the Company has implemented safe work practices, including social distancing and work from home guidelines.

We are actively monitoring key product availability and continue to stay connected with our customers to understand impacts on their operations. All of these efforts will help us better plan and prepare, so we can continue to be a leading supplier of custom parts. In anticipation of exposure due to an economic slowdown driven by COVID-19, the Company increased its bad debt reserve by $0.9 million as of March 31, 2020.

The Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law on March 27th, 2020. The CARES Act is meant to infuse companies with various income and payroll tax cash benefits to ease the impact of the pandemic. A technical correction to the Tax Cuts and Jobs Act of 2017 was included in the CARES Act allowing qualified improvement property to claim bonus depreciation for respective assets placed in service in 2018 and 2019.  The impact of the CARES Act to the Company was a $2.6 million reduction in our income taxes payable and a corresponding increase to our deferred tax liability.

See "Risk Factors" in Item 1A of this Quarterly Report on Form 10-Q for further information of the possible impact of the COVID-19 pandemic on our business.

Results of Operations

The following table summarizes our results of operations and the related changes for the periods indicated. The results below are not necessarily indicative of the results for future periods.

	Three Months Ended March 31,				Change
(dollars in thousands)	2020		2019		$	%
Revenue	$115,108	100.0	$113,452	100.0	$1,656	1.5
Cost of revenue	57,008	49.5	54,592	48.1	2,416	4.4
Gross profit	58,100	50.5	58,860	51.9	(760)	(1.3)
Operating expenses:
Marketing and sales	18,180	15.8	18,577	16.4	(397)	(2.1)
Research and development	8,987	7.8	8,013	7.1	974	12.1
General and administrative	14,108	12.3	12,822	11.3	1,286	10.0
Total operating expenses	41,275	35.9	39,412	34.8	1,863	4.7
Income from operations	16,825	14.6	19,448	17.1	(2,623)	(13.5)
Other income, net	1,054	0.9	213	0.2	841	*
Income before income taxes	17,879	15.5	19,661	17.3	(1,782)	(9.1)
Provision for income taxes	3,895	3.4	4,150	3.6	(255)	(6.1)
Net income	$13,984	12.1%	$15,511	13.7%	$(1,527)	(9.8)%

Stock-based compensation expense included in the statements of operations data above for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Stock options and restricted stock	$2,738	$2,779
Employee stock purchase plan	295	261
Total stock-based compensation expense	$3,033	$3,040

Cost of revenue	$521	$421
Operating expenses:
Marketing and sales	618	549
Research and development	521	423
General and administrative	1,373	1,647
Total stock-based compensation expense	$3,033	$3,040

Comparison of Three Months Ended March 31, 2020 and 2019

Revenue

Revenue by reportable segment and the related changes for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020		2019		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
United States	$90,076	78.3%	$87,811	77.4%	$2,265	2.6%
Europe	20,787	18.1	21,254	18.7	(467)	(2.2)
Japan	4,245	3.7	4,387	3.9	(142)	(3.2)
Total revenue	$115,108	100.0%	$113,452	100.0%	$1,656	1.5%

Our revenue increased $1.7 million, or 1.5%, for the three months ended March 31, 2020 compared to the same period in 2019. By reportable segment, revenue in the United States increased $2.3 million, or 2.6%, for the three months ended March 31, 2020 compared to the same period in 2019. Revenue in Europe decreased $0.5 million, or 2.2%, and revenue in Japan decreased $0.1 million, or 3.2%, in each case for the three months ended March 31, 2020 compared to the same period in 2019. Our revenue in Europe was impacted by foreign currency exchange rates. Excluding the impact of the changes in foreign currency exchange rates, Europe revenue growth would have been 0.9%. In addition, our revenue in each region was impacted by a decline in order activity driven by the COVID-19 pandemic.

Our revenue growth during the three months ended March 31, 2020 was the result of an increase in the volume of product developers and engineers we served. During the three months ended March 31, 2020, we served 20,876 unique product developers and engineers, an increase of 1.5% over the same period in 2019.

Our revenue increases were primarily driven by increases in sales personnel and marketing activities. Our sales personnel focus on gaining new customer accounts and expanding the depth and breadth of existing customer accounts. Our marketing personnel focus on marketing activities that result in the greatest number of customer leads to support sales activity. International revenue was negatively impacted by $0.6 million during the three months ended March 31, 2020 compared to the same period in 2019 as a result of foreign currency movements, primarily the weakening of the British Pound and Euro relative to the United States Dollar.

Revenue by product line and the related changes for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020		2019		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Injection Molding	$54,776	47.6%	$55,311	48.8%	$(535)	(1.0)%
CNC Machining	37,885	32.9	37,872	33.4	13	0.0
3D Printing	15,948	13.9	14,480	12.8	1,468	10.1
Sheet Metal	5,649	4.9	5,025	4.4	624	12.4
Other Revenue	850	0.7	764	0.7	86	11.3
Total revenue	$115,108	100.0%	$113,452	100.0%	$1,656	1.5%

By product line, our revenue growth was driven by a 10.1% increase in 3D Printing revenue, a 12.4% increase in Sheet Metal revenue and an 11.3% increase in Other Revenue, which was partially offset by a 1.0% decrease in Injection Molding revenue, in each case for the three months ended March 31, 2020 compared to the same period in 2019.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $2.4 million, or 4.4%, for the three months ended March 31, 2020 compared to the same period in 2019, which was greater than the rate of revenue increase of 1.5% for the three months ended March 31, 2020 compared to the same period in 2019. The increase in cost of revenue resulted from the growth of the business, investments to support future growth and the costs of inflation. Specifically, the increases were driven by an increase in direct labor headcount and wage inflation resulting in personnel and related cost increases of $1.5 million and equipment and facility-related cost increases of $1.0 million to support increased sales volumes and future growth of the business, which were partially offset by raw material and production cost decreases of $0.1 million.

Gross Profit and Gross Margin. Gross profit decreased from $58.9 million in the three months ended March 31, 2019 to $58.1 million in the three months ended March 31, 2020 primarily due to an increase in expenses associated with the cost of revenue. Gross margin decreased from 51.9% in the three months ended March 31, 2019 to 50.5% in the three months ended March 31, 2020 due to investments in facilities and personnel to support future growth and the timing and mix of revenue.

Operating Expenses, Other Income, net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expenses decreased $0.4 million, or 2.1%, during the three months ended March 31, 2020 compared to the same period in 2019 due primarily to personnel and related cost decreases of $0.2 million as well as marketing program cost decreases of $0.2 million.

Research and Development. Our research and development expenses increased $1.0 million, or 12.1%, during the three months ended March 31, 2020 compared to the same period in 2019 due to an increase in headcount resulting in personnel and related cost increases of $1.0 million.

General and Administrative. Our general and administrative expenses increased $1.3 million, or 10.0%, during the three months ended March 31, 2020 compared to the same period in 2019 due to personnel and related cost increases of $1.2 million and administrative cost increases of $0.5 million primarily driven by an increase to our bad debt expense as a result of anticipated exposure related to the novel coronavirus (COVID-19) pandemic, which were partially offset by stock-based compensation decreases of $0.3 million, as well as a $0.1 million decrease in amortization cost.

Other Income, net. We recognized other income, net of $1.1 million for the three months ended March 31, 2020, an increase of $0.9 million compared to other income, net of $0.2 million for the three months ended March 31, 2019. Other income, net for the three months ended March 31, 2020 primarily consisted of $0.6 million in interest income on investments and a $0.7 million gain on foreign currency, which was partially offset by $0.2 million in other expense. Other income, net for the three months ended March 31, 2019 primarily consisted of $0.6 million in interest income on investments, which was partially offset by a $0.4 million loss on foreign currency.

Provision for Income Taxes. Our effective tax rate of 21.8% for the three months ended March 31, 2020 increased 0.7% compared to 21.1% for the same period in 2019. The increase in the effective tax rate is primarily due to a decrease in tax benefits from the vesting of restricted stock and the exercise of stock options and an increase in the state tax provision. Our income tax provision of $3.9 million for the three months ended March 31, 2020 decreased $0.3 million compared to our income tax provision of $4.2 million for the three months ended March 31, 2019.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Net cash provided by operating activities	$22,410	$18,002
Net cash (used in) provided by investing activities	(43,350)	271
Net cash used in financing activities	(12,098)	(17,729)
Effect of exchange rates on cash and cash equivalents	(282)	(240)
Net (decrease) increase in cash and cash equivalents	$(33,320)	$304

Sources of Liquidity

Historically, we have primarily financed our operations and capital expenditures through cash flow from operations. We had cash and cash equivalents of $91.9 million as of March 31, 2020, a decrease of $33.3 million from December 31, 2019. The decrease in our cash was primarily due to cash used in investing activity and repurchases of common stock, which were partially offset by cash generated through operations.

Cash Flows from Operating Activities

Cash flows from operating activities were $22.4 million during the three months ended March 31, 2020 and primarily consisted of net income of $14.0 million, adjusted for certain non-cash items, including depreciation and amortization of $8.0 million, stock-based compensation expense of $3.0 million and deferred taxes of $3.4 million, which were partially offset by changes in operating assets and liabilities and other items totaling $6.0 million. Cash flows from operating activities were $18.0 million during the three months ended March 31, 2019 and primarily consisted of net income of $15.5 million, adjusted for certain non-cash items, including depreciation and amortization of $7.4 million, stock-based compensation expense of $3.0 million and deferred taxes of $0.4 million, which were partially offset by changes in operating assets and liabilities and other items totaling $8.3 million.

Cash flows from operating activities increased $4.4 million during the three months ended March 31, 2020 compared to the same period in 2019, primarily due to increases in changes in operating assets and liabilities of $3.3 million driven by timing of cash receipts and payments, deferred taxes of $3.0 million and depreciation and amortization of $0.5 million, which were partially offset by decreases in net income of $1.5 million and decreases in other operating activities of $0.9 million.

Cash Flows from Investing Activities

Cash used in investing activities was $43.3 million during the three months ended March 31, 2020, consisting of $37.6 million for the purchases of marketable securities, $13.4 million for the purchases of property, equipment and other capital assets and $3.0 million for purchases of other assets and investments, which were partially offset by $10.7 million in proceeds from maturities of marketable securities.

Cash provided by investing activities was $0.3 million during the three months ended March 31, 2019, consisting of $17.0 million in proceeds from maturities of marketable securities, which were partially offset by $12.7 million for the purchases of property, equipment and other capital assets and $4.0 million for purchases of other assets and investments.

Cash Flows from Financing Activities

Cash used in financing activities was $12.1 million during the three months ended March 31, 2020, consisting of $11.2 million in repurchases of common stock and $1.0 million in purchases of shares withheld for tax obligations associated with equity transactions, which were partially offset by $0.1 million in proceeds from the exercise of stock options.

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

Critical Accounting Policies and Use of Estimates

We have adopted various accounting policies to prepare the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Our significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

We have not used forward contracts or currency borrowings to hedge our exposure to foreign currency risk. Foreign currency risk can be assessed by estimating the change in results of operations or financial position resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would generally not have a material impact on our financial position, but could have a material impact on our results of operations. We recognized a foreign currency gain of $0.7 million during the three months ended March 31, 2020 and a foreign currency loss of $0.4 million during the three months ended March 31, 2019. The changes in foreign exchange rates had a negative impact on consolidated revenue of $0.6 million for the three months ended March 31, 2020.

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

Item 1A. Risk Factors

Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K. Except as presented below, there have been no material changes from the risk factors described in our Form 10-K.

Economic uncertainty arising from the recent COVID-19 pandemic could adversely affect our business and results of operations.

On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus (COVID-19) a pandemic. The COVID-19 outbreak and associated counter-acting measures implemented by governments around the world, as well as increased business uncertainty, could adversely affect our business and results of operations. At this time, the Company is monitoring the global outbreak of the COVID-19 and is taking steps to mitigate the risks to our employees, customers, suppliers and other stakeholders. The Company has been deemed an essential business and all of our global manufacturing operations have remained open. The current business environment and quickly evolving market conditions require significant management judgment to interpret and quantify the potential impact on our assumptions about future financial performance and operating cash flows. To the extent that changes in the current business environment impact our ability to achieve levels of forecasted operating results and cash flows, if our stock price were to trade below book value per share for an extended period of time and/or should other events occur indicating the carrying value of our assets might be impaired, we may be required to recognize impairment losses on goodwill, intangible and tangible assets.

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

The common stock repurchase does not obligate us to repurchase any dollar amount or number of shares. During the three months ended March 31, 2020, we repurchased 161,460 shares of our common stock at a total purchase price of $12.0 million under this program. Common stock repurchase activity through March 31, 2020 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)
January 1, 2020 through January 31, 2020	-	$-	-	$49,854
February 1, 2020 through February 29, 2020	4,916	$87.15	4,916	$49,426
March 1, 2020 through March 31, 2020	156,544	$73.77	156,544	$37,877
	161,460	$74.18	161,460	$37,877

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

Proto Labs, Inc.

Date: May 5, 2020	/s/ Victoria M. Holt
Victoria M. Holt
President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2020	/s/ John A. Way
John A. Way
Chief Financial Officer (Principal Financial Officer)

30