Form 10-Q
period 2020-06-30
Proto Labs Inc
filed 2020-07-31
CIK 1443669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,706,556 shares of Common Stock, par value $0.001 per share, were outstanding at July 28, 2020.

Proto Labs, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Proto Labs, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$98,003	$125,225
Short-term marketable securities	33,128	35,437
Accounts receivable, net of allowance for doubtful accounts of $1,836 and $952 as of June 30, 2020 and December 31, 2019, respectively	61,297	57,450
Inventory	10,774	10,075
Income taxes receivable	95	-
Prepaid expenses and other current assets	9,670	8,232
Total current assets	212,967	236,419
Property and equipment, net	281,129	263,712
Goodwill	128,752	128,752
Other intangible assets, net	15,861	17,369
Long-term marketable securities	44,127	12,960
Operating lease assets	11,049	11,425
Other long-term assets	4,560	3,030
Total assets	$698,445	$673,667

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$17,556	$16,804
Accrued compensation	15,138	15,058
Accrued liabilities and other	15,041	11,057
Current operating lease liabilities	3,368	3,340
Income taxes payable	-	1,322
Total current liabilities	51,103	47,581
Long-term operating lease liabilities	8,379	8,565
Long-term deferred tax liabilities	31,907	26,283
Other long-term liabilities	5,807	5,448
Total liabilities	97,196	87,877

Shareholders' equity
Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding 0 shares as of each of June 30, 2020 and December 31, 2019	-	-
Common stock, $0.001 par value, authorized 150,000,000 shares; issued and outstanding 26,706,556 and 26,786,459 shares as of June 30, 2020 and December 31, 2019, respectively	27	27
Additional paid-in capital	272,231	268,059
Retained earnings	338,625	324,722
Accumulated other comprehensive loss	(9,634)	(7,018)
Total shareholders' equity	601,249	585,790
Total liabilities and shareholders' equity	$698,445	$673,667

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Comprehensive Income
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Statements of Operations:
Revenue	$106,575	$115,932	$221,683	$229,384
Cost of revenue	54,119	55,696	111,127	110,288
Gross profit	52,456	60,236	110,556	119,096
Operating expenses
Marketing and sales	16,936	19,285	35,116	37,862
Research and development	8,648	8,169	17,635	16,182
General and administrative	12,521	13,209	26,629	26,031
Total operating expenses	38,105	40,663	79,380	80,075
Income from operations	14,351	19,573	31,176	39,021
Other income, net	767	1,125	1,821	1,338
Income before income taxes	15,118	20,698	32,997	40,359
Provision for income taxes	2,511	4,532	6,406	8,682
Net income	$12,607	$16,166	$26,591	$31,677

Net income per share:
Basic	$0.47	$0.60	$1.00	$1.18
Diluted	$0.47	$0.60	$0.99	$1.17

Shares used to compute net income per share:
Basic	26,660,498	26,875,153	26,718,652	26,919,016
Diluted	26,760,866	27,041,422	26,837,938	27,113,328

Comprehensive Income (net of tax)
Comprehensive income	$12,971	$15,688	$23,975	$31,675

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Shareholders' Equity
(In thousands, except share amounts)

	Common Stock		Additional		Accumulated Other
			Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

Balance at January 1, 2020	26,786,459	27	268,059	324,722	(7,018)	585,790
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	23,525	-	(902)	-	-	(902)
Stock-based compensation expense	-	-	3,033	-	-	3,033
Repurchases of common stock	(161,460)	-	(1,616)	(9,569)	-	(11,185)
Net income	-	-	-	13,984	-	13,984
Other comprehensive income
Foreign currency translation adjustment	-	-	-	-	(2,980)	(2,980)
Comprehensive income						11,004
Balance at March 31, 2020	26,648,524	$27	$268,574	$329,137	$(9,998)	$587,740
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	96,186	-	400	-	-	400
Stock-based compensation expense	-	-	3,639	-	-	3,639
Repurchases of common stock	(38,154)	-	(382)	(3,119)	-	(3,501)
Net income	-	-	-	12,607	-	12,607
Other comprehensive income
Foreign currency translation adjustment	-		-	-	364	364
Comprehensive income						12,971
Balance at June 30, 2020	26,706,556	$27	$272,231	$338,625	$(9,634)	$601,249

	Common Stock		Additional		Accumulated Other
			Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

Balance at January 1, 2019	26,984,747	27	258,502	291,460	(8,492)	541,497
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	19,950	-	(420)	-	-	(420)
Stock-based compensation expense	-	-	3,040	-	-	3,040
Repurchases of common stock	(157,716)	-	(1,511)	(15,798)	-	(17,309)
Net income	-	-	-	15,511	-	15,511
Other comprehensive income
Foreign currency translation adjustment	-	-	-	-	476	476
Comprehensive income						15,987
Balance at March 31, 2019	26,846,981	$27	$259,611	$291,173	$(8,016)	$542,795
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	75,785	-	245	-	-	245
Stock-based compensation expense	-	-	3,486	-	-	3,486
Repurchases of common stock	(40,669)	-	(390)	(3,711)	-	(4,101)
Net income	-	-	-	16,166	-	16,166
Other comprehensive income
Foreign currency translation adjustment	-		-	-	(478)	(478)
Comprehensive income						15,688
Balance at June 30, 2019	26,882,097	$27	$262,952	$303,628	$(8,494)	$558,113

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2020	2019

Operating activities
Net income	$26,591	$31,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,855	14,981
Stock-based compensation expense	6,672	6,526
Deferred taxes	5,651	1,585
Amortization of held-to-maturity securities	129	7
Other	(854)	(279)
Changes in operating assets and liabilities:
Accounts receivable	(4,292)	(3,461)
Inventories	(801)	392
Prepaid expenses and other	(1,068)	24
Income taxes	(1,341)	4,833
Accounts payable	1,082	3,848
Accrued liabilities and other	5,793	(5,245)
Net cash provided by operating activities	53,417	54,888

Investing activities
Purchases of property, equipment and other capital assets	(33,305)	(34,136)
Purchases of other assets and investments	(3,000)	(4,000)
Purchases of marketable securities	(57,212)	(8,983)
Proceeds from maturities of marketable securities	28,225	29,170
Net cash used in investing activities	(65,292)	(17,949)

Financing activities
Proceeds from exercises of stock options	2,855	2,243
Purchases of shares withheld for tax obligations	(3,367)	(2,418)
Repurchases of common stock	(14,686)	(21,410)
Net cash used in financing activities	(15,198)	(21,585)
Effect of exchange rate changes on cash and cash equivalents	(149)	135
Net (decrease) increase in cash and cash equivalents	(27,222)	15,489
Cash and cash equivalents, beginning of period	125,225	85,046
Cash and cash equivalents, end of period	$98,003	$100,535

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

The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share amounts)	2020	2019	2020	2019
Net income	$12,607	$16,166	$26,591	$31,677

Basic - weighted-average shares outstanding:	26,660,498	26,875,153	26,718,652	26,919,016
Effect of dilutive securities:
Employee stock options and other	100,368	166,269	119,286	194,312
Diluted - weighted-average shares outstanding:	26,760,866	27,041,422	26,837,938	27,113,328
Net income per share:
Basic	$0.47	$0.60	$1.00	$1.18
Diluted	$0.47	$0.60	$0.99	$1.17

Note 4 – Goodwill and Other Intangible Assets

There were no changes in the carrying amount of Goodwill during the three and six months ended June 30, 2020.

Intangible assets other than goodwill at  June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020			December 31, 2019			Useful	Weighted Average
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Life (in years)	Useful Life Remaining (in years)
Intangible assets with finite lives:
Marketing assets	$930	$(574)	$356	$930	$(527)	$403	10.0	3.8
Non-compete agreement	270	(230)	40	270	(222)	48	2.0 - 5.0	2.5
Software technology	13,229	(2,960)	10,269	13,229	(2,275)	10,954	10.0	7.5
Customer relationships	10,070	(4,874)	5,196	10,070	(4,106)	5,964	6.0 - 9.0	3.3
Total intangible assets	$24,499	$(8,638)	$15,861	$24,499	$(7,130)	$17,369

Amortization expense for intangible assets was $0.8 million and $0.9 million for the three months ended  June 30, 2020 and 2019, respectively, and $1.5 million and $1.7 million for the six months ended June 30, 2020 and 2019, respectively.

Estimated aggregated amortization expense based on the current carrying value of the amortizable intangible assets is as follows:

(in thousands)	Estimated Amortization Expense
Remaining 2020	$1,508
2021	3,016
2022	3,016
2023	2,813
2024	1,400
Thereafter	4,108
Total estimated amortization expense	$15,861

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

The following table summarizes financial assets as of  June 30, 2020 and December 31, 2019 measured at fair value on a recurring basis:

	June 30, 2020			December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents
Money market mutual fund	$26,088	$-	$-	$68,962	$-	$-
Total	$26,088	$-	$-	$68,962	$-	$-

Note 6 – Marketable Securities

The Company invests in short-term and long-term agency, municipal, corporate and other debt securities. The securities are categorized as held-to-maturity and are recorded at amortized cost, net of an allowance for credit losses. Categorization as held-to-maturity is based on the Company’s ability and intent to hold these securities to maturity. The following table summarizes information regarding the Company’s short-term and long-term marketable securities as of  June 30, 2020 and December 31, 2019:

	June 30, 2020
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. municipal securities	$8,840	$71	$-	$8,911
Corporate debt securities	34,968	355	(2)	35,321
U.S. government agency securities	25,272	23	(5)	25,290
Certificates of deposit/time deposits	5,189	112	-	5,301
Commercial paper	2,986	13	-	2,999
Total marketable securities	$77,255	$574	$(7)	$77,822

	December 31, 2019
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. municipal securities	$10,204	$9	$(3)	$10,210
Corporate debt securities	26,944	80	(12)	27,012
U.S. government agency securities	6,274	1	(7)	6,268
Certificates of deposit/time deposits	1,484	22	-	1,506
Commercial paper	3,491	-	-	3,491
Total marketable securities	$48,397	$112	$(22)	$48,487

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

The  June 30, 2020 balance of held-to-maturity debt securities by contractual maturity is shown in the following table at amortized cost, net of an allowance for credit losses. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

June 30,
(in thousands)	2020
Due in one year or less	$33,128
Due after one year through five years	44,127
Total marketable securities	$77,255

Note 7 – Inventory

Inventory consists primarily of raw materials, which are recorded at the lower of cost or market using the average-cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.

The Company’s inventory consisted of the following as of the dates indicated:

	June 30,	December 31,
(in thousands)	2020	2019
Raw materials	$10,784	$9,818
Work in process	228	501
Total inventory	11,012	10,319
Allowance for obsolescence	(238)	(244)
Inventory, net of allowance	$10,774	$10,075

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

Stock-Based Compensation Expense

Stock-based compensation expense was $3.6 million and $3.5 million for the three months ended  June 30, 2020 and 2019, respectively, and $6.7 million and $6.5 million for the six months ended June 20, 2020 and 2019, respectively.

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2020:

		Weighted-
		Average
	Stock Options	Exercise Price
Options outstanding at December 31, 2019	276,266	$72.38
Granted	60,065	105.79
Exercised	(18,052)	49.68
Forfeited	(36,841)	66.97
Options outstanding at June 30, 2020	281,438	$81.67

Exercisable at June 30, 2020	144,822	$65.88

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

The weighted-average grant date fair value of options that were granted during the six months ended June 30, 2020 was $45.32.

The following table provides the assumptions used in the Black-Scholes pricing model valuation of options during the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Risk-free interest rate	0.50 - 1.47%	2.35 - 2.58%
Expected life (years)	6.25	6.25
Expected volatility	42.40 - 43.83%	42.52 - 42.74%
Expected dividend yield	0%	0%

As of June 30, 2020, there was $5.3 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.0 years.

Restricted Stock

Restricted stock awards are share-settled awards and restrictions lapse ratably over the vesting period, which is generally a period from four to five years, beginning on the first anniversary of the grant date, subject to the employee's continuing service to the Company. For directors, restrictions generally lapse in full on the first anniversary of the grant date.

The following table summarizes restricted stock activity during the six months ended June 30, 2020:

		Weighted-
		Average
		Grant Date
	Restricted	Fair Value
	Stock	Per Share
Restricted stock at December 31, 2019	314,973	$89.55
Granted	107,988	111.72
Restrictions lapsed	(100,596)	84.57
Forfeited	(9,253)	91.25
Restricted stock at June 30, 2020	313,112	$98.75

As of June 30, 2020, there was $27.4 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 2.8 years.

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

The following table summarizes performance stock activity during the six months ended June 30, 2020:

		Weighted-
		Average
		Grant Date
	Performance	Fair Value
	Stock	Per Share
Performance stock at December 31, 2019	9,383	$58.35
Granted	19,956	118.66
Restrictions lapsed	(7,113)	58.35
Performance change	-	-
Forfeited	(2,270)	58.35
Performance stock at June 30, 2020	19,956	$118.66

The following table provides the assumptions used in the Monte Carlo pricing model valuation of PSUs during the six months ended June 30, 2020:

Six Months Ended June 30,
2020
Risk-free interest rate	1.41%
Expected life (years)	2.88
Expected volatility	38.70%
Expected dividend yield	0%

As of June 30, 2020, there was $2.1 million of unrecognized compensation expense related to non-vested performance stock, which is expected to be recognized over a weighted-average period of 2.6 years.

Employee Stock Purchase Plan

The following table presents the assumptions used to estimate the fair value of the ESPP during the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Risk-free interest rate	0.17 - 1.59%	2.33 - 2.35%
Expected life (months)	6.00	6.00
Expected volatility	42.63 - 59.99%	37.36 - 53.57%
Expected dividend yield	0%	0%

 Note 9 – Accumulated Other Comprehensive Loss

Other comprehensive income (loss) is comprised entirely of foreign currency translation adjustments. The following table presents the changes in accumulated other comprehensive income (loss) balances during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Foreign currency translation adjustments
Balance at beginning of period	$(9,998)	$(8,016)	$(7,018)	$(8,492)
Other comprehensive income (loss) before reclassifications	364	(478)	(2,616)	(2)
Amounts reclassified from accumulated other comprehensive loss	-	-	-	-
Net current-period other comprehensive income (loss)	364	(478)	(2,616)	(2)
Balance at end of period	$(9,634)	$(8,494)	$(9,634)	$(8,494)

Note 10 – Income Taxes

The Company is subject to income tax in multiple jurisdictions and the use of estimates is required to determine the provision for income taxes. For the three months ended  June 30, 2020 and 2019, the Company recorded an income tax provision of $2.5 million and $4.5 million, respectively. For the six months ended  June 30, 2020 and 2019, the Company recorded an income tax provision of $6.4 million and $8.7 million, respectively. The income tax provision is based on the estimated annual effective tax rate for the year applied to pre-tax income. The effective income tax rate for the three months ended  June 30, 2020 was 16.6 percent compared to 21.9 percent in the same period of the prior year. The effective tax rate decreased by 5.3 percent for the three months ended  June 30, 2020 when compared to the same period in 2019 primarily due to an increase in tax benefits from the vesting of restricted stock and the exercise of stock options and an increase in the research and development tax credit. The effective income tax rate for the six months ended  June 30, 2020 was 19.4 percent compared to 21.5 percent in the same period of the prior year. The effective tax rate decreased by 2.1 percent for the six months ended  June 30, 2020 when compared to the same period in 2019 primarily due to an increase in tax benefits from the vesting of restricted stock and the exercise of stock options and an increase in the research and development tax credit.

The effective income tax rate for the six months ended June 30, 2020 differs from the U.S. federal statutory rate of 21.0 percent due to various factors, including operating in multiple state and foreign jurisdictions and tax credits for which the Company qualifies.

The Company had unrecognized tax benefits totaling $4.7 million as of June 30, 2020 and $4.6 million as of  December 31, 2019, respectively, all of which, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and penalties related to income tax matters in income tax expense, and reports the liability in current or long-term income taxes payable as appropriate.

The Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law on March 27, 2020. The CARES Act is meant to infuse companies with various income and payroll tax cash benefits to ease the impact of the pandemic. A technical correction to the Tax Cuts and Jobs Act of 2017 was included in the CARES Act allowing qualified improvement property to claim bonus depreciation for respective assets placed in service in 2018 and 2019.  The impact of the CARES Act to the Company was a $2.6 million reduction in our income taxes payable and a corresponding increase to our deferred tax liability. In addition, the Company has elected to defer deposits of the employer portion of the Social Security tax for the quarter ended June 30, 2020 through the quarter ended December 31, 2020.  The Social Security taxes are being accrued for and will be paid beginning in 2021.

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

Revenue and income from operations by reportable segment for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Revenue:
United States	$86,823	$91,149	$176,899	$178,960
Europe	16,729	20,940	37,516	42,194
Japan	3,023	3,843	7,268	8,230
Total revenue	$106,575	$115,932	$221,683	$229,384

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Income from Operations:
United States	$24,349	$27,948	$49,438	$54,258
Europe	2,261	3,756	6,625	7,977
Corporate Unallocated and Japan	(12,259)	(12,131)	(24,887)	(23,214)
Total Income from Operations	$14,351	$19,573	$31,176	$39,021

Total long-lived assets at  June 30, 2020 and December 31, 2019 were as follows:

	June 30,	December 31,
(in thousands)	2020	2019
Total long-lived assets:
United States	$220,183	$210,171
Europe	52,817	45,019
Japan	8,129	8,522
Total Assets	$281,129	$263,712

Revenue by product line for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Revenue:
Injection Molding	$57,894	$55,457	$112,670	$110,768
CNC Machining	28,760	38,888	66,645	76,760
3D Printing	14,236	15,266	30,184	29,746
Sheet Metal	4,669	5,472	10,318	10,497
Other Revenue	1,016	849	1,866	1,613
Total revenue	$106,575	$115,932	$221,683	$229,384

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

Key Financial Measures and Trends

Revenue

Our operations are comprised of three geographic operating segments in the United States, Europe and Japan. Revenue is derived from our Injection Molding, CNC Machining, 3D Printing and Sheet Metal product lines. Injection Molding revenue consists of sales of custom injection molds and injection-molded parts. CNC Machining revenue consists of sales of CNC-machined custom parts. 3D Printing revenue consists of sales of 3D-printed parts. Sheet Metal revenue consists of sales of fabricated sheet metal custom parts. Our historical and current efforts to increase revenue have been directed at expanding the breadth of our product offerings, gaining new customers and selling to our existing customer base by increasing marketing and selling activities, including:

●	expanding the breadth and scope of each of our product lines by adding more sizes and materials to our offerings;

●	the introduction of our 3D Printing product line through our acquisition of FineLine in 2014;

●	expanding 3D Printing to Europe through our acquisition of Alphaform in October 2015;

●	the introduction of our Sheet Metal product line through our acquisition of Rapid Manufacturing Group, LLC (RAPID) in 2017; and

●	continuously improving the usability of our product lines such as our web-centric applications.

During the three months ended June 30, 2020, we served 17,037 unique product developers and engineers who purchase our products through our web-based customer interface, a decrease of 18.2% over the same period in 2019. During the six months ended June 30, 2020, we served 29,703 unique product developers and engineers who purchase our products through our web-based customer interface, a decrease of 5.9% over the same period in 2019. The economic uncertainty arising from the COVID-19 pandemic has impacted the number of product developers and engineers who purchase our products. While we expect the number of product developers and engineers served to grow in the long-term, challenges posed by the COVID-19 pandemic on the global economy have continued through the date of this report. Steps taken by national and local governments to slow the spread of the virus, including business shutdowns and shelter in place orders, have hindered the ability and willingness of project developers and engineers to proceed with development and commercialization projects on the same scale as they have historically.  At this time, it is difficult to predict the future given the current economic uncertainty and evolving market conditions.

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

Our recent decrease in operating expenses is mainly due to cost saving measures implemented as a result of the COVID-19 pandemic. However, our long-term business strategy is to continue to be a leading online and technology-enabled manufacturer of quick-turn, on-demand injection-molded, CNC-machined, CNC-turned, 3D-printed and sheet metal custom parts for prototyping and low-volume production. In order to achieve our long-term goals and support our revenue growth, we anticipate continued substantial investments in technology and personnel, resulting in increased operating expenses.

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

Market Conditions

On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus (COVID-19) a pandemic. The full financial impact of COVID-19 is unknown at this time and will depend on the duration of government restrictions, including travel restrictions, quarantines, shelter in place orders and shutdowns and duration of the economic slowdown and nature and timing of a recovery. The Company has been deemed an essential business and all of our global manufacturing operations have remained open. The Company has activated a global, cross-functional response team, which is closely monitoring the situation and implementing additional safety measures to help ensure the well-being of our employees, customers and suppliers, to minimize disruptions and provide for the safe and reliable supply of products to our customers. In accordance with the guidance provided by both the World Health Organization and the U.S. Centers for Disease Control and Prevention, the Company has implemented safe work practices, including social distancing and work from home guidelines.

We are actively monitoring key product availability and continue to stay connected with our customers to understand impacts on their operations. All of these efforts will help us better plan and prepare, so we can continue to be a leading supplier of custom parts. In anticipation of exposure due to an economic slowdown driven by COVID-19, the Company increased its bad debt reserve by $0.9 million as of June 30, 2020.

The Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law on March 27, 2020. The CARES Act is meant to infuse companies with various income and payroll tax cash benefits to ease the impact of the pandemic. A technical correction to the Tax Cuts and Jobs Act of 2017 was included in the CARES Act allowing qualified improvement property to claim bonus depreciation for respective assets placed in service in 2018 and 2019.  The impact of the CARES Act to the Company was a $2.6 million reduction in our income taxes payable and a corresponding increase to our deferred tax liability. In addition, the Company has elected to defer deposits of the employer portion of the Social Security tax for the quarter ended June 30, 2020 through the quarter ended December 31, 2020.  The Social Security taxes are being accrued for and will be paid beginning in 2021.

See "Risk Factors" in Item 1A of this Quarterly Report on Form 10-Q for further information of the possible impact of the COVID-19 pandemic on our business.

Results of Operations

The following table summarizes our results of operations and the related changes for the periods indicated. The results below are not necessarily indicative of the results for future periods.

	Three Months Ended June 30,				Change		Six Months Ended June 30,				Change
(dollars in thousands)	2020		2019		$	%	2020		2019		$	%
Revenue	$106,575	100.0	$115,932	100.0	$(9,357)	(8.1)	$221,683	100.0	$229,384	100.0	$(7,701)	(3.4)
Cost of revenue	54,119	50.8	55,696	48.0	(1,577)	(2.8)	111,127	50.1	110,288	48.1	839	0.8
Gross profit	52,456	49.2	60,236	52.0	(7,780)	(12.9)	110,556	49.9	119,096	51.9	(8,540)	(7.2)
Operating expenses:
Marketing and sales	16,936	15.9	19,285	16.6	(2,349)	(12.2)	35,116	15.8	37,862	16.5	(2,746)	(7.3)
Research and development	8,648	8.1	8,169	7.1	479	5.9	17,635	8.0	16,182	7.1	1,453	9.0
General and administrative	12,521	11.7	13,209	11.4	(688)	(5.2)	26,629	12.0	26,031	11.3	598	2.3
Total operating expenses	38,105	35.8	40,663	35.1	(2,558)	(6.3)	79,380	35.8	80,075	34.9	(695)	(0.9)
Income from operations	14,351	13.5	19,573	16.9	(5,222)	(26.7)	31,176	14.1	39,021	17.0	(7,845)	(20.1)
Other income, net	767	0.7	1,125	1.0	(358)	(31.8)	1,821	0.8	1,338	0.6	483	36.1
Income before income taxes	15,118	14.2	20,698	17.9	(5,580)	(27.0)	32,997	14.9	40,359	17.6	(7,362)	(18.2)
Provision for income taxes	2,511	2.4	4,532	3.9	(2,021)	(44.6)	6,406	2.9	8,682	3.8	(2,276)	(26.2)
Net income	$12,607	11.8%	$16,166	14.0%	$(3,559)	(22.0)%	$26,591	12.0%	$31,677	13.8%	$(5,086)	(16.1)%

Stock-based compensation expense included in the statements of operations data above for the three and six months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Stock options and restricted stock	$3,331	$3,193	$6,069	$5,972
Employee stock purchase plan	308	293	603	554
Total stock-based compensation expense	$3,639	$3,486	$6,672	$6,526

Cost of revenue	$594	$485	$1,115	$906
Operating expenses:
Marketing and sales	750	614	1,368	1,163
Research and development	607	503	1,128	926
General and administrative	1,688	1,884	3,061	3,531
Total stock-based compensation expense	$3,639	$3,486	$6,672	$6,526

Comparison of Three Months Ended June 30, 2020 and 2019

Revenue

Revenue by reportable segment and the related changes for the three months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,
	2020		2019		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
United States	$86,823	81.5%	$91,149	78.6%	$(4,326)	(4.7)%
Europe	16,729	15.7	20,940	18.1	(4,211)	(20.1)
Japan	3,023	2.8	3,843	3.3	(820)	(21.3)
Total revenue	$106,575	100.0%	$115,932	100.0%	$(9,357)	(8.1)%

Our revenue decreased $9.4 million, or 8.1%, for the three months ended June 30, 2020 compared to the same period in 2019. By reportable segment, revenue in the United States decreased $4.3 million, or 4.7%, for the three months ended June 30, 2020 compared to the same period in 2019. Revenue in Europe decreased $4.2 million, or 20.1%, and revenue in Japan decreased $0.8 million, or 21.3%, in each case for the three months ended June 30, 2020 compared to the same period in 2019. Our revenue in Europe was impacted by foreign currency exchange rates. Excluding the $0.4 million impact of the changes in foreign currency exchange rates, the decrease in Europe revenue would have been 18.1%. In addition, our revenue in each region was impacted by a decline in order activity driven by current economic conditions as a result of the COVID-19 pandemic.

Our revenue decline during the three months ended June 30, 2020 was the result of a decrease in the volume of product developers and engineers we served. During the three months ended June 30, 2020, we served 17,037 unique product developers and engineers, a decrease of 18.2% over the same period in 2019. The economic uncertainty arising from the COVID-19 pandemic has impacted the number of product developers and engineers who purchase our products. While we expect the number of product developers and engineers served to grow in the long-term, challenges posed by the COVID-19 pandemic on the global economy have continued through the date of this report. Steps taken by national and local governments to slow the spread of the virus, including business shutdowns and shelter in place orders, have hindered the ability and willingness of project developers and engineers to proceed with development and commercialization projects on the same scale as they have historically.  At this time, it is difficult to predict the future given the current economic uncertainty and evolving market conditions.

Our revenue decreases were primarily driven by a decline in order activity as a result of the economic uncertainty created by the COVID-19 pandemic. International revenue was negatively impacted by $0.4 million during the three months ended June 30, 2020 compared to the same period in 2019 as a result of foreign currency movements, primarily the weakening of the British Pound and Euro relative to the United States Dollar.

Revenue by product line and the related changes for the three months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,
	2020		2019		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Injection Molding	$57,894	54.3%	$55,457	47.8%	$2,437	4.4%
CNC Machining	28,760	27.0	38,888	33.5	(10,128)	(26.0)
3D Printing	14,236	13.3	15,266	13.2	(1,030)	(6.7)
Sheet Metal	4,669	4.4	5,472	4.7	(803)	(14.7)
Other Revenue	1,016	1.0	849	0.8	167	19.7
Total revenue	$106,575	100.0%	$115,932	100.0%	$(9,357)	(8.1)%

By product line, our revenue decrease was driven by a 26.0% decrease in CNC Machining revenue, a 6.7% decrease in 3D Printing revenue, and a 14.7% decrease in Sheet Metal revenue, which was partially offset by a 4.4% increase in Injection Molding revenue and a 19.7% increase in Other Revenue, in each case for the three months ended June 30, 2020 compared to the same period in 2019.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue decreased $1.6 million, or 2.8%, for the three months ended June 30, 2020 compared to the same period in 2019, which was less than the rate of revenue decrease of 8.1% for the three months ended June 30, 2020 compared to the same period in 2019. The decrease in cost of revenue was primarily driven by lower revenue volumes and cost saving measures implemented as a result of the COVID-19 pandemic. Specifically, the decreases were driven by a decrease in direct labor headcount and hours worked resulting in personnel and related cost decreases of $1.5 million and raw material and production cost decreases of $0.6 million, which were partially offset by equipment and facility-related cost increases of $0.5 million to support future growth of the business.

Gross Profit and Gross Margin. Gross profit decreased from $60.2 million in the three months ended June 30, 2019 to $52.5 million in the three months ended June 30, 2020. Gross margin decreased from 52.0% in the three months ended June 30, 2019 to 49.2% in the three months ended June 30, 2020 primarily due to the fixed cost structure of our facilities and equipment supporting lower revenue this quarter and the timing and mix of revenue.

Operating Expenses, Other Income, net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expenses decreased $2.3 million, or 12.2%, during the three months ended June 30, 2020 compared to the same period in 2019 due primarily to personnel and related cost decreases of $1.0 million as well as marketing program cost decreases of $1.3 million.

Research and Development. Our research and development expenses increased $0.5 million, or 5.9%, during the three months ended June 30, 2020 compared to the same period in 2019 due to an increase in headcount resulting in personnel and related cost increases of $0.5 million.

General and Administrative. Our general and administrative expenses decreased $0.7 million, or 5.2%, during the three months ended June 30, 2020 compared to the same period in 2019 due to administrative cost decreases of $0.5 million, amortization cost decreases of $0.1 million and stock-based compensation cost decreases of $0.2 million, which were partially offset by professional service cost increases of $0.1 million.

Other Income, net. We recognized other income, net of $0.8 million for the three months ended June 30, 2020, a decrease of $0.4 million compared to other income, net of $1.1 million for the three months ended June 30, 2019. Other income, net for the three months ended June 30, 2020 primarily consisted of $0.4 million in interest income on investments and a $0.3 million gain on foreign currency. Other income, net for the three months ended June 30, 2019 primarily consisted of $0.5 million in interest income on investments and a $0.5 million gain on foreign currency.

Provision for Income Taxes. Our effective tax rate of 16.6% for the three months ended June 30, 2020 decreased 5.3% compared to 21.9% for the same period in 2019. The decrease in the effective tax rate is primarily due to an increase in tax benefits from the vesting of restricted stock and the exercise of stock options and an increase in the research and development tax credit. Our income tax provision of $2.5 million for the three months ended June 30, 2020 decreased $2.0 million compared to our income tax provision of $4.5 million for the three months ended June 30, 2019.

Comparison of Six Months Ended June 30, 2020 and 2019

Revenue

Revenue by reportable segment and the related changes for the six months ended June 30, 2020 and 2019 were as follows:

	Six Months Ended June 30,
	2020		2019		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
United States	$176,899	79.8%	$178,960	78.0%	$(2,061)	(1.2)%
Europe	37,516	16.9	42,194	18.4	(4,678)	(11.1)
Japan	7,268	3.3	8,230	3.6	(962)	(11.7)
Total revenue	$221,683	100.0%	$229,384	100.0%	$(7,701)	(3.4)%

Our revenue decreased $7.7 million, or 3.4%, for the six months ended June 30, 2020 compared to the same period in 2019. By reportable segment, revenue in the United States decreased $2.1 million, or 1.2%, for the six months ended June 30, 2020 compared to the same period in 2019. Revenue in Europe decreased $4.7 million, or 11.1%, and revenue in Japan decreased $1.0 million, or 11.7%, in each case for the six months ended June 30, 2020 compared to the same period in 2019. Our revenue in Europe was impacted by foreign currency exchange rates. Excluding the $1.1 million impact of the changes in foreign currency exchange rates, the decrease in Europe revenue would have been 8.6%. In addition, our revenue in each region was impacted by a decline in order activity driven by current economic conditions as a result of the COVID-19 pandemic.

Our revenue decline during the six months ended June 30, 2020 was the result of a decrease in the volume of product developers and engineers we served. During the six months ended June 30, 2020, we served 29,703 unique product developers and engineers, a decrease of 5.9% over the same period in 2019. The economic uncertainty arising from the COVID-19 pandemic has impacted the number of product developers and engineers who purchase our products. While we expect the number of product developers and engineers served to grow in the long-term, challenges posed by the COVID-19 pandemic on the global economy have continued through the date of this report. Steps taken by national and local governments to slow the spread of the virus, including business shutdowns and shelter in place orders, have hindered the ability and willingness of project developers and engineers to proceed with development and commercialization projects on the same scale as they have historically.  At this time, it is difficult to predict the future given the current economic uncertainty and evolving market conditions.

Our revenue decreases were primarily driven by a decline in order activity as a result of the economic uncertainty created by the COVID-19 pandemic. International revenue was negatively impacted by $0.9 million during the six months ended June 30, 2020 compared to the same period in 2019 as a result of foreign currency movements, primarily the weakening of the British Pound and Euro relative to the United States Dollar.

Revenue by product line and the related changes for the six months ended June 30, 2020 and 2019 were as follows:

	Six Months Ended June 30,
	2020		2019		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Injection Molding	$112,670	50.8%	$110,768	48.3%	$1,902	1.7%
CNC Machining	66,645	30.1	76,760	33.5	(10,115)	(13.2)
3D Printing	30,184	13.6	29,746	13.0	438	1.5
Sheet Metal	10,318	4.7	10,497	4.6	(179)	(1.7)
Other Revenue	1,866	0.8	1,613	0.6	253	15.7
Total revenue	$221,683	100.0%	$229,384	100.0%	$(7,701)	(3.4)%

By product line, our revenue decrease was driven by a 13.2% decrease in CNC Machining revenue and a 1.7% decrease in Sheet Metal revenue, which was partially offset by a 1.7% increase in Injection Molding revenue, a 1.5% increase in 3D Printing revenue and a 15.7% increase in Other Revenue, in each case for the six months ended June 30, 2020 compared to the same period in 2019.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $0.8 million, or 0.8%, for the six months ended June 30, 2020 compared to the same period in 2019, despite the rate of revenue decrease of 3.4% for the six months ended June 30, 2020 compared to the same period in 2019. The increases were driven by a $1.6 million increase in equipment and facility-related costs to support future growth of the business, which was partially offset by personnel and related cost decreases of $0.8 million.

Gross Profit and Gross Margin. Gross profit decreased from $119.1 million in the six months ended June 30, 2019 to $110.6 million in the six months ended June 30, 2020 primarily due to a decrease in revenue. Gross margin decreased from 51.9% in the six months ended June 30, 2019 to 49.9% in the six months ended June 30, 2020 due to the fixed cost structure of our facilities and equipment supporting lower revenue this year and the timing and mix of revenue.

Operating Expenses, Other Income, net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expenses decreased $2.7 million, or 7.3%, during the six months ended June 30, 2020 compared to the same period in 2019 due primarily to personnel and related cost decreases of $1.2 million as well as marketing program cost decreases of $1.5 million.

Research and Development. Our research and development expenses increased $1.5 million, or 9.0%, during the six months ended June 30, 2020 compared to the same period in 2019 due to an increase in headcount resulting in personnel and related cost increases of $1.4 million and operating cost increases of $0.1 million.

General and Administrative. Our general and administrative expenses increased $0.6 million, or 2.3%, during the six months ended June 30, 2020 compared to the same period in 2019 due to personnel and related cost increases of $1.2 million and professional services increases of $0.2 million, which were partially offset by stock-based compensation decreases of $0.5 million, as well as a $0.3 million decrease in amortization cost.

Other Income, net. We recognized other income, net of $1.8 million for the six months ended June 30, 2020, an increase of $0.5 million compared to other income, net of $1.3 million for the six months ended June 30, 2019. Other income, net for the six months ended June 30, 2020 primarily consisted of $0.9 million in interest income on investments and a $0.9 million gain on foreign currency. Other income, net for the six months ended June 30, 2019 primarily consisted of $1.1 million in interest income on investments and a $0.1 million gain on foreign currency.

Provision for Income Taxes. Our effective tax rate of 19.4% for the six months ended June 30, 2020 decreased 2.1% compared to 21.5% for the same period in 2019. The decrease in the effective tax rate is primarily due to an increase in tax benefits from the vesting of restricted stock and the exercise of stock options and an increase in the research and development tax credit. Our income tax provision of $6.4 million for the six months ended June 30, 2020 decreased $2.3 million compared to our income tax provision of $8.7 million for the six months ended June 30, 2019.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows during the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
(dollars in thousands)	2020	2019
Net cash provided by operating activities	$53,417	$54,888
Net cash used in investing activities	(65,292)	(17,949)
Net cash used in financing activities	(15,198)	(21,585)
Effect of exchange rates on cash and cash equivalents	(149)	135
Net (decrease) increase in cash and cash equivalents	$(27,222)	$15,489

Sources of Liquidity

Historically, we have primarily financed our operations and capital expenditures through cash flow from operations. We had cash and cash equivalents of $98.0 million as of June 30, 2020, a decrease of $27.2 million from December 31, 2019. The decrease in our cash was primarily due to cash used in investing activity including net investments in marketable securities of $29.0 million and purchases of property, equipment and other capital assets of $33.3 million and repurchases of common stock of $14.7 million, which were partially offset by cash generated through operations of $53.4 million.

Cash Flows from Operating Activities

Cash flows from operating activities were $53.4 million during the six months ended June 30, 2020 and primarily consisted of net income of $26.6 million, adjusted for certain non-cash items, including depreciation and amortization of $15.9 million, stock-based compensation expense of $6.7 million and deferred taxes of $5.7 million, which were partially offset by changes in operating assets and liabilities and other items totaling $1.5 million. Cash flows from operating activities were $54.9 million during the six months ended June 30, 2019 and primarily consisted of net income of $31.7 million, adjusted for certain non-cash items, including depreciation and amortization of $15.0 million, stock-based compensation expense of $6.5 million, deferred taxes of $1.6 million and changes in operating assets and liabilities and other items totaling $0.1 million.

Cash flows from operating activities decreased $1.5 million during the six months ended June 30, 2020 compared to the same period in 2019, primarily due to decreases in net income of $5.1 million, decreases in changes in operating assets and liabilities of $1.0 million driven by timing of cash receipts and payments, and decreases of $0.4 million in other items, which were partially offset by increases in deferred taxes of $4.1 million and increases in depreciation and amortization of $0.9 million.

Cash Flows from Investing Activities

Cash used in investing activities was $65.3 million during the six months ended June 30, 2020, consisting of $29.0 million in net investments in marketable securities, $33.3 million for the purchases of property, equipment and other capital assets and $3.0 million for purchases of other assets and investments.

Cash used in investing activities was $17.9 million during the six months ended June 30, 2019, consisting of $34.1 million for the purchases of property, equipment and other capital assets, $9.0 million for purchases of marketable securities and $4.0 million for purchases of other assets and investments, which were partially offset by $29.2 million in proceeds from maturities of marketable securities.

Cash Flows from Financing Activities

Cash used in financing activities was $15.2 million during the six months ended June 30, 2020, consisting of $14.7 million in repurchases of common stock and $3.4 million in purchases of shares withheld for tax obligations associated with equity transactions, which were partially offset by $2.9 million in proceeds from the exercise of stock options.

Cash used in financing activities was $21.6 million during the six months ended June 30, 2019, consisting of $21.4 million in repurchases of common stock and $2.4 million in purchases of shares withheld for tax obligations associated with equity transactions, which were partially offset by $2.2 million in proceeds from the exercise of stock options.

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

We have not used forward contracts or currency borrowings to hedge our exposure to foreign currency risk. Foreign currency risk can be assessed by estimating the change in results of operations or financial position resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would generally not have a material impact on our financial position, but could have a material impact on our results of operations. We recognized foreign currency gains of $0.3 million and $0.9 million during the three and six months ended June 30, 2020, respectively. We recognized foreign currency gains of $0.5 million and $0.1 million during the three and six months ended June 30, 2019, respectively. The changes in foreign exchange rates had a negative impact on consolidated revenue of $0.4 million for the three months ended June 30, 2020 and $0.9 million for the six months ended June 30, 2020 as compared to the same periods in 2019.

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

The common stock repurchase does not obligate us to repurchase any dollar amount or number of shares. During the three months ended June 30, 2020, we repurchased 38,154 shares of our common stock at a total purchase price of $2.7 million under this program. Common stock repurchase activity through June 30, 2020 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)
April 1, 2020 through April 30, 2020	38,154	$70.81	38,154	$35,175
May 1, 2020 through May 31, 2020	-	$-	-	$35,175
June 1, 2020 through June 30, 2020	-	$-	-	$35,175
	38,154	$70.81	38,154	$35,175

(1) Effective May 15, 2019 the Board of Directors authorized the repurchase of shares of the Company’s common stock from time to time on the open market or in privately negotiated purchases, at an aggregate purchase price of up to $100 million. The term of the program runs through December 31, 2023.

Item 3. Defaults Upon Senior Securities

No matters to disclose.

Item 4. Mine Safety Disclosures

No matters to disclose.

Item 5. Other Information

No matters to disclose.

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit Number	Description of Exhibit
3.1(1)	Third Amended and Restated Articles of Incorporation of Proto Labs, Inc.
3.2(2)	Articles of Amendment to Third Amended and Restated Articles of Incorporation of Proto Labs, Inc. dated May 20, 2015
3.3(3)	Second Amended and Restated By-Laws of Proto Labs, Inc., as amended through November 8, 2016
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3.1 to the Company's Form 8-K (File No. 001-35435), filed with the Commission on May 21, 2015 and incorporated by reference herein.
(3)	Previously filed as Exhibit 3.1 to the Company's Form 8-K (File No. 001-35435), filed with the Commission on November 8, 2016 and incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Proto Labs, Inc.

Date: July 31, 2020	/s/ Victoria M. Holt
Victoria M. Holt
President and Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2020	/s/ John A. Way
John A. Way
Chief Financial Officer (Principal Financial Officer)