Form 10-Q
period 2020-09-30
Proto Labs Inc
filed 2020-11-03
CIK 1443669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑Yes ☐No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☑Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,753,545 shares of Common Stock, par value $0.001 per share, were outstanding at October 29, 2020.

Proto Labs, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Proto Labs, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$118,254	$125,225
Short-term marketable securities	30,993	35,437
Accounts receivable, net of allowance for doubtful accounts of $1,854 and $952 as of September 30, 2020 and December 31, 2019, respectively	61,250	57,450
Inventory	10,402	10,075
Income taxes receivable	16	-
Prepaid expenses and other current assets	10,198	8,232
Total current assets	231,113	236,419
Property and equipment, net	281,895	263,712
Goodwill	128,752	128,752
Other intangible assets, net	15,107	17,369
Long-term marketable securities	51,369	12,960
Operating lease assets	10,485	11,425
Finance lease assets	2,087	-
Other long-term assets	5,318	3,030
Total assets	$726,126	$673,667

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$15,452	$16,804
Accrued compensation	13,539	15,058
Accrued liabilities and other	19,047	11,057
Current operating lease liabilities	3,330	3,340
Current finance lease liabilities	325	-
Income taxes payable	-	1,322
Total current liabilities	51,693	47,581
Long-term operating lease liabilities	8,003	8,565
Long-term finance lease liabilities	1,758	-
Long-term deferred tax liabilities	32,849	26,283
Other long-term liabilities	6,002	5,448
Total liabilities	100,305	87,877

Shareholders' equity
Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding 0 shares as of each of September 30, 2020 and December 31, 2019	-	-
Common stock, $0.001 par value, authorized 150,000,000 shares; issued and outstanding 26,753,545 and 26,786,459 shares as of September 30, 2020 and December 31, 2019, respectively	27	27
Additional paid-in capital	278,996	268,059
Retained earnings	353,322	324,722
Accumulated other comprehensive loss	(6,524)	(7,018)
Total shareholders' equity	625,821	585,790
Total liabilities and shareholders' equity	$726,126	$673,667

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Comprehensive Income
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Statements of Operations:
Revenue	$107,504	$117,455	$329,187	$346,839
Cost of revenue	52,861	57,839	163,988	168,127
Gross profit	54,643	59,616	165,199	178,712
Operating expenses
Marketing and sales	16,705	17,604	51,821	55,466
Research and development	7,915	8,359	25,550	24,541
General and administrative	12,354	12,380	38,983	38,411
Total operating expenses	36,974	38,343	116,354	118,418
Income from operations	17,669	21,273	48,845	60,294
Other income, net	728	228	2,549	1,566
Income before income taxes	18,397	21,501	51,394	61,860
Provision for income taxes	3,700	4,709	10,106	13,391
Net income	$14,697	$16,792	$41,288	$48,469

Net income per share:
Basic	$0.55	$0.63	$1.54	$1.80
Diluted	$0.55	$0.62	$1.54	$1.79

Shares used to compute net income per share:
Basic	26,736,709	26,846,030	26,724,715	26,894,420
Diluted	26,886,433	27,005,341	26,861,647	27,072,873

Comprehensive Income (net of tax)
Comprehensive income	$17,807	$14,642	$41,782	$46,317

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Shareholders' Equity
(In thousands, except share amounts)

	Common Stock		Additional		Accumulated Other
			Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

Balance at January 1, 2020	26,786,459	27	268,059	324,722	(7,018)	585,790
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	23,525	-	(902)	-	-	(902)
Stock-based compensation expense	-	-	3,033	-	-	3,033
Repurchases of common stock	(161,460)	-	(1,616)	(9,569)	-	(11,185)
Net income	-	-	-	13,984	-	13,984
Other comprehensive income
Foreign currency translation adjustment	-	-	-	-	(2,980)	(2,980)
Comprehensive income						11,004
Balance at March 31, 2020	26,648,524	$27	$268,574	$329,137	$(9,998)	$587,740
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	96,186	-	400	-	-	400
Stock-based compensation expense	-	-	3,639	-	-	3,639
Repurchases of common stock	(38,154)	-	(382)	(3,119)	-	(3,501)
Net income	-	-	-	12,607	-	12,607
Other comprehensive income
Foreign currency translation adjustment	-		-	-	364	364
Comprehensive income						12,971
Balance at June 30, 2020	26,706,556	$27	$272,231	$338,625	$(9,634)	$601,249
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	46,989	-	2,820			2,820
Stock-based compensation expense	-	-	3,945	-	-	3,945
Repurchases of common stock	-	-	-	-	-	-
Net income	-	-	-	14,697	-	14,697
Other comprehensive income
Foreign currency translation adjustment	-	-	-	-	3,110	3,110
Comprehensive income						17,807
Balance at September 30, 2020	26,753,545	$27	$278,996	$353,322	$(6,524)	$625,821

	Common Stock		Additional		Accumulated Other
			Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

Balance at January 1, 2019	26,984,747	27	258,502	291,460	(8,492)	541,497
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	19,950	-	(420)	-	-	(420)
Stock-based compensation expense	-	-	3,040	-	-	3,040
Repurchases of common stock	(157,716)	-	(1,511)	(15,798)	-	(17,309)
Net income	-	-	-	15,511	-	15,511
Other comprehensive income
Foreign currency translation adjustment	-	-	-	-	476	476
Comprehensive income						15,987
Balance at March 31, 2019	26,846,981	$27	$259,611	$291,173	$(8,016)	$542,795
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	75,785	-	245	-	-	245
Stock-based compensation expense	-	-	3,486	-	-	3,486
Repurchases of common stock	(40,669)	-	(390)	(3,711)	-	(4,101)
Net income	-	-	-	16,166	-	16,166
Other comprehensive income
Foreign currency translation adjustment	-		-	-	(478)	(478)
Comprehensive income						15,688
Balance at June 30, 2019	26,882,097	$27	$262,952	$303,628	$(8,494)	$558,113
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	5,089	-	241	-	-	241
Stock-based compensation expense	-	-	3,212	-	-	3,212
Repurchases of common stock	(128,077)	-	(1,227)	(10,884)	-	(12,111)
Net income	-	-	-	16,792	-	16,792
Other comprehensive income
Foreign currency translation adjustment	-		-	-	(2,150)	(2,150)
Comprehensive income						14,642
Balance at September 30, 2019	26,759,109	$27	$265,178	$309,536	$(10,644)	$564,097

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019

Operating activities
Net income	$41,288	$48,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,891	22,658
Stock-based compensation expense	10,617	9,738
Deferred taxes	6,578	1,599
Amortization of held-to-maturity securities	202	(5)
Other	(865)	(133)
Changes in operating assets and liabilities:
Accounts receivable	(3,812)	(5,387)
Inventories	(316)	551
Prepaid expenses and other	(1,008)	(162)
Income taxes	(1,325)	9,165
Accounts payable	(1,257)	1,479
Accrued liabilities and other	8,382	(4,193)
Net cash provided by operating activities	82,375	83,779

Investing activities
Purchases of property, equipment and other capital assets	(40,489)	(46,151)
Purchases of other assets and investments	(3,000)	(4,000)
Purchases of marketable securities	(90,596)	(17,443)
Proceeds from maturities of marketable securities	56,428	54,352
Net cash used in investing activities	(77,657)	(13,242)

Financing activities
Proceeds from exercises of stock options	5,674	2,486
Purchases of shares withheld for tax obligations	(3,367)	(2,420)
Repurchases of common stock	(14,686)	(33,521)
Net cash used in financing activities	(12,379)	(33,455)
Effect of exchange rate changes on cash and cash equivalents	690	(560)
Net (decrease) increase in cash and cash equivalents	(6,971)	36,522
Cash and cash equivalents, beginning of period	125,225	85,046
Cash and cash equivalents, end of period	$118,254	$121,568

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

The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share amounts)	2020	2019	2020	2019
Net income	$14,697	$16,792	$41,288	$48,469

Basic - weighted-average shares outstanding:	26,736,709	26,846,030	26,724,715	26,894,420
Effect of dilutive securities:
Employee stock options and other	149,724	159,311	136,932	178,453
Diluted - weighted-average shares outstanding:	26,886,433	27,005,341	26,861,647	27,072,873
Net income per share:
Basic	$0.55	$0.63	$1.54	$1.80
Diluted	$0.55	$0.62	$1.54	$1.79

Note 4 – Goodwill and Other Intangible Assets

There were no changes in the carrying amount of Goodwill during the three and nine months ended September 30, 2020.

Intangible assets other than goodwill at  September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020			December 31, 2019			Useful	Weighted Average
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Life (in years)	Useful Life Remaining (in years)
Intangible assets with finite lives:
Marketing assets	$930	$(597)	$333	$930	$(527)	$403	10.0	3.5
Non-compete agreement	270	(234)	36	270	(222)	48	2.0 - 5.0	2.3
Software technology	13,229	(3,302)	9,927	13,229	(2,275)	10,954	10.0	7.3
Customer relationships	10,070	(5,259)	4,811	10,070	(4,106)	5,964	6.0 - 9.0	3.1
Total intangible assets	$24,499	$(9,392)	$15,107	$24,499	$(7,130)	$17,369

Amortization expense for intangible assets was $0.8 million and $0.9 million for the three months ended  September 30, 2020 and 2019, respectively, and $2.3 million and $2.6 million for the nine months ended September, 2020 and 2019, respectively.

Estimated aggregated amortization expense based on the current carrying value of the amortizable intangible assets is as follows:

(in thousands)	Estimated Amortization Expense
Remaining 2020	$754
2021	3,016
2022	3,016
2023	2,813
2024	1,400
Thereafter	4,108
Total estimated amortization expense	$15,107

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

The following table summarizes financial assets as of  September 30, 2020 and December 31, 2019 measured at fair value on a recurring basis:

	September 30, 2020			December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents
Money market mutual fund	$66,374	$-	$-	$68,962	$-	$-
Total	$66,374	$-	$-	$68,962	$-	$-

Note 6 – Marketable Securities

The Company invests in short-term and long-term agency, municipal, corporate and other debt securities. The securities are categorized as held-to-maturity and are recorded at amortized cost, net of an allowance for credit losses. Categorization as held-to-maturity is based on the Company’s ability and intent to hold these securities to maturity. The following table summarizes information regarding the Company’s short-term and long-term marketable securities as of  September 30, 2020 and December 31, 2019:

	September 30, 2020
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. municipal securities	$17,795	$68	$-	$17,863
Corporate debt securities	38,876	283	(25)	39,134
U.S. government agency securities	19,003	9	(15)	18,997
Certificates of deposit/time deposits	5,189	105	-	5,294
Commercial paper	1,499	-	-	1,499
Total marketable securities	$82,362	$465	$(40)	$82,787

	December 31, 2019
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. municipal securities	$10,204	$9	$(3)	$10,210
Corporate debt securities	26,944	80	(12)	27,012
U.S. government agency securities	6,274	1	(7)	6,268
Certificates of deposit/time deposits	1,484	22	-	1,506
Commercial paper	3,491	-	-	3,491
Total marketable securities	$48,397	$112	$(22)	$48,487

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

The  September 30, 2020 balance of held-to-maturity debt securities by contractual maturity is shown in the following table at amortized cost, net of an allowance for credit losses. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

September 30,
(in thousands)	2020
Due in one year or less	$30,993
Due after one year through five years	51,369
Total marketable securities	$82,362

Note 7 – Inventory

Inventory consists primarily of raw materials, which are recorded at the lower of cost or market using the average-cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.

The Company’s inventory consisted of the following as of the dates indicated:

	September 30,	December 31,
(in thousands)	2020	2019
Raw materials	$10,650	$9,818
Work in process	16	501
Total inventory	10,666	10,319
Allowance for obsolescence	(264)	(244)
Inventory, net of allowance	$10,402	$10,075

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

Stock-Based Compensation Expense

Stock-based compensation expense was $3.9 million and $3.2 million for the three months ended  September 30, 2020 and 2019, respectively, and $10.6 million and $9.7 million for the nine months ended September 30, 2020 and 2019, respectively.

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2020:

		Weighted-
		Average
	Stock Options	Exercise Price
Options outstanding at December 31, 2019	276,266	$72.38
Granted	60,065	105.79
Exercised	(64,932)	57.24
Forfeited	(37,842)	67.92
Options outstanding at September 30, 2020	233,557	$85.89

Exercisable at September 30, 2020	135,837	$98.38

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

The weighted-average grant date fair value of options that were granted during the nine months ended September 30, 2020 was $45.32.

The following table provides the assumptions used in the Black-Scholes pricing model valuation of options during the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Risk-free interest rate	0.50 - 1.47%	2.35 - 2.58%
Expected life (years)	6.25	6.25
Expected volatility	42.40 - 43.83%	42.52 - 42.74%
Expected dividend yield	0%	0%

As of September 30, 2020, there was $4.8 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.8 years.

Restricted Stock

Restricted stock awards are share-settled awards and restrictions lapse ratably over the vesting period, which is generally a period from four to five years, beginning on the first anniversary of the grant date, subject to the employee's continuing service to the Company. For directors, restrictions generally lapse in full on the first anniversary of the grant date.

The following table summarizes restricted stock activity during the nine months ended September 30, 2020:

		Weighted-
		Average
		Grant Date
	Restricted	Fair Value
	Stock	Per Share
Restricted stock at December 31, 2019	314,973	$89.55
Granted	108,179	117.76
Restrictions lapsed	(100,596)	84.57
Forfeited	(12,221)	92.61
Restricted stock at September 30, 2020	310,335	$98.84

As of September 30, 2020, there was $24.3 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 2.6 years.

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

The following table summarizes performance stock activity during the nine months ended September 30, 2020:

		Weighted-
		Average
		Grant Date
	Performance	Fair Value
	Stock	Per Share
Performance stock at December 31, 2019	9,383	$58.35
Granted	19,956	118.66
Restrictions lapsed	(7,113)	58.35
Performance change	-	-
Forfeited	(2,270)	58.35
Performance stock at September 30, 2020	19,956	$118.66

The following table provides the assumptions used in the Monte Carlo pricing model valuation of PSUs during the nine months ended September 30, 2020:

Nine Months Ended September 30,
2020
Risk-free interest rate	1.41%
Expected life (years)	2.88
Expected volatility	38.70%
Expected dividend yield	0%

As of September 30, 2020, there was $1.9 million of unrecognized compensation expense related to non-vested performance stock, which is expected to be recognized over a weighted-average period of 2.4 years.

Employee Stock Purchase Plan

The following table presents the assumptions used to estimate the fair value of the ESPP during the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Risk-free interest rate	0.17 - 1.59%	2.33 - 2.35%
Expected life (months)	6.00	6.00
Expected volatility	42.63 - 59.99%	37.36 - 53.57%
Expected dividend yield	0%	0%

 Note 9 – Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised entirely of foreign currency translation adjustments. The following table presents the changes in accumulated other comprehensive income (loss) balances during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Foreign currency translation adjustments
Balance at beginning of period	$(9,634)	$(8,494)	$(7,018)	$(8,492)
Other comprehensive income (loss) before reclassifications	3,110	(2,150)	494	(2,152)
Amounts reclassified from accumulated other comprehensive loss	-	-	-	-
Net current-period other comprehensive income (loss)	3,110	(2,150)	494	(2,152)
Balance at end of period	$(6,524)	$(10,644)	$(6,524)	$(10,644)

Note 10 – Income Taxes

The Company is subject to income tax in multiple jurisdictions and the use of estimates is required to determine the provision for income taxes. For the three months ended  September 30, 2020 and 2019, the Company recorded an income tax provision of $3.7 million and $4.7 million, respectively. For the nine months ended  September 30, 2020 and 2019, the Company recorded an income tax provision of $10.1 million and $13.4 million, respectively. The income tax provision is based on the estimated annual effective tax rate for the year applied to pre-tax income. The effective income tax rate for the three months ended  September 30, 2020 was 20.1 percent compared to 21.9 percent in the same period of the prior year. The effective tax rate decreased by 1.8 percent for the three months ended  September 30, 2020 when compared to the same period in 2019 primarily due to an increase in tax benefits from the vesting of restricted stock and the exercise of stock options. The effective income tax rate for the nine months ended  September 30, 2020 was 19.7 percent compared to 21.6 percent in the same period of the prior year. The effective tax rate decreased by 1.9 percent for the nine months ended  September 30, 2020 when compared to the same period in 2019 primarily due to an increase in tax benefits from the vesting of restricted stock and the exercise of stock options.

The effective income tax rate for the nine months ended September 30, 2020 differs from the U.S. federal statutory rate of 21.0 percent due to various factors, including operating in multiple state and foreign jurisdictions and tax credits for which the Company qualifies.

The Company had unrecognized tax benefits totaling $4.9 million as of September 30, 2020 and $4.6 million as of  December 31, 2019, respectively, all of which, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and penalties related to income tax matters in income tax expense, and reports the liability in current or long-term income taxes payable as appropriate.

The Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law on March 27, 2020. The CARES Act is meant to infuse companies with various income and payroll tax cash benefits to ease the impact of the pandemic. A technical correction to the Tax Cuts and Jobs Act of 2017 was included in the CARES Act allowing qualified improvement property to claim bonus depreciation for respective assets placed in service in 2018 and 2019.  The impact of the CARES Act to the Company was a $2.6 million reduction in our income taxes payable and a corresponding increase to our deferred tax liability. In addition, the Company has elected to defer deposits of the employer portion of the Social Security tax for the quarter ended September 30, 2020 through the quarter ended December 31, 2020.  The Social Security taxes are being accrued for and will be paid beginning in 2021.

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

Revenue and income from operations by reportable segment for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Revenue:
United States	$85,608	$92,916	$262,507	$271,877
Europe	18,897	20,721	56,413	62,915
Japan	2,999	3,818	10,267	12,047
Total revenue	$107,504	$117,455	$329,187	$346,839

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Income from Operations:
United States	$25,164	$28,109	$74,602	$82,367
Europe	3,764	4,045	10,389	12,022
Corporate Unallocated and Japan	(11,259)	(10,881)	(36,146)	(34,095)
Total Income from Operations	$17,669	$21,273	$48,845	$60,294

Total long-lived assets at  September 30, 2020 and December 31, 2019 were as follows:

	September 30,	December 31,
(in thousands)	2020	2019
Total long-lived assets:
United States	$219,425	$210,171
Europe	54,628	45,019
Japan	7,842	8,522
Total Assets	$281,895	$263,712

Revenue by product line for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Revenue:
Injection Molding	$53,257	$55,167	$165,927	$165,935
CNC Machining	33,115	40,219	99,760	116,979
3D Printing	16,294	15,898	46,478	45,644
Sheet Metal	3,988	5,280	14,306	15,777
Other Revenue	850	891	2,716	2,504
Total revenue	$107,504	$117,455	$329,187	$346,839

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

Forward-Looking Statements

Statements contained in this report regarding matters that are not historical or current facts are “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve known and unknown risks, uncertainties and other factors that may cause our results to be materially different than those expressed or implied in such statements. Certain of these risk factors and others are described in Item 1A. “Risk Factors” of this Form 10-Q, as well as our most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC). Other unknown or unpredictable factors also could have material adverse effects on our future results. We cannot guarantee future results, levels of activity, performance or achievements. Accordingly, you should not place undue reliance on these forward-looking statements. Finally, we expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

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

During the three months ended September 30, 2020, we served 18,796 unique product developers and engineers who purchased our products through our web-based customer interface, a decrease of 12.5% over the same period in 2019. During the nine months ended September 30, 2020, we served 37,504 unique product developers and engineers who purchased our products through our web-based customer interface, a decrease of 8.1% over the same period in 2019. The economic uncertainty arising from the COVID-19 pandemic has impacted the number of product developers and engineers who purchase our products. While we expect the number of product developers and engineers served to grow in the long-term, challenges posed by the COVID-19 pandemic on the global economy have continued through the date of this report. Steps taken by national and local governments to slow the spread of the virus, including business shutdowns and shelter in place orders, have hindered the ability and willingness of project developers and engineers to proceed with development and commercialization projects on the same scale as they have historically.  At this time, it is difficult to predict the future given the current economic uncertainty and evolving market conditions.

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

We are actively monitoring key product availability and continue to stay connected with our customers to understand impacts on their operations. All of these efforts will help us better plan and prepare, so we can continue to be a leading supplier of custom parts. In anticipation of exposure due to an economic slowdown driven by COVID-19, the Company increased its bad debt reserve by $0.9 million during the nine months ended September 30, 2020.

The Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law on March 27, 2020. The CARES Act is meant to infuse companies with various income and payroll tax cash benefits to ease the impact of the pandemic. A technical correction to the Tax Cuts and Jobs Act of 2017 was included in the CARES Act allowing qualified improvement property to claim bonus depreciation for respective assets placed in service in 2018 and 2019.  The impact of the CARES Act to the Company was a $2.6 million reduction in our income taxes payable and a corresponding increase to our deferred tax liability. In addition, the Company has elected to defer deposits of the employer portion of the Social Security tax for the quarter ended September 30, 2020 through the quarter ended December 31, 2020.  The Social Security taxes are being accrued for and will be paid beginning in 2021.

See "Risk Factors" in Item 1A of this Quarterly Report on Form 10-Q for further information of the possible impact of the COVID-19 pandemic on our business.

Results of Operations

The following table summarizes our results of operations and the related changes for the periods indicated. The results below are not necessarily indicative of the results for future periods.

	Three Months Ended September 30,				Change		Nine Months Ended September 30,				Change
(dollars in thousands)	2020		2019		$	%	2020		2019		$	%
Revenue	$107,504	100.0	$117,455	100.0	$(9,951)	(8.5)	$329,187	100.0	$346,839	100.0	$(17,652)	(5.1)
Cost of revenue	52,861	49.2	57,839	49.2	(4,978)	(8.6)	163,988	49.8	168,127	48.5	(4,139)	(2.5)
Gross profit	54,643	50.8	59,616	50.8	(4,973)	(8.3)	165,199	50.2	178,712	51.5	(13,513)	(7.6)
Operating expenses:
Marketing and sales	16,705	15.5	17,604	15.0	(899)	(5.1)	51,821	15.7	55,466	16.0	(3,645)	(6.6)
Research and development	7,915	7.4	8,359	7.1	(444)	(5.3)	25,550	7.9	24,541	7.1	1,009	4.1
General and administrative	12,354	11.5	12,380	10.5	(26)	(0.2)	38,983	11.8	38,411	11.0	572	1.5
Total operating expenses	36,974	34.4	38,343	32.6	(1,369)	(3.6)	116,354	35.4	118,418	34.1	(2,064)	(1.7)
Income from operations	17,669	16.4	21,273	18.2	(3,604)	(16.9)	48,845	14.8	60,294	17.4	(11,449)	(19.0)
Other income, net	728	0.7	228	0.1	500	219.3	2,549	0.8	1,566	0.4	983	62.8
Income before income taxes	18,397	17.1	21,501	18.3	(3,104)	(14.4)	51,394	15.6	61,860	17.8	(10,466)	(16.9)
Provision for income taxes	3,700	3.4	4,709	4.0	(1,009)	(21.4)	10,106	3.1	13,391	3.8	(3,285)	(24.5)
Net income	$14,697	13.7%	$16,792	14.3%	$(2,095)	(12.5)%	$41,288	12.5%	$48,469	14.0%	$(7,181)	(14.8)%

Stock-based compensation expense included in the statements of operations data above for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Stock options and restricted stock	$3,624	$2,886	$9,693	$8,858
Employee stock purchase plan	321	326	924	880
Total stock-based compensation expense	$3,945	$3,212	$10,617	$9,738

Cost of revenue	$646	$560	$1,761	$1,466
Operating expenses:
Marketing and sales	865	760	2,233	1,923
Research and development	638	560	1,766	1,486
General and administrative	1,796	1,332	4,857	4,863
Total stock-based compensation expense	$3,945	$3,212	$10,617	$9,738

Comparison of Three Months Ended September 30, 2020 and 2019

Revenue

Revenue by reportable segment and the related changes for the three months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,
	2020		2019		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
United States	$85,608	79.6%	$92,916	79.1%	$(7,308)	(7.9)%
Europe	18,897	17.6	20,721	17.6	(1,824)	(8.8)
Japan	2,999	2.8	3,818	3.3	(819)	(21.5)
Total revenue	$107,504	100.0%	$117,455	100.0%	$(9,951)	(8.5)%

Our revenue decreased $10.0 million, or 8.5%, for the three months ended September 30, 2020 compared to the same period in 2019. By reportable segment, revenue in the United States decreased $7.3 million, or 7.9%, for the three months ended September 30, 2020 compared to the same period in 2019. Revenue in Europe decreased $1.8 million, or 8.8%, and revenue in Japan decreased $0.8 million, or 21.5%, in each case for the three months ended September 30, 2020 compared to the same period in 2019. Our revenue in Europe was impacted by foreign currency exchange rates. Excluding the $0.8 million impact of the changes in foreign currency exchange rates, the decrease in Europe revenue would have been 12.8%. In addition, our revenue in each region was impacted by a decline in order activity driven by current economic conditions as a result of the COVID-19 pandemic.

Our revenue decline during the three months ended September 30, 2020 was the result of a decrease in the volume of product developers and engineers we served. During the three months ended September 30, 2020, we served 18,796 unique product developers and engineers, a decrease of 12.5% over the same period in 2019. The economic uncertainty arising from the COVID-19 pandemic has impacted the number of product developers and engineers who purchase our products. While we expect the number of product developers and engineers served to grow in the long-term, challenges posed by the COVID-19 pandemic on the global economy have continued through the date of this report. Steps taken by national and local governments to slow the spread of the virus, including business shutdowns and shelter in place orders, have hindered the ability and willingness of project developers and engineers to proceed with development and commercialization projects on the same scale as they have historically.  At this time, it is difficult to predict the future given the current economic uncertainty and evolving market conditions.

The decrease in product developers served led to a reduction in overall order activity as a result of the economic uncertainty created by the COVID-19 pandemic, which in turn resulted in a decrease in revenue. International revenue was positively impacted by $0.9 million during the three months ended September 30, 2020 compared to the same period in 2019 as a result of foreign currency movements, primarily the strengthening of the British Pound and Euro relative to the United States Dollar.

Revenue by product line and the related changes for the three months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,
	2020		2019		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Injection Molding	$53,257	49.5%	$55,167	47.0%	$(1,910)	(3.5)%
CNC Machining	33,115	30.8	40,219	34.2	(7,104)	(17.7)
3D Printing	16,294	15.2	15,898	13.5	396	2.5
Sheet Metal	3,988	3.7	5,280	4.5	(1,292)	(24.5)
Other Revenue	850	0.8	891	0.8	(41)	(4.6)
Total revenue	$107,504	100.0%	$117,455	100.0%	$(9,951)	(8.5)%

By product line, our revenue decrease was driven by a 3.5% decrease in Injection Molding revenue, a 17.7% decrease in CNC Machining revenue, a 24.5% decrease in Sheet Metal revenue and a 4.6% decrease in Other Revenue, which was partially offset by a 2.5% increase in 3D Printing revenue, in each case for the three months ended September 30, 2020 compared to the same period in 2019.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue decreased $5.0 million, or 8.6%, for the three months ended September 30, 2020 compared to the same period in 2019, which was slightly greater than the rate of revenue decrease of 8.5% for the three months ended September 30, 2020 compared to the same period in 2019. The decrease in cost of revenue was primarily driven by lower variable costs associated with lower revenue volumes and cost saving measures implemented as a result of the COVID-19 pandemic. Specifically, the decreases were driven by a decrease in direct labor headcount and hours worked resulting in personnel and related cost decreases of $2.8 million and raw material and production cost decreases of $3.5 million, which were partially offset by equipment and facility-related cost increases of $1.3 million to support future growth of the business.

Gross Profit and Gross Margin. Gross profit decreased from $59.6 million in the three months ended September 30, 2019 to $54.6 million in the three months ended September 30, 2020, primarily due to lower revenue volumes offset by cost-saving measures implemented as a result of the COVID-19 pandemic and the timing and mix of revenue. Gross margin was 50.8% in each of the three months ended September 30, 2020 and 2019.

Operating Expenses, Other Income, net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expenses decreased $0.9 million, or 5.1%, during the three months ended September 30, 2020 compared to the same period in 2019 due primarily to personnel and related cost decreases of $0.4 million as well as marketing program cost decreases of $0.5 million.

Research and Development. Our research and development expenses decreased $0.4 million, or 5.3%, during the three months ended September 30, 2020 compared to the same period in 2019 due to a decrease in headcount resulting in personnel and related cost decreases of $0.4 million.

General and Administrative. Our general and administrative expenses remained consistent during the three months ended September 30, 2020 compared to the same period in 2019 due to administrative cost decreases of $0.6 million, amortization cost decreases of $0.1 million and professional service cost decreases of $0.1 million, which were partially offset by personnel and related cost increases of $0.3 million and stock-based compensation cost increases of $0.5 million.

Other Income, net. We recognized other income, net of $0.7 million for the three months ended September 30, 2020, an increase of $0.5 million compared to other income, net of $0.2 million for the three months ended September 30, 2019. Other income, net for the three months ended September 30, 2020 primarily consisted of $0.3 million in interest income on investments, a $0.3 million gain on foreign currency and $0.1 million in other income. Other income, net for the three months ended September 30, 2019 primarily consisted of $0.5 million in interest income on investments, which was partially offset by a $0.3 million loss on foreign currency.

Provision for Income Taxes. Our effective tax rate of 20.1% for the three months ended September 30, 2020 decreased 1.8% compared to 21.9% for the same period in 2019. The decrease in the effective tax rate is primarily due to an increase in tax benefits from the exercise of stock options. Our income tax provision of $3.7 million for the three months ended September 30, 2020 decreased $1.0 million compared to our income tax provision of $4.7 million for the three months ended September 30, 2019, due to a combination of lower pre-tax income and the lower effective tax rate.

Comparison of Nine Months Ended September 30, 2020 and 2019

Revenue

Revenue by reportable segment and the related changes for the nine months ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended September 30,
	2020		2019		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
United States	$262,507	79.8%	$271,877	78.4%	$(9,370)	(3.4)%
Europe	56,413	17.1	62,915	18.1	(6,502)	(10.3)
Japan	10,267	3.1	12,047	3.5	(1,780)	(14.8)
Total revenue	$329,187	100.0%	$346,839	100.0%	$(17,652)	(5.1)%

Our revenue decreased $17.7 million, or 5.1%, for the nine months ended September 30, 2020 compared to the same period in 2019. By reportable segment, revenue in the United States decreased $9.4 million, or 3.4%, for the nine months ended September 30, 2020 compared to the same period in 2019. Revenue in Europe decreased $6.5 million, or 10.3%, and revenue in Japan decreased $1.8 million, or 14.8%, in each case for the nine months ended September 30, 2020 compared to the same period in 2019. Our revenue in Europe was impacted by foreign currency exchange rates. Excluding the $0.2 million impact of the changes in foreign currency exchange rates, the decrease in Europe revenue would have been 10.0%. In addition, our revenue in each region was impacted by a decline in order activity driven by current economic conditions as a result of the COVID-19 pandemic.

Our revenue decline during the nine months ended September 30, 2020 was the result of a decrease in the volume of product developers and engineers we served. During the nine months ended September 30, 2020, we served 37,504 unique product developers and engineers, a decrease of 8.1% over the same period in 2019. The economic uncertainty arising from the COVID-19 pandemic has impacted the number of product developers and engineers who purchase our products. While we expect the number of product developers and engineers served to grow in the long-term, challenges posed by the COVID-19 pandemic on the global economy have continued through the date of this report. Steps taken by national and local governments to slow the spread of the virus, including business shutdowns and shelter in place orders, have hindered the ability and willingness of project developers and engineers to proceed with development and commercialization projects on the same scale as they have historically.  At this time, it is difficult to predict the future given the current economic uncertainty and evolving market conditions.

The decrease in product developers served led to a reduction in overall order activity as a result of the economic uncertainty created by the COVID-19 pandemic, which in turn resulted in a decrease in revenue. International revenue was negatively impacted by $0.1 million during the nine months ended September 30, 2020 compared to the same period in 2019 as a result of foreign currency movements, primarily the weakening of the British Pound and Euro relative to the United States Dollar.

Revenue by product line and the related changes for the nine months ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended September 30,
	2020		2019		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Injection Molding	$165,927	50.4%	$165,935	47.8%	$(8)	(0.0)%
CNC Machining	99,760	30.3	116,979	33.7	(17,219)	(14.7)
3D Printing	46,478	14.1	45,644	13.2	834	1.8
Sheet Metal	14,306	4.4	15,777	4.5	(1,471)	(9.3)
Other Revenue	2,716	0.8	2,504	0.8	212	8.5
Total revenue	$329,187	100.0%	$346,839	100.0%	$(17,652)	(5.1)%

By product line, our revenue decrease was driven by a 14.7% decrease in CNC Machining revenue and a 9.3% decrease in Sheet Metal revenue, which was partially offset by a 1.8% increase in 3D Printing revenue and an 8.5% increase in Other Revenue, in each case for the nine months ended September 30, 2020 compared to the same period in 2019.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue decreased $4.1 million, or 2.5%, for the nine months ended September 30, 2020 compared to the same period in 2019, which was less than the rate of revenue decrease of 5.1% for the nine months ended September 30, 2020 compared to the same period in 2019. The decreases were driven by a $4.3 million decrease in raw material and production costs and a $2.7 million decrease in personnel and related cost, which was partially offset by a $2.9 million increase in equipment and facility-related costs to support future growth of the business.

Gross Profit and Gross Margin. Gross profit decreased from $178.7 million in the nine months ended September 30, 2019 to $165.2 million in the nine months ended September 30, 2020 primarily due to a decrease in revenue. Gross margin decreased from 51.5% in the nine months ended September 30, 2019 to 50.2% in the nine months ended September 30, 2020 due to the fixed cost structure of our facilities and equipment supporting lower revenue this year and the timing and mix of revenue.

Operating Expenses, Other Income, net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expenses decreased $3.6 million, or 6.6%, during the nine months ended September 30, 2020 compared to the same period in 2019 due primarily to personnel and related cost decreases of $1.6 million as well as marketing program cost decreases of $2.0 million.

Research and Development. Our research and development expenses increased $1.0 million, or 4.1%, during the nine months ended September 30, 2020 compared to the same period in 2019 due to an increase in headcount resulting in personnel and related cost increases of $1.1 million and operating cost increases of $0.2 million, which were partially offset by professional services decreases of $0.3 million.

General and Administrative. Our general and administrative expenses increased $0.6 million, or 1.5%, during the nine months ended September 30, 2020 compared to the same period in 2019 due to personnel and related cost increases of $1.6 million and professional services increases of $0.1 million, which were partially offset by a $0.4 million decrease in amortization cost and a $0.7 million decrease in administrative costs.

Other Income, net. We recognized other income, net of $2.6 million for the nine months ended September 30, 2020, an increase of $1.0 million compared to other income, net of $1.6 million for the nine months ended September 30, 2019. Other income, net for the nine months ended September 30, 2020 primarily consisted of $1.2 million in interest income on investments and a $1.2 million gain on foreign currency. Other income, net for the nine months ended September 30, 2019 primarily consisted of $1.5 million in interest income on investments.

Provision for Income Taxes. Our effective tax rate of 19.7% for the nine months ended September 30, 2020 decreased 1.9% compared to 21.6% for the same period in 2019. The decrease in the effective tax rate is primarily due to an increase in tax benefits from the vesting of restricted stock and the exercise of stock options. Our income tax provision of $10.1 million for the nine months ended September 30, 2020 decreased $3.3 million compared to our income tax provision of $13.4 million for the nine months ended September 30, 2019.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows during the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
(dollars in thousands)	2020	2019
Net cash provided by operating activities	$82,375	$83,779
Net cash used in investing activities	(77,657)	(13,242)
Net cash used in financing activities	(12,379)	(33,455)
Effect of exchange rates on cash and cash equivalents	690	(560)
Net (decrease) increase in cash and cash equivalents	$(6,971)	$36,522

Sources of Liquidity

Historically, we have primarily financed our operations and capital expenditures through cash flow from operations. We had cash and cash equivalents of $118.3 million as of September 30, 2020, a decrease of $7.0 million from December 31, 2019. The decrease in our cash was primarily due to cash used in investing activity including net investments in marketable securities of $34.2 million and purchases of property, equipment and other capital assets of $40.5 million and repurchases of common stock of $14.7 million, which were partially offset by cash generated through operations of $82.4 million.

Cash Flows from Operating Activities

Cash flows from operating activities were $82.4 million during the nine months ended September 30, 2020 and primarily consisted of net income of $41.3 million, adjusted for certain non-cash items, including depreciation and amortization of $23.9 million, stock-based compensation expense of $10.6 million and deferred taxes of $6.6 million. Cash flows from operating activities were $83.8 million during the nine months ended September 30, 2019 and primarily consisted of net income of $48.5 million, adjusted for certain non-cash items, including depreciation and amortization of $22.7 million, stock-based compensation expense of $9.7 million, deferred taxes of $1.6 million and changes in operating assets and liabilities and other items totaling $1.3 million.

Cash flows from operating activities decreased $1.4 million during the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to decreases in net income of $7.2 million and decreases in changes in operating assets and liabilities of $0.8 million driven by timing of cash receipts and payments, which were partially offset by increases in deferred taxes of $5.0 million, increases in depreciation and amortization of $1.2 million and increases of $0.4 million in other items.

Cash Flows from Investing Activities

Cash used in investing activities was $77.7 million during the nine months ended September 30, 2020, consisting of $34.2 million in net investments in marketable securities, $40.5 million for the purchases of property, equipment and other capital assets and $3.0 million for purchases of other assets and investments.

Cash used in investing activities was $13.2 million during the nine months ended September 30, 2019, consisting of $46.2 million for the purchases of property, equipment and other capital assets and $4.0 million for purchases of other assets and investments, which were partially offset by $37.0 million in net proceeds from maturities of marketable securities.

Cash Flows from Financing Activities

Cash used in financing activities was $12.4 million during the nine months ended September 30, 2020, consisting of $14.7 million in repurchases of common stock and $3.4 million in purchases of shares withheld for tax obligations associated with equity transactions, which were partially offset by $5.7 million in proceeds from the exercise of stock options.

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

We have not used forward contracts or currency borrowings to hedge our exposure to foreign currency risk. Foreign currency risk can be assessed by estimating the change in results of operations or financial position resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would generally not have a material impact on our financial position, but could have a material impact on our results of operations. We recognized foreign currency gains of $0.3 million and $1.2 million during the three and nine months ended September 30, 2020, respectively. We recognized foreign currency losses of $0.3 million and $0.2 million during the three and nine months ended September 30, 2019, respectively. The changes in foreign exchange rates had a positive impact on consolidated revenue of $0.9 million for the three months ended September 30, 2020 and a negative impact of $0.1 million for the nine months ended September 30, 2020 as compared to the same periods in 2019.

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

Economic uncertainty arising from the recent COVID-19 pandemic has adversely affected our business and results of operations and could continue to do so in the future.

On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus (COVID-19) a pandemic. The COVID-19 pandemic and associated counter-acting measures implemented by governments around the world, as well as increased business uncertainty, has adversely affected our business and results of operations and could continue to do so in the future. The Company is monitoring the global COVID-19 pandemic and has taken steps to mitigate the risks to our employees, customers, suppliers and other stakeholders. The Company has been deemed an essential business and all of our global manufacturing operations have remained open. The current business environment and quickly evolving market conditions require significant management judgment to interpret and quantify the actual and potential impact on our assumptions about future financial performance and operating cash flows. To the extent that changes in the current business environment continue to impact our ability to achieve levels of forecasted operating results and cash flows, if our stock price were to trade below book value per share for an extended period of time and/or should other events occur indicating the carrying value of our assets might be impaired, we may be required to recognize impairment losses on goodwill, intangible and tangible assets.

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

The Company had no repurchases in the third quarter of 2020. During the nine months ended September 30, 2020, we repurchased 199,614 shares at an average price of $73.54 per share for an aggregate purchase price of $14.7 million.  We have $35.2 million remaining under this authorization.

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

Proto Labs, Inc.

Date: November 3, 2020	/s/ Victoria M. Holt
Victoria M. Holt
President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2020	/s/ John A. Way
John A. Way
Chief Financial Officer (Principal Financial Officer)