Form 10-K
period 2020-12-31
Proto Labs Inc
filed 2021-02-19
CIK 1443669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of June 30, 2020 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $3.0 billion.

As of February 10, 2021, there were 27,604,879 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2021 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Special Note Regarding Forward Looking Statements

Statements contained in this Annual Report on Form 10-K regarding matters that are not historical or current facts are “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve known and unknown risks, uncertainties and other factors which may cause our results to be materially different than those expressed or implied in such statements. In particular, some of the risks associated with our business include:

•	the duration, scope, severity and potential mutations of COVID-19;

•	the level of competition in our industry and our ability to compete;

•	our ability to respond to changes in our industry;

•	our ability to effectively grow our business and manage our growth;

•	our ability to continue to sell to existing and new customers;

•	our ability to meet product developers’ and engineers’ needs and expectations regarding quick turnaround time, price and specifications for quality;

•	the adoption rate of e-commerce and 3D CAD software by product developers and engineers;

•	our ability to process a large volume of designs and identify significant opportunities in our business;

•	our ability to maintain and enhance our brand;

•	our ability to successfully identify, complete and integrate acquisitions or other strategic transactions;

•	our ability to complete and successfully launch updates to our systems;

•	the loss of key personnel or failure to attract and retain additional personnel;

•	system interruptions at our operating facilities;

•	possible unauthorized access to customers’ confidential information stored in our systems; and

•	our ability to protect our intellectual property and not infringe on others’ intellectual property.

Certain of these factors and others are described in the discussion on risk factors that appear in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K and uncertainties are detailed in this and other reports and filings with the Securities and Exchange Commission (SEC). Other unknown or unpredictable factors also could have material adverse effects on our future results. We cannot guarantee future results, levels of activity, performance or achievements. Accordingly, you should not place undue reliance on these forward-looking statements. Finally, except as required by law, we expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

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

We have experienced significant growth since our inception in 1999. We have grown our total revenue from $298.1 million in 2016 to $434.4 million in 2020. We have grown our net income from $42.7 million in 2016 to $50.9 million in 2020.

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

●	rapid overmolding technology in 2016 and insert molding technology in 2017, both of which expanded the breadth of our manufacturing capabilities in our Injection Molding product line;
●	PolyJet and Multi Jet Fusion (MJF) in 2017, which expanded the processes with which we produce 3D printed parts;

●	injection molding commercial offerings tailored to on-demand manufacturing customers in 2017;
●	sheet metal fabrication capability through our acquisition of RAPID Manufacturing Group, LLC (RAPID) in 2017;
●	expanded CNC machining capabilities for larger and more complex parts through our acquisition of RAPID in 2017;
●	Carbon Digital Light Synthesis(TM) (DLS) in 2019, which further expanded the processes with which we produce 3D printed parts; and
●	during 2018, 2019 and 2020, we have been working on enhancements to our e-commerce customer interface and back-end operations software. These enhancements launched in Europe in the fourth quarter of 2020 and in the United States in the first quarter of 2021. The enhancements are designed to add value for our customers and support the growth of the business in the future.

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

Scale to Process Large Numbers of Unique Part Designs

Our proprietary, highly scalable quoting technology addresses the manual processes conventionally involved in submitting a design, analyzing its manufacturability, making design revision recommendations and generating price quotations. This enables us to quickly analyze high volumes of 3D CAD part design submissions and provide feedback to our prospective product developer and engineer customers. In 2020 alone, we generated quotations for over 1,000,000 design submissions. Our proprietary manufacturing automation technology is also highly scalable, enabling us to process large numbers of unique designs and, combined with our manufacturing processes, efficiently and effectively manufacture high volumes of parts to meet the needs of product developers and engineers.

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

Injection Molding

Our Injection Molding product line uses our 3D CAD-to-CNC machining technology for the automated design and manufacture of molds, which are then used to produce custom plastic and liquid silicone rubber injection-molded parts and over-molded and insert-molded injection-molded parts on commercially available equipment. Our Injection Molding product line works best for on-demand production, bridge tooling, pilot runs and functional prototyping. Our affordable aluminum molds and quick turnaround times help reduce design risk and limit overall production costs for product developers and engineers. Because we retain possession of the molds, customers who need short-run production often come back to Proto Labs’ Injection Molding product line for additional quantities. They do so to support pilot production for product testing, while their tooling for high-volume production is being prepared, because they need on-demand manufacturing due to disruptions in their manufacturing process, because their product requires limited annual quantity or because they need end-of-life production support. In 2017, we launched an on-demand manufacturing injection molding service. This service utilizes our existing processes, but is designed to fulfill the needs of customers with on-going production needs.

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

We believe there may be opportunities to grow by identifying and expanding into select additional geographic markets. We currently operate in the United States, Europe and Japan, where we believe a substantial portion of the world’s product developers and engineers are located. We entered the European market in 2005 and launched operations in Japan in 2009. For 2020, revenue earned in these markets represents approximately 20.4% of our total revenue. We believe opportunities exist to serve the needs of product developers and engineers in select new geographic regions and we will continue to evaluate such opportunities if and when they arise.

In 2020, we enhanced the functionality and ease of use of our Europe platform and expanded the capabilities of our customer-facing and back-end systems in order to further increase automation and meet the evolving needs of product developers and engineers worldwide. We believe product developers and engineers have come to expect advanced web-based tools and a fully integrated Internet platform from their vendors. We will continue to use the Internet to provide product developers and engineers with a standardized interface through which they can upload their 3D CAD models and obtain firm, interactive quotations quickly and efficiently. Similar enhancements were launched in the United States in the first quarter of 2021.

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

We were founded with Injection Molding which represents 50.2% of our total revenue for the year ended December 31, 2020. Examples of new manufacturing services we have added include CNC Machining, 3D Printing and Sheet Metal. Our CNC Machining product line was first introduced in the United States and Europe in 2007, expanded to Japan in 2009, and further expanded in the United States through our acquisition of RAPID in November 2017. CNC Machining represents 30.3% of our total revenue for the year ended December 31, 2020. 3D printing technologies were introduced through our acquisition of FineLine in April 2014. We further expanded our 3D printing capabilities in October 2015 through our acquisition of Alphaform. Our 3D product line represents 14.4% of our total revenue for the year ended December 31, 2020. Our Sheet Metal product line was introduced through our acquisition of RAPID in November 2017 and represents 4.3% of total revenue for the year ended December 31, 2020.

We continue to expand our core product lines through product line extensions including liquid silicone rubber injection molding, lathe-turned parts, rapid overmolding, insert molding, PolyJet, MJF and Carbon DLS. We introduced liquid silicone rubber injection molding during 2014. In 2015, we introduced lathe-turned products to expand our CNC product line. In 2016, we expanded the breadth of our manufacturing capabilities by adding rapid overmolding technology. In 2017, we added insert molding to our Injection Molding product line and PolyJet and MJF to our 3D Printing product line. In addition, we launched on-demand manufacturing to address the needs of the low-volume, high-mix product segment. We also opened our first metrology lab in 2017 for enhanced inspection reporting on end-use production parts, including First Article Inspection Reports and digital inspection reports. In 2020, we added Carbon DLS to provide a cost-effective production solution for geometric complexities that cannot be molded or otherwise fabricated.

Enhance Customer Experience

We serve nearly all our customers over the internet using our e-commerce, digital model. The majority of customers upload CAD files through our secure e-commerce platform to receive a quote, and ultimately, place an order. The order is then processed through our digital model that is connected by our systems. Having an industry leading customer experience is important to our overall growth strategy. In 2020, the Company was focused on Protolabs 2.0, an internal business systems project designed to evolve the way we engage and serve our customers. Through development of both our external customer-facing and internal back-end systems, Protolabs 2.0 will allow us to capitalize on market opportunities and better serve the long-term needs of our customers. We expect the long-term benefits of the project to be an improved customer experience, speed and scalability of the business, internal business insights and internal productivity. Protolabs 2.0 was successfully launched in Europe in the fourth quarter of 2020 and in the United States in the first quarter of 2021.

Broaden the Parts Envelope

We regularly analyze the universe of customer design submissions that we are currently unable to manufacture and focus a portion of our research and development efforts to expand the range of parts that we can produce. Since we first introduced our Injection Molding product line in 1999, we have steadily expanded the size and geometric complexity of the injection-molded parts we are able to manufacture, and we continue to extend the diversity of materials we are able to support. Similarly, since first introducing our CNC Machining product line in 2007, we have expanded the range of part sizes, design geometries and materials we can support. In 2017, we launched PolyJet and MJF, which expanded our 3D Printing processes to support a broader range of our customers' needs. Through our acquisition of RAPID in November 2017, we added quick-turn and e-commerce-enabled Sheet Metal services to our portfolio and expanded our CNC Machining capabilities to support larger and more complex projects. In 2020, we added Carbon DLS to our 3D Printing processes, introduced precision color matching on Injection Molding parts and launched production capabilities for metal 3D Printing. In 2020, we added the world's largest metal 3D printer to allow us to produce large-format metal parts. As we continue to expand the range of our existing process capabilities, we believe we will meet the needs of a broader set of product developers and engineers and consequently convert a higher number of quotation requests into orders.

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

We believe our sales staff is adept at researching customer companies and networking to find additional product developers and engineers who may have a need for our products. We also have a team of customer service engineers who can support highly technical engineering discussions with product developers and engineers as required during the sales process. Our revenue is generated from a diverse customer base, with no single customer company representing more than 2% of our total revenue in 2020.

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

Corporate Responsibility and Sustainability Highlights

Our corporate responsibility and sustainability practices are built on a foundation of shared fundamental values of teamwork, trust and achievement, and help us to deliver strong financial results that create value for our Company and our shareholders in a way that respects our communities and the environments in which we operate. The Company's three core values are embodied in everything we do.

•

Teamwork – We are dedicated to the idea that a diversity of minds is better than one. Through open communication, we strive to collaborate with and include all of our colleagues to maximize our creativity and to make our good ideas great. We respect each other’s opinions. We help colleagues who are struggling to improve, so our success is everyone’s success.

•

Trust – Our integrity is built on honest answers to our customers and colleagues. It is okay to make mistakes if we use them to learn. We navigate difficult situations with compassion. The success of our Company depends on the success of our people.

•	Achievement – Speed and innovation are the cornerstones of our success. We are committed to being a solution for getting things done quickly and sustainably and a catalyst for great ideas for our shareholders, customers, the environment and each other. We are responsible for our performance, our results and our future.

Workforce Demographics

As of December 31, 2020 we had 2,408 full-time employees, including 1,680 full-time employees in the United States, 649 full-time employees in Europe and 79 full-time employees in Japan.  We also regularly use independent contractors and other temporary employees across the organization to augment our regular staff. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified, diverse and inclusive personnel.

We are an equal opportunity employer, and we believe that a diverse workforce made up of people with different ideas, strengths, interests and cultural backgrounds drives employee and business success. Our workforce is composed of a diverse group of engineers, technicians and business professionals from around the world and every walk of life. In 2020, our attrition rate was 13.4%, 11.8% and 7.4% in the United States, Europe and Japan, respectively.

Compensation

We believe our success depends in large measure on our ability to attract, retain and motivate a broad range of employees to be successful in a dynamic and changing business environment, and that a competitive compensation program is essential to that effort. In determining employee compensation, our executive leadership team reviews and considers a number of factors, including individual and corporate performance, input from direct leaders, compensation market data from third party compensation surveys, our compensation philosophy and key principles, and the leadership’s collective experience and knowledge. Annually, our executive leadership team reviews input from all leaders throughout our organization, including recommendations as to compensation levels that the leaders believe are commensurate with an individual’s job performance, skills, experience, qualifications, criticality to our company and development/career opportunities. We also award long-term equity-based compensation to high performing individuals and managers who have the greatest impact on the creation of shareholder value in order to further align the interests of our employees and shareholders.

Diversity, Equity and Inclusion

At Protolabs, diversity, equity and inclusion matters. We are committed to establishing a culture where we celebrate diversity, equity and inclusivity as a way of life. Our diversity and inclusion starts at the top with our board regularly reviewing this area. We have a Diversity, Equity and Inclusion (DEI) Leadership Council to promote honest conversations, influence best practices and educate our employees. Our DEI Leadership Council members are employee representatives chosen from various locations to work directly with our leadership team to drive change, including within our leadership team. As we continue to grow, we will purposefully work toward cultivating a safe and inclusive environment. We strive to build diverse teams throughout the organization and empower growth for generations to come. Uniqueness defines us as a company, from our custom products to our employees. Our pledge is to establish a global culture that invites, recognizes and embraces all contributions to make a stronger “US”.

Health, Safety and Wellness

We strive to continuously improve our employees’ health, safety and wellness. Our “I Am” safety program teaches that safety is the responsibility of every individual in our organization. We believe this program is key to our excellent safety compliance record. We know that our employees are our most valuable assets, and their safety and health are among our top priorities.

In addition to concentrating on employee safety in the workplace, we also focus on the overall wellbeing of our employees. We continue to invest in a variety of employee health and wellness programs, including gym membership discounts, on-site yoga classes at certain facilities, wellness newsletters and learning sessions, and various Employee Assistance Programs.

In response to the COVID-19 pandemic, we are closely monitoring the situation and implementing additional safety measures to help ensure the well-being of our employees, customers, and suppliers; to minimize disruptions; and to provide for the safe and reliable supply of products to our customers. In accordance with the guidance provided by both the World Health Organization and the U.S. Centers for Disease Control and Prevention, the Company has implemented safe work practices, including social distancing and work-from-home guidelines. In addition, we increased our focus on employee mental health during the pandemic by providing employees with mental health resources and Employee Assistance Programs.

Education

We firmly believe that the education of our employees is critical to our success. Our employees have access to a robust learning management system that offers courses on topics ranging from compliance to leadership, and communication to job-specific skills. In 2020, we provided an average of 20 formal training hours per employee. We provide an Educational Assistance Program for employees which offers financial assistance for both professional and personal development to inspire employees to continuously enhance their skills and knowledge. In order to ensure our industry remains robust, we are committed to supporting Science, Technology, Engineering and Mathematics (STEM) programs in the metro areas of certain cities where we have facilities. We provide STEM grants through the Protolabs Foundation of up to $200,000 annually for eligible organizations. In addition, we partner with schools, colleges and universities to provide various outreach opportunities and sponsorships.

Charitable Giving

We pride ourselves in being a responsible corporate citizen through our Protolabs Foundation. We support a number of charitable causes with our Employee Matching, Cool Ideas, and Major Gifts Programs. The Foundation’s efforts serve as a sustaining investment in the future of the communities where our employees live and work, and also a commitment to the future of the manufacturing industry. ProtoGivers, our employee led community involvement team, organizes a wide range of activities, including Red Cross blood drives, working for Habitat for Humanity projects, volunteering for Feed My Starving Children, and making financial contributions to charitable causes, many of which are matched through our Employee Giving Program. In addition to our financial support, our community outreach reflects an active effort to improve the quality of life in the regions where we have facilities.

Environment

We are committed to having a positive impact on the environment. We strive to maximize recycling in both our manufacturing and office facilities. In our manufacturing facilities, we recycle metal, plastic and water used throughout the manufacturing processes. In 2020, we added solar energy to our facility in Plymouth, MN, one of our larger manufacturing facilities.  Finally, the Green Team, an employee-led organization, educates our employees on how they can positively impact the environment, both at work and at home.

Intellectual Property

We regard our patents, trademarks, service marks, trade dress, trade secrets, copyrights, domain names and other intellectual property as valuable to our business and rely on patent, trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, vendors and others to protect our proprietary rights. We register our patents, trademarks and service marks in the United States and other jurisdictions as we deem appropriate. As of December 31, 2020, we owned and had applications pending for patents relating to various aspects of our quoting and manufacturing processes as follows:

Jurisdiction	Issued Patents	Applications Pending
United States	25	14
United Kingdom	2	0
Germany	0	2

Our patents have expiration dates ranging from 2022 to 2038. We also owned approximately 24 registered United States trademarks or service marks as of December 31, 2020, with corresponding registered protection in Europe and Japan for the most important of these marks such as PROTO LABS, PROTOMOLD, FIRSTCUT, PROTOQUOTE, FIRSTQUOTE, PROTOFLOW and FINELINE, corresponding approved protection in Canada for PROTO LABS, FIRSTCUT and FINELINE, and corresponding registered protection in Australia, Canada and Mexico for PROTOMOLD. There can be no assurance that the steps we take to protect our proprietary rights will be adequate or that third parties will not infringe or misappropriate such rights. We have been subject to claims and expect to be subject to legal proceedings and claims from time to time in the ordinary course of our business. In particular, we may face claims from third parties that we have infringed their patents, trademarks or other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. Any unauthorized disclosure or use of our intellectual property could make it more expensive to do business and harm our operating results.

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

Executive Officers of the Registrant

Set forth below are the names of our current executive officers, their ages, titles, the year first appointed as an executive officer, and employment for the past five years:

Victoria M. Holt	63	President, Chief Executive Officer and Director
Robert Bodor	48	Vice President/General Manager – Americas
John A. Way	48	Chief Financial Officer and Executive Vice President of Development
Arthur R. Baker III	53	Chief Technology Officer
Bjoern Klaas	51	Vice President/General Manager and Managing Director – Europe, Middle East and Africa

Executive officers of the Company are elected at the discretion of the board of directors with no fixed terms. There are no family relationships between or among any of the executive officers or directors of the Company.

In December 2020, we announced Dr. Bodor will succeed Ms. Holt as the Company’s President and Chief Executive Officer effective March 1, 2021. Ms. Holt is retiring after leading the company for the past seven years. Ms. Holt will remain CEO until March 1, 2021. Following the transition, Ms. Holt is expected to remain with the Company as a consultant for a period of time. Ms. Holt will also remain as a member of the Board through her current term, which expires at the Company's 2021 annual meeting.

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

John A. Way. Mr. Way has served as our Chief Financial Officer and Executive Vice President of Development since December 2014. From September 2012 to September 2014, Mr. Way served as Chief Financial Officer for portfolio companies of two Private Equity Firms. From October 2002 to September 2012, Mr. Way worked in senior financial positions at several divisions within UnitedHealth Group, including Chief Financial Officer of Optum-Care, Medicare Advantage and OptumHealth.

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

Item 1A. Risk Factors

The following are the significant factors that could materially adversely affect our business, financial condition, or operating results, as well as adversely affect the value of an investment in our common stock. The risks described below are not the only risks facing our Company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

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

On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus (COVID-19) a pandemic. The COVID-19 pandemic and associated counter-acting measures implemented by governments around the world, as well as increased business uncertainty, has adversely affected our business and results of operations and could continue to do so in the future. The Company is monitoring the global COVID-19 pandemic, including any variants of the COVID-19 virus and the timing, availability and efficacy of the COVID-19 vaccines available in the countries in which the Company operates. The Company has taken steps to mitigate the risks to our employees, customers, suppliers and other stakeholders. The Company has been deemed an essential business and all of our global manufacturing operations have remained open. The current business environment and quickly evolving market conditions require significant management judgment to interpret and quantify the actual and potential impact on our assumptions about future financial performance and operating cash flows. To the extent that changes in the current business environment continue to impact our ability to achieve levels of forecasted operating results and cash flows, if our stock price were to trade below book value per share for an extended period of time and/or should other events occur indicating the carrying value of our assets might be impaired, we may be required to recognize impairment losses on goodwill, intangible and tangible assets.

Numerous factors may cause us not to maintain the revenue growth that we have historically experienced.

Although our revenue has grown over the past five years from $298.1 million for the year ended December 31, 2016 to $434.4 million for the year ended December 31, 2020, we may not be able to maintain our historical rate of revenue growth. We believe that our continued revenue growth will depend on many factors, a number of which are out of our control, including among others, our ability to:

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

Interruptions to, or other problems with, our website and interactive user interface, information technology systems, manufacturing processes or other operations could damage our reputation and brand and substantially harm our business and results of operations.

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

On June 23, 2016, the United Kingdom (UK) held a referendum in which voters approved a withdrawal from the European Union (EU), commonly referred to as “Brexit.” The UK's withdrawal became effective on January 31, 2020. A transition period was in effect through December 31, 2020 while the UK and EU negotiated rules that will apply to their future relationship. It is possible that the level of economic activity in this region will be adversely impacted and that there will be increased regulatory and legal complexities, including those relating to tax, trade, security and employees. In addition, Brexit could lead to economic uncertainty, including significant volatility in global stock markets and currency exchange rates, which may adversely impact our business. To mitigate the potential impact of Brexit on the import and export of goods to and from the UK, the Company is establishing business processes with shipping entities, including obtaining Authorized Economic Operator certification. In addition, the Company is increasing inventory in the UK and EU in an effort to maintain inventory required to meet customer demand in the event of disruption in shipments. It is possible that these changes could adversely affect our business and results of operations.

Global economic conditions may harm our ability to do business, increase our costs and negatively affect our stock price.

The prospects for economic growth in the United States and other countries remain uncertain and could worsen. Economic concerns and other issues such as reduced access to capital for businesses may cause product developers and engineers to further delay or reduce the product development projects that our business supports. Given the continued uncertainty concerning the global economy, we face risks that may arise from financial difficulties experienced by our suppliers, product developers, and engineers and other related risks to our business.

We operate a global business that exposes us to additional risks.

We have established our operations in the United States, Europe and Japan and are seeking to further expand our international operations. As of December 31, 2020, we had sold products into approximately 60 countries. In addition to English, our website is available in British English, French, German, Italian, Japanese and Spanish. Our international revenue accounted for approximately 20%, 22% and 21% of our total revenue in the years ended December 31, 2020, 2019 and 2018, respectively. The future growth and profitability of our international business is subject to a variety of risks and uncertainties. Many of the following factors have adversely affected our international operations and sales to customers located outside of the United States and may again in the future:

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

Our business and our customer base have been built primarily through organic growth. However, from time to time, we may selectively pursue acquisitions, strategic relationships, joint ventures or investments that we believe may allow us to complement our growth strategy, increase market share in our current markets or expand into other markets, or broaden our technology, intellectual property or product line capabilities. For example, in April 2014, we acquired FineLine to enable us to offer our customers 3D printing manufacturing processes; in October 2015, we acquired Alphaform to enable us to expand our 3D printing capabilities in Europe; in November 2017, we acquired RAPID to enable us to offer our customers Sheet Metal and expand our CNC Machining processes; and in 2021 we acquired 3D Hubs, Inc. to provide our customers with on-demand access to a global network of premium manufacturing partners. We cannot forecast the number, timing or size of any future acquisitions or other similar strategic transactions, or the effect that any such transactions might have on our operating or financial results. We have limited experience engaging in these types of transactions. Such transactions may be complex, time consuming and expensive, and may present numerous challenges and risks including:

•	an acquired company, asset or technology not furthering our business strategy as anticipated;

•	difficulties entering and competing in new product or geographic markets and increased competition, including price competition;

•	integration challenges;

•	challenges in working with strategic partners and resolving any related disagreements or disputes;

•	high valuation for a company, asset or technology, or changes in the economic or market conditions or assumptions underlying our decision to make an acquisition;

•	significant problems or liabilities associated with acquired businesses, assets or technologies, including increased intellectual property and employment related litigation exposure;

•	acquisition of a significant amount of goodwill, which could result in future impairment charges that would reduce our earnings; and

•	requirements to record substantial charges and amortization expense related to certain purchased intangible assets, deferred stock compensation and other items, as well as other charges or expenses.

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

In particular, we plan to increase our research and development efforts and to continue to focus a significant portion of those efforts to further develop our technology in areas such as our interactive user interface and manufacturing processes, potentially introduce new manufacturing processes within the research and development initiative we refer to as Protoworks, and broaden the range of parts that we are able to manufacture. We believe successful execution of this part of our business plan is critical for our ability to compete in our industry and grow our business, and there are no guarantees we will be able to do so in a timely fashion, or at all. Broadening the range of parts we offer is of particular importance since limitations in manufacturability are the primary reason we are not able to fulfill many quotation requests. There are no guarantees that the resources devoted to executing on this aspect of our business plan will improve our business and operating results or result in increased demand for our products and product lines. Failures in this area could adversely impact our operating results and harm our reputation and brand. Even if we are successful in executing in these areas, our industry is subject to rapid and significant technological change, and our competitors may develop new technologies, processes and product lines that are superior to ours. Our research and development costs were approximately $36.9 million, $32.7 million and $28.7 million for the years ended December 31, 2020, 2019 and 2018, respectively, and there is no guarantee that these costs will enable us to maintain or grow our revenue profitability. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for additional discussion related to research and development costs.

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

Over the past several years, we have experienced rapid growth. For example, we have grown from 1,549 full-time employees as of January 1, 2016 to 2,408 full-time employees as of December 31, 2020. We have expanded internationally, including establishing manufacturing operations in Europe in 2005 and Japan in 2009. In 2014, we expanded our product lines with 3D Printing through our acquisition of FineLine. In 2015, we expanded our manufacturing operations and our 3D Printing product lines in Europe through our acquisition of Alphaform. In 2017, we expanded our product lines to include Sheet Metal through our acquisition of RAPID. We expect this growth to continue and the number of countries and facilities from which we operate to increase in the future. Our ability to effectively manage our anticipated growth and expansion of our operations will require us to do, among other things, the following:

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

Our operating results and financial condition may fluctuate due to a number of factors, including those listed below and those identified throughout this “Risk Factors” section:

•	the development of new competitive systems or processes by others;

•	the entry of new competitors into our market, whether by established companies or by new companies;

•	changes in the size and complexity of our organization, including our international operations;

•	levels of sales of our products and product lines to new and existing customers;

•	the geographic distribution of our sales;

•	changes in product developer and engineer preferences or needs;

•	changes in the amount that we invest to develop, acquire or license new technologies and processes, which we anticipate will generally increase and may fluctuate in the future;

•	delays between our expenditures to develop, acquire or license new technologies and processes, and the generation of sales related thereto;

•	our ability to timely and effectively scale our business during periods of sequential quarterly or annual growth;

•	limitations or delays in our ability to reduce our expenses during periods of declining sequential quarterly or annual revenue;

•	changes in our pricing policies or those of our competitors, including our responses to price competition;

•	changes in the amount we spend in our marketing and other efforts;

•	unexpected increases in expenses as compared to our related accounting accruals or operating plan;

•	the volatile global economy;

•	general economic and industry conditions that affect customer demand and product development trends;

•	interruptions to or other problems with our website and interactive user interface, information technology systems, manufacturing processes or other operations;

•	changes in accounting rules and tax and other laws; and

•	plant shutdowns due to health or weather conditions.

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

As a manufacturer of CNC-machined and injection-molded custom parts, we conform to certain international standards, including International Organization for Standardization, or ISO, 9001:2015 for our injection molding facilities and the AS9001D standard for our CNC-machined facilities in Minnesota. In North Carolina, we conform to the ISO 9001:2015 standard for our plastics manufacturing and the AS9100D standard for our metals manufacturing. In New Hampshire, we conform to the ISO 9001:2015 for our sheet metal custom parts and the AS9100D standards for our CNC-machined custom parts. We also conform to international standard ISO 9001:2015 at our manufacturing facilities in Feldkirchen, Germany and Eschenlohe, Germany. Additionally, we conform to international standard ISO 13485 at our manufacturing facility in Eschenlohe, Germany and international standard ISO 14001 at our manufacturing facility in Feldkirchen, Germany. Lastly, we conform to international standards ISO 9001, ISO 14001 and ISO 27001 at our facilities in Japan. If any system inspection reveals that we are not in compliance with applicable standards, registrars may take action against us, including issuing a corrective action request or discontinuing our certifications. If any of these actions were to occur, it could harm our reputation as well as our business, financial condition and operating results.

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

In the year ended December 31, 2020, our common stock traded as high as $203.88 and as low as $63.19. The market for our common stock may become less active, liquid or orderly, which could depress the trading price of our common stock. Some of the factors, many of which are outside of our control, that may cause the market price of our common stock to fluctuate include:

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

In 2017, we purchased RAPID and assumed the leases of three facilities in Nashua, New Hampshire. The three facilities we lease total approximately 146,000 square feet of manufacturing and office space. The leases expire at various times from 2022 to 2023.

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

Japan

Our Japan operations are headquartered in Zama, Kanagawa, Japan (southwest of Tokyo) in a leased facility encompassing approximately 96,000 square feet of office and manufacturing space. The lease expires in April 2023.

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

As of February 10, 2021, we had 34 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

Performance Graph

The following graph shows a comparison from December 31, 2015 through December 31, 2020 of the cumulative total return for our common stock, the S&P 500 Index and the Russell 2000 Index. We have selected the Russell 2000 Index because the Russell 2000 Index measures the performance of the small market capitalization segment of U.S. equity instruments and we are a member company included in the Russell 2000 Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the S&P 500 Index and the Russell 2000 Index assume reinvestment of dividends.

Proto Labs Inc.
Total Return Performance
Index Value
300.00
250.00
200.00
150.00
100.00
50.00
0.00
12/31/15
06/30/16
12/31/16
06/30/17
12/31/17
06/30/18
12/31/18
06/30/19
12/31/19
06/30/20
12/31/20
Proto Labs, Inc.
S&P 500
Russell 2000

Index	12/31/15	06/30/16	12/31/16	06/30/17	12/31/17	06/30/18	12/31/18	06/30/19	12/31/19	06/30/20	12/31/20
Proto Labs, Inc.	100.00	90.38	80.62	105.59	161.72	186.76	177.09	182.16	159.44	176.59	240.85
S&P 500	100.00	102.69	109.54	118.57	130.81	133.00	122.65	143.93	158.07	151.68	183.77
Russell 2000	100.00	101.41	119.48	124.60	135.18	144.65	118.72	137.92	146.89	126.89	173.86

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

The Company had no repurchases in the fourth quarter of 2020. During the year ended December 31, 2020, we repurchased 199,614 shares at an average price of $73.54 per share for an aggregate purchase price of $14.7 million. We have $35.2 million remaining under this authorization.

Item 6. Selected Financial Data

The following tables set forth selected consolidated financial data for the periods and at the dates indicated. The selected consolidated statements of comprehensive income data for the years ended December 31, 2020, 2019 and 2018 and selected consolidated balance sheets data as of December 31, 2020 and 2019 are derived from our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The selected consolidated statements of comprehensive income data for the years ended December 31, 2017 and 2016 and selected consolidated balance sheet data as of December 31, 2018, 2017 and 2016 are derived from our audited consolidated financial statements not included in this report.

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

	Year Ended December 31,
(in thousands, except share and per share amounts)	2020	2019	2018	2017	2016

Consolidated Statements of Comprehensive Income Data
Revenue	$434,395	$458,728	$445,596	$344,490	$298,055
Cost of revenue	216,568	223,438	206,917	150,648	131,118
Gross profit	217,827	235,290	238,679	193,842	166,937
Operating expenses:
Marketing and sales	69,309	72,976	68,533	56,856	46,131
Research and development	36,940	32,692	28,735	23,560	22,388
General and administrative	51,742	49,766	52,513	41,200	36,651
Total operating expenses	157,991	155,434	149,781	121,616	105,170
Income from operations	59,836	79,856	88,898	72,226	61,767
Other income, net	3,109	1,337	2,757	2,209	2,454
Income before income taxes	62,945	81,193	91,655	74,435	64,221
Provision for income taxes	12,078	17,538	15,067	22,657	21,514
Net income	$50,867	$63,655	$76,588	$51,778	$42,707

Net income per share(1)
Basic	$1.90	$2.37	$2.84	$1.94	$1.62
Diluted	$1.89	$2.35	$2.81	$1.93	$1.61
Weighted average shares outstanding(1)
Basic	26,737,425	26,866,985	26,982,614	26,647,610	26,365,173
Diluted	26,896,357	27,049,423	27,278,816	26,845,071	26,564,639
Other comprehensive income (loss) (net of tax)
Foreign currency translation adjustments	$3,598	$1,474	$(3,258)	$5,519	$(5,541)
Comprehensive income	$54,465	$65,129	$73,330	$57,297	$37,166

(1)

See Note 3 of notes to Consolidated Financial Statements for an explanation of the method used to calculate net income per basic and diluted share attributable to common shareholders and weighted average shares outstanding of the years ended December 31, 2020, 2019 and 2018 respectively.

Stock-based compensation expense included in the statements of comprehensive income data above is as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018	2017	2016

Stock options and grants	$13,327	$9,591	$10,113	$7,954	$6,177
Employee stock purchase plan	1,346	1,190	815	604	598
Total stock-based compensation expense	$14,673	$10,781	$10,928	$8,558	$6,775

Cost of revenue	$2,451	$2,056	$1,543	$970	$691
Operating expenses:
Marketing and sales	3,121	2,632	1,942	1,429	977
Research and development	2,440	1,851	1,517	1,091	1,396
General and administrative	6,661	4,242	5,926	5,068	3,711
Total stock-based compensation expense	$14,673	$10,781	$10,928	$8,558	$6,775

	Year Ended December 31,
(in thousands)	2020	2019	2018	2017	2016

Consolidated Balance Sheets Data
Cash and cash equivalents	$127,603	$125,225	$85,046	$36,707	$68,795
Working capital	191,748	188,838	162,628	121,249	134,357
Total assets	744,204	673,667	618,985	518,738	414,241
Total liabilities	99,848	87,877	77,488	57,523	34,408
Total shareholders' equity	644,356	585,790	541,497	461,215	379,833

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

We have experienced significant growth since our inception. Since we first introduced our Injection Molding product line in 1999, we have steadily expanded the size and geometric complexity of the injection-molded parts we are able to manufacture, and we continue to extend the diversity of materials we are able to support. Similarly, since first introducing our CNC Machining product line in 2007, we have expanded the range of part sizes, design geometries and materials we can support. In 2014, we acquired FineLine Prototyping, Inc. (FineLine) to expand the number of process types we offer to include stereolithography (SL), selective laser sintering (SLS) and direct metal laser sintering (DMLS). In 2017, we acquired RAPID to expand the number of process types we offer to include sheet metal fabrication and expand our CNC machining capability. In 2019, we added Carbon DLS to our 3D printing processes, introduced precision color matching on Injection Molding parts and launched production capabilities for metal 3D printing. We also continually seek to enhance other aspects of our technology and manufacturing processes, including our interactive web-based and automated user interface and quoting system. We intend to continue to invest significantly to enhance our technology and manufacturing processes and expand the range of our existing capabilities with the aim of meeting the needs of a broader set of customers. As a result of the factors described above, many of our customers tend to return to Proto Labs to meet their ongoing needs, with approximately 93%, 92% and 91% of our revenue in 2020, 2019 and 2018, respectively, derived from existing customers.

We have established our operations in the United States, Europe and Japan, which we believe are three of the largest geographic markets where product developers and engineers are located. We entered the European market in 2005 and launched operations in Japan in late 2009. Our operations were further expanded in Europe through our acquisition of Alphaform in 2015 and the United States through our acquisition of RAPID in November 2017. As of December 31, 2020, we had sold products into approximately 60 countries. Our revenue outside of the United States accounted for approximately 20%, 22% and 21% of our consolidated revenue in the years ended December 31, 2020, 2019 and 2018, respectively. We intend to continue to expand our international sales efforts and believe opportunities exist to serve the needs of product developers and engineers in select new geographic regions.

We have grown our total revenue from $298.1 million in 2016 to $434.4 million in 2020. During this period, our operating expenses increased from $105.2 million in 2016 to $158.0 million in 2020. Our recent growth in revenue has been accompanied by increased cost of revenues and operating expenses. We expect to increase investment in our operations to support anticipated future growth as discussed more fully below.

In addition, we believe that a number of trends affecting our industry have affected our results of operations and may continue to do so. For example, we believe that many of our target product developer and engineer customers are facing three mega trends, which are disrupting long-term product growth models. We believe our customers are facing increased pressure to shorten product life-cycles, to embed products with connectivity driven by the internet of things technology, and to deliver products that are personalized and customized to unique customer specifications. We believe we continue to be well positioned to benefit from these trends, given our proprietary technology that enables us to automate and integrate the majority of activities involved in procuring custom parts. The COVID-19 pandemic has also impacted the manufacturing environment. For example, the pandemic accelerated the digitization of manufacturing as companies pivoted to a work-from-home and socially-distanced manufacturing plant environment. As a result, the adoption of e-commerce was accelerated, which allows opportunity for us to provide valuable solutions to manufacturers looking to build resiliency in their supply chains through fast, on-demand manufacturers. While our business may be positively affected by these trends, our results may also be favorably or unfavorably impacted by other trends that affect product developer and engineer orders for custom parts in low volumes, including, among others, economic conditions, changes in product developer and engineer preferences or needs, developments in our industry and among our competitors, and developments in our customers' industries. For a more complete discussion of the risks facing our business, see Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

Key Financial Measures and Trends

Revenue

Our operations are comprised of three geographic operating segments in the United States, Europe and Japan. Revenue is derived from our Injection Molding, CNC Machining, 3D Printing and Sheet Metal product lines. Injection Molding revenue consists of sales of custom injection molds and injection-molded parts. CNC Machining revenue consists of sales of CNC-machined custom parts. 3D Printing revenue consists of sales of custom 3D-printed parts. Sheet Metal revenue consists of sales of fabricated sheet metal custom parts. Our revenue is generated from a diverse customer base, with no single customer company representing more than 2% of our total revenue in 2020. Our historical and current efforts to increase revenue have been directed at gaining new customers and selling to our existing customer base by increasing marketing and selling activities, including:

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

During 2020, we served 40,267 unique product developers and engineers who purchased our products through our web-based customer interface, a decrease of 15.7% over the same period in 2019. The economic uncertainty arising from the COVID-19 pandemic has impacted the number of product developers and engineers who purchase our products. While we expect the number of product developers and engineers served to grow in the long-term, challenges posed by the COVID-19 pandemic on the global economy have continued through the date of this report. Steps taken by national and local governments to slow the spread of the virus, including business shutdowns and shelter in place orders, have hindered the ability and willingness of project developers and engineers to proceed with development and commercialization projects on the same scale as they have historically. At this time, it is difficult to predict the future given the current economic uncertainty and evolving market conditions.

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

Our business model requires that we invest in our capacity well in advance of demand to ensure we can fulfill the expectations for quick delivery of our products to our customers. Therefore, during each of 2020, 2019 and 2018 we made significant investments in additional factory space, equipment, and infrastructure in the United States. We also made significant investments in infrastructure in Europe in 2020 and 2017 and significant investments in additional factory space in Japan in 2019 and 2016. We expect to continue to grow in future periods, which will result in the need for additional investments in factory space and equipment. We expect that these additional costs for factory and equipment expansion can be absorbed by revenue growth, and allow gross margins by product line to remain relatively consistent over time.

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

Our recent growth in operating expenses is mainly due to the launch of our Protolabs 2.0 project in the fourth quarter of 2020. Expenses that were previously capitalizable as part of the project were expensed after the system was placed in service in November 2020. Our business strategy is to continue to be a leading online and technology-enabled manufacturer of quick-turn, on-demand injection-molded, CNC-machined, CNC-turned, 3D-printed and sheet metal custom parts for prototyping and low-volume production. In order to achieve our goals, we anticipate continued substantial investments in technology and personnel, resulting in increased operating expenses.

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

Provision for Income Taxes

Provision for income taxes is comprised of federal, state, local and foreign taxes based on pre-tax income. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law in the United States. As a result, many provisions will affect our tax rate in future years. Some provisions, such as the reduction to the U.S. corporate tax rate from 35% to 21%, which began in 2018, reduced our effective tax rate in 2018 and subsequent years. Overall, our effective tax rate for 2020 and beyond will remain consistent with the current tax laws.

Results of Operations

The following table summarizes our results of operations and the related changes for the periods indicated. The results below are not necessarily indicative of the results for future periods.

	Year Ended						Year Ended
	December 31,				Change		December 31,				Change
(dollars in thousands)	2020		2019		$	%	2019		2018		$	%

Revenue	$434,395	100.0%	$458,728	100.0%	$(24,333)	(5.3)	$458,728	100.0%	$445,596	100.0%	$13,132	2.9
Cost of revenue	216,568	49.9	223,438	48.7	(6,870)	(3.1)	223,438	48.7	206,917	46.4	16,521	8.0
Gross profit	217,827	50.1	235,290	51.3	(17,463)	(7.4)	235,290	51.3	238,679	53.6	(3,389)	(1.4)
Operating expenses:
Marketing and sales	69,309	16.0	72,976	15.9	(3,667)	(5.0)	72,976	15.9	68,533	15.4	4,443	6.5
Research and development	36,940	8.5	32,692	7.1	4,248	13.0	32,692	7.1	28,735	6.4	3,957	13.8
General and administrative	51,742	11.9	49,766	10.9	1,976	4.0	49,766	10.9	52,513	11.8	(2,747)	(5.2)
Total operating expenses	157,991	36.4	155,434	33.9	2,557	1.6	155,434	33.9	149,781	33.6	5,653	3.8
Income from operations	59,836	13.8	79,856	17.4	(20,020)	(25.1)	79,856	17.4	88,898	20.0	(9,042)	(10.2)
Other income, net	3,109	0.7	1,337	0.3	1,772	132.5	1,337	0.3	2,757	0.6	(1,420)	(51.5)
Income before income taxes	62,945	14.5	81,193	17.7	(18,248)	(22.5)	81,193	17.7	91,655	20.6	(10,462)	(11.4)
Provision for income taxes	12,078	2.8	17,538	3.8	(5,460)	(31.1)	17,538	3.8	15,067	3.4	2,471	16.4
Net income	$50,867	11.7%	$63,655	13.9%	$(12,788)	(20.1%)	$63,655	13.9%	$76,588	17.2%	$(12,933)	(16.9%)

Stock-based compensation expense included in the statements of comprehensive income data above is as follows:

	Year Ended December 31,
(dollars in thousands)	2020	2019	2018

Stock options and grants	$13,327	$9,591	$10,113
Employee stock purchase plan	1,346	1,190	815
Total stock-based compensation expense	$14,673	$10,781	$10,928

Cost of revenue	$2,451	$2,056	$1,543
Operating expenses:
Marketing and sales	3,121	2,632	1,942
Research and development	2,440	1,851	1,517
General and administrative	6,661	4,242	5,926
Total stock-based compensation expense	$14,673	$10,781	$10,928

Comparison of Years Ended December 31, 2020 and 2019

Revenue

Revenue by reportable segment and the related changes for 2020 and 2019 is summarized as follows:

	Year Ended December 31,
	2020		2019		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue
United States	$345,708	79.6%	$360,205	78.5%	$(14,497)	(4.0%)
Europe	74,796	17.2	82,805	18.1	(8,009)	(9.7)
Japan	13,891	3.2	15,718	3.4	(1,827)	(11.6)
Total revenue	$434,395	100.0%	$458,728	100.0%	$(24,333)	(5.3%)

Our revenue decreased $24.3 million, or 5.3%, for 2020 compared with 2019. By reportable segment, revenue in the United States decreased $14.5 million, or 4.0%, for 2020 compared with 2019. Revenue in Europe decreased $8.0 million, or 9.7%, for 2020 compared with 2019. Revenue in Japan decreased $1.8 million, or 11.6%, for 2020 compared with 2019.

Our revenue decline in 2020 was the result of a decrease in the volume of product developers and engineers we served. During 2020, we served 40,267 unique product developers and engineers, a decrease of 15.7% over 2019. The economic uncertainty arising from the COVID-19 pandemic has impacted the number of product developers and engineers who purchase our products. While we expect the number of product developers and engineers served to grow in the long-term, challenges posed by the COVID-19 pandemic on the global economy have continued through the date of this report. Steps taken by national and local governments to slow the spread of the virus, including business shutdowns and shelter in place orders, have hindered the ability and willingness of project developers and engineers to proceed with development and commercialization projects on the same scale as they have historically. At this time, it is difficult to predict the future given the current economic uncertainty and evolving market conditions.

The decrease in product developers served led to a reduction in overall order activity as a result of the economic uncertainty created by the COVID-19 pandemic, which in turn resulted in a decrease in revenue. International revenue was positively impacted by $1.0 million in 2020 compared to 2019 as a result of foreign currency movements, primarily the strengthening of the Euro relative to the United States dollar.

Revenue by product line and the related changes for 2020 and 2019 is summarized as follows:

	Year Ended December 31,
	2020		2019		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue
Injection Molding	$217,992	50.2%	$217,415	47.4%	$577	0.3%
CNC Machining	131,587	30.3	155,473	33.9	(23,886)	(15.4)
3D Printing	62,502	14.4	61,352	13.4	1,150	1.9
Sheet Metal	18,838	4.3	21,000	4.6	(2,162)	(10.3)
Other Revenue	3,476	0.8	3,488	0.7	(12)	(0.3)
Total revenue	$434,395	100.0%	$458,728	100.0%	$(24,333)	(5.3%)

By product line, our revenue decline was driven by a 15.4% decrease in CNC Machining revenue, a 10.3% decrease in Sheet Metal revenue, and a 0.3% decrease in Other revenue, which was partially offset by a 0.3% increase in Injection Molding revenue and a 1.9% increase in 3D Printing revenue in each case for 2020 compared with 2019.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue decreased $6.9 million, or 3.1%, for 2020 compared to 2019, which was less than the rate of revenue decrease of 5.3% for 2020 compared to 2019. The decreases were driven by raw material and production cost decreases of $7.1 million and personnel and related cost decreases of $3.3 million, which were partially offset by equipment and facility-related cost increases of $3.5 million. The increases in equipment and facility-related costs are primarily driven by past investments which will support increased sales volumes in certain product lines and future growth of the business.

Gross Profit and Gross Margin. Gross profit decreased from $235.3 million in 2019 to $217.8 million in 2020 primarily due to a decrease in revenue. Gross margin decreased from 51.3% of revenue in 2019 to 50.1% of revenue in 2020 due to the fixed cost structure of our facilities and equipment supporting lower revenue this year and the timing and mix of revenue.

Operating Expenses

Marketing and Sales. Marketing and sales expense decreased $3.7 million, or 5.0%, for 2020 compared to 2019 due to a decrease in marketing program costs of $3.1 million which were primarily driven by reduced travel and a transition to virtual trade shows, as well as a decrease in personnel and related costs of $0.6 million.

Research and Development. Our research and development expense increased $4.2 million, or 13.0%, for 2020 compared to 2019 due to personnel and related cost increases of $4.3 million driven by the launch of our Protolabs 2.0 system. These costs were partially offset by a decrease in administrative and depreciation costs of $0.1 million.

General and Administrative. Our general and administrative expense increased $2.0 million, or 4.0%, for 2020 compared to 2019 due to stock-based compensation cost increases of $2.4 million, amortization cost increases of $0.3 million, personnel and related cost increases of $0.5 million and professional service cost increases of $0.3 million, which were partially offset by administrative cost decreases of $1.5 million.

Income from Operations

Income from operations decreased $20.0 million, or 25.1%, for 2020 compared with 2019. By reportable segment, income from operations for the United States and Europe decreased 9.1% and 22.4%, respectively, and loss from operations and expenses included in Corporate Unallocated and Japan increased 15.6% for 2020 compared with 2019. The decrease in income from operations is primarily driven by the reduction in volume and an increase in operating expenses related to the Protolabs 2.0 launch in the fourth quarter of 2020.

Other Income, Net and Provision for Income Taxes

Other Income, Net. We recognized other income, net of $3.1 million in 2020, an increase of $1.8 million compared to other income, net of $1.3 million for 2019. Other income, net for 2020 primarily consisted of $1.4 million in interest income on investments and a $1.5 million gain on foreign currency. Other income, net for 2019 primarily consisted of $2.1 million in interest income on investments, which was partially offset by a $0.8 million loss on foreign currency.

Provision for Income Taxes. Our income tax provision decreased by $5.5 million for 2020 compared to 2019. The decrease in the provision is primarily due to lower taxable income and an increase in tax benefits from the vesting of restricted stock and exercise of stock options. This decrease was coupled with an increase in the research and development tax credit. Our effective tax rate of 19.2% for 2020 decreased 2.4% compared to 21.6% for the same period in 2019.

Comparison of Years Ended December 31, 2019 and 2018

For a comparison of our results of operations for fiscal years ended December 31, 2019 and December 31, 2018, see "Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 26, 2020.

Selected Quarterly Results of Operations Data

The following tables set forth selected unaudited quarterly results of operations data for 2020 and 2019. This unaudited quarterly information has been prepared on the same basis as our annual audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K and includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary to present fairly the financial information for the fiscal quarters presented. The quarterly data should be read in conjunction with our selected financial data and consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. Operating results for any quarter are not necessarily indicative of results for a full-year period, and the historical results presented below are not necessarily indicative of the results to be expected in any future period.

	Three Months Ended
(in thousands, except share and per share amounts)	Dec. 31, 2020	Sep. 30, 2020	Jun. 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sep. 30, 2019	Jun. 30, 2019	Mar. 31, 2019
	(unaudited)
Consolidated Statements of Comprehensive Income Data:
Revenue	$105,208	$107,504	$106,575	$115,108	$111,889	$117,455	$115,932	$113,452
Cost of revenue	52,580	52,861	54,119	57,008	55,311	57,839	55,696	54,592
Gross profit	52,628	54,643	52,456	58,100	56,578	59,616	60,236	58,860
Operating expenses:
Marketing and sales	17,488	16,705	16,936	18,180	17,510	17,604	19,285	18,577
Research and development	11,390	7,915	8,648	8,987	8,151	8,359	8,169	8,013
General and administrative	12,759	12,354	12,521	14,108	11,355	12,380	13,209	12,822
Total operating expenses	41,637	36,974	38,105	41,275	37,016	38,343	40,663	39,412
Income from operations	10,991	17,669	14,351	16,825	19,562	21,273	19,573	19,448
Other income (expense), net	560	728	767	1,054	(229)	228	1,125	213
Income before income taxes	11,551	18,397	15,118	17,879	19,333	21,501	20,698	19,661
Provision for income taxes	1,972	3,700	2,511	3,895	4,147	4,709	4,532	4,150
Net income	$9,579	$14,697	$12,607	$13,984	$15,186	$16,792	$16,166	$15,511

Net income per share:
Basic	$0.36	$0.55	$0.47	$0.52	$0.57	$0.63	$0.60	$0.58
Diluted	$0.36	$0.55	$0.47	$0.52	$0.56	$0.62	$0.60	$0.57

Shares used to compute net income per share:
Basic	26,775,279	26,736,709	26,660,498	26,776,806	26,777,536	26,846,030	26,875,153	26,963,366
Diluted	26,976,582	26,886,433	26,760,866	26,929,640	26,945,927	27,005,341	27,041,422	27,177,039

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
(dollars in thousands)	2020	2019	2018

Net cash provided by operating activities	$106,969	$116,052	$122,929
Net cash used in investing activities	(95,473)	(44,303)	(63,281)
Net cash used in financing activities	(10,726)	(31,617)	(10,438)
Effect of exchange rates on cash and cash equivalents	1,608	47	(871)
Net increase in cash and cash equivalents	$2,378	$40,179	$48,339

Sources of Liquidity

We finance our operations and capital expenditures through cash flow from operations. We had cash and cash equivalents of $127.6 million as of December 31, 2020, an increase of $2.4 million from December 31, 2019. The increase in our cash was due primarily to cash generated through operations, partially offset by investing activity and repurchases of common stock. We had cash and cash equivalents of $125.2 million as of December 31, 2019, an increase of $40.2 million from December 31, 2018. The increase in our cash was due primarily to cash generated through operations, partially offset by investing activity and repurchases of common stock. We had cash and cash equivalents of $85.0 million as of December 31, 2018, an increase of $48.3 million from December 31, 2017. The increase in our cash was due primarily to cash generated through operations.

As of December 31, 2020, the amount of cash and cash equivalents held by foreign subsidiaries was $23.4 million. Our intent is to continue to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We believe that our existing cash and cash equivalents together with cash generated from operations will be sufficient to meet our working capital expenditure requirements for at least the next 12 months.

Cash Flows from Operating Activities

Cash flow from operating activities of $107.0 million during 2020 primarily consisted of net income of $50.9 million, adjusted for certain non-cash items, including depreciation and amortization of $32.6 million, stock-based compensation expense of $14.7 million and deferred taxes of $7.6 million and changes in operating assets and liabilities and other items totaling $1.3 million. The cash flow from operating activities during 2020 compared to 2019 decreased $9.1 million due to decreases in net income of $12.8 million and changes in operating assets and liabilities and other items of $3.8 million, which were partially offset by increases in stock-based compensation expenses of $3.9 million, increases in deferred taxes of $1.5 million, increases in depreciation and amortization of $1.7 million driven by an increase in capital investments and increases in amortization of held-to-maturity securities of $0.4 million.

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

Cash Flows from Investing Activities

Cash used in investing activities was $95.5 million for the year ended December 31, 2020, consisting of $47.0 million for the purchase of property, equipment and other capital assets, $113.2 million for the purchase of marketable securities and $3.0 in other investing activities, which were partially offset by $67.7 million in proceeds from maturities of marketable securities.

Cash used in investing activities was $44.3 million for the year ended December 31, 2019, consisting of $62.2 million for the purchase of property, equipment and other capital assets, $46.4 million for the purchase of marketable securities and $4.0 in other investing activities, which were partially offset by $68.3 million in proceeds from maturities of marketable securities.

Cash Flows from Financing Activities

Cash used in financing activities was $10.7 million for the year ended December 31, 2020, consisting of $14.7 million in repurchases of common stock, $3.4 million in purchases of shares withheld for tax obligations associated with equity transactions and $0.2 million in principal repayments of finance lease obligations, partially offset by $7.6 million in proceeds from exercises of stock options.

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

Contractual Obligations

As of December 31, 2020, our contractual obligations and the effect such obligations are expected to have on our liquidity and cash flows in future periods were as follows:

		Payment Due by Period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating leases	$11,406	$3,915	$5,246	$1,486	$759
Finance leases	2,493	561	1,932	-	-
Total	$13,899	$4,476	$7,178	$1,486	$759

The table above reflects only payment obligations that are fixed and determinable. Our commitments for operating leases relate to three of our United States manufacturing facilities; our European sales, customer service and technical support offices and certain vehicles and equipment; manufacturing and office facilities located in Germany and certain vehicles and equipment; and our Japan facility and certain vehicles. Our commitment for financing leases relate to certain equipment in the United States.

Financing Arrangements

We had no financing arrangements as of December 31, 2020 and 2019.

Inflation

We experience normal inflation and changing prices, primarily on our production materials and labor. In 2020 and 2019, wage inflation contributed to our lower gross margin. In 2018, we do not believe inflation and changing prices had a material effect on our financial condition.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Critical Accounting Policies and Use of Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenue, expenses and related disclosures. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, goodwill, capitalized software costs, other intangible assets, stock-based compensation, and income taxes. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Management has discussed the development, selection and disclosure of these estimates with the audit committee of our board of directors. Our actual results may differ significantly from these estimates under different assumptions or conditions.

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

Revenue Recognition

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers. We manufacture custom parts to specific customer orders that have no alternative use to us, and we believe there is a legally enforceable right to payment for performance completed to date on these manufactured parts. For manufactured parts that meet these two criteria, we will recognize revenue over time. Revenue is recognized over time using the input method based on time in production as a percentage of total estimated production time to measure progress toward satisfying performance obligations using the estimated total time necessary to complete the parts per the customer's order and an estimate of inventory and production costs incurred to date. The majority of our CNC machining, 3D printing, and sheet metal contracts have a single performance obligation. The majority of our injection molding contracts have multiple performance obligations including one obligation to produce the mold and a second obligation to produce parts. For injection molding contracts with multiple performance obligations, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling price based on the price charged to customers.

Goodwill

We recognize goodwill in accordance with ASC 350, Intangibles—Goodwill and Other. Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment annually in the fourth quarter of each year, and is tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment charge for goodwill is recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount. As of December 31, 2020 no impairment charges for goodwill have been recognized. In 2020, we performed a qualitative analysis based on the significance of the fair value over the carrying value in prior period assessments. As of December 31, 2020, no impairment charges for goodwill have been recognized.

Capitalized Software Costs

We follow ASC 350-40, Intangibles – Goodwill and Other, Internal-Use Software, in accounting for internally developed software. Costs for internal-use software are evaluated by projected and capitalized where appropriate.

Other Intangible Assets

We recognize other intangibles assets in accordance with ASC 350, Intangibles—Goodwill and Other. Other intangible assets include software technology, customer relationships and other intangible assets acquired from independent parties. Other intangible assets with a definite life are amortized over a period ranging from two to 10 years on a straight line basis, and are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows generated by the asset. As of December 31, 2020 no impairment charges for intangible assets have been recognized.

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

The fair value of each new employee option awarded was estimated on the date of grant for the periods below using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2020	2019	2018

Risk-free interest rate	0.50 - 1.47%	2.35 - 2.58%	2.52 - 3.07%
Expected life (years)	6.25	6.25	6.25
Expected volatility	42.40 - 43.83%	42.52 - 42.74%	41.68 - 42.22%
Expected dividend yield	0%	0%	0%
Weighted average grant date fair value	$45.32	$47.84	$50.08

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

The fair value of each offering period was estimated using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2020	2019	2018

Risk-free interest rate	0.12 - 0.17%	1.59 - 2.35%	2.06 - 2.33%
Expected life (months)	6.00	6.00	6.00
Expected volatility	50.85 - 59.99%	42.63 - 53.57%	31.50 - 37.36%
Expected dividend yield	0%	0%	0%

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

We recognize stock-based compensation expense on a straight-line basis over the requisite service period. We recorded stock-based compensation expense relating to stock options, restricted stock awards, performance stock units and our ESPP of $14.7 million, $10.8 million and $10.9 million during the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had $4.2 million of unrecognized stock-based compensation costs related to unvested stock options that are expected to be recognized over a weighted average period of 2.6 years. We issued options to purchase 60,065, 53,708 and 36,600 shares of our common stock in 2020, 2019 and 2018, respectively. As of December 31, 2020, we had $21.2 million of unrecognized stock-based compensation costs related to non-vested restricted stock, which is expected to be recognized over a weighted average period of 2.4 years. We issued restricted stock awards of 108,179, 115,471 and 106,855 shares of our common stock in 2020, 2019 and 2018, respectively. As of December 31, 2020, we had $1.7 million of unrecognized stock-based compensation costs related to non-vested performance stock, which is expected to be recognized over a weighted average period of 2.1 years. The increase in unrecognized stock-based compensation costs related to non-vested performance stock in 2020 when compared to 2019 is driven by an increase in the number of shares expected to vest at the end of future performance periods. We issued performance stock awards of 19,956, 21,434 and 20,006 shares of our common stock in 2020, 2019 and 2018, respectively.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. The Company recognizes the effect of income tax positions only if sustaining those positions is more likely than not. The Company records penalties and interest related to unrecognized tax benefits in income taxes in the Company’s Consolidated Statements of Income. Including interest and penalties, we have established a liability for uncertain tax positions of $6.2 million as of December 31, 2020.

The effective tax rate decreased by 2.4% for the year ended December 31, 2020 when compared to 2019 primarily due to an increase in tax benefits from the vesting of restricted stock and exercise of stock options and an increase in the research and development tax credit.

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

We have not used forward contracts or currency borrowings to hedge our exposure to foreign currency risk. Foreign currency risk can be assessed by estimating the change in results of operations or financial position resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would generally not have a material impact on our financial position, but could have a material impact on our results of operations. We recognized foreign currency gains of $1.5 million and $0.3 million for the years ended December 31, 2020 and 2018, respectively, and foreign currency losses of $0.8 million for the year ended December 31, 2019.

Item 8. Financial Statements and Supplementary Data

Proto Labs, Inc.
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Proto Labs, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Proto Labs, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Revenue Recognition – Revenue Recognized Over Time
Description of the Matter

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company provides quality, quick-turn prototyping and on-demand manufacturing services.  The majority of revenue recognized in a reporting period is based on completed, invoiced contracts.  The Company manufactures custom parts to specific customer orders that have no alternative use to the Company, and the Company believes that there is a legally enforceable right to payment for performance completed to date on these manufactured parts.  Revenue is recognized over time for manufactured parts which meet these two criteria.  For revenue recognized over time, management uses the input method based on time in production time as a percentage of total estimated production time to measure progress toward satisfying performance obligations using the estimated total time necessary to complete the parts per the customer's order and an estimate of inventory and production costs incurred to date.

Auditing revenue recognized over time was challenging because the relevant accounting standard requires the Company to estimate the progress towards satisfaction of performance obligations, applying a single appropriate method to measure progress. The input method requires an analysis of the incurred time in production and an estimate of the total time necessary to complete the total parts per the customer’s order. The Company also estimates inventory and production costs incurred to date. These estimates are based on management’s assessment of the current status of production as well as historical results.

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

February 19, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Proto Labs, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Proto Labs, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Proto Labs, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Proto Labs, Inc. as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 19, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Minneapolis, Minnesota

February 19, 2021

Proto Labs, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2020	2019

Assets
Current assets
Cash and cash equivalents	$127,603	$125,225
Short-term marketable securities	34,088	35,437
Accounts receivable, net of allowance for doubtful accounts of $1,781 and $952 as of December 31, 2020 and December 31, 2019, respectively	57,877	57,450
Inventory	10,862	10,075
Prepaid expenses and other current assets	11,032	8,232
Income taxes receivable	540	-
Total current assets	242,002	236,419
Property and equipment, net	282,666	263,712
Goodwill	128,752	128,752
Other intangible assets, net	14,350	17,369
Long-term marketable securities	59,357	12,960
Operating lease assets	9,855	11,425
Finance lease assets	2,396	-
Other long-term assets	4,826	3,030
Total assets	$744,204	$673,667

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$18,248	$16,804
Accrued compensation	11,989	15,058
Accrued liabilities and other	16,193	11,057
Current operating lease liabilities	3,272	3,340
Current finance lease liabilities	552	-
Income taxes payable	-	1,322
Total current liabilities	50,254	47,581
Long-term operating lease liabilities	7,586	8,565
Long-term finance lease liabilities	1,919	-
Long-term deferred tax liabilities	33,854	26,283
Other long-term liabilities	6,235	5,448
Total liabilities	99,848	87,877

Shareholders' equity
Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding 0 shares as of December 31, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.001 par value, authorized 150,000,000 shares; issued and outstanding 26,776,796 and 26,786,459 shares as of December 31, 2020 and December 31, 2019, respectively	27	27
Additional paid-in capital	284,848	268,059
Retained earnings	362,901	324,722
Accumulated other comprehensive loss	(3,420)	(7,018)
Total shareholders' equity	644,356	585,790
Total liabilities and shareholders' equity	$744,204	$673,667

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Comprehensive Income
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018

Statements of Operations:
Revenue	$434,395	$458,728	$445,596
Cost of revenue	216,568	223,438	206,917
Gross profit	217,827	235,290	238,679
Operating expenses
Marketing and sales	69,309	72,976	68,533
Research and development	36,940	32,692	28,735
General and administrative	51,742	49,766	52,513
Total operating expenses	157,991	155,434	149,781
Income from operations	59,836	79,856	88,898
Other income, net	3,109	1,337	2,757
Income before income taxes	62,945	81,193	91,655
Provision for income taxes	12,078	17,538	15,067
Net income	$50,867	$63,655	$76,588

Net income per share:
Basic	$1.90	$2.37	$2.84
Diluted	$1.89	$2.35	$2.81

Shares used to compute net income per share:
Basic	26,737,425	26,866,985	26,982,614
Diluted	26,896,357	27,049,423	27,278,816

Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustments	$3,598	$1,474	$(3,258)
Comprehensive income	$54,465	$65,129	$73,330

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Shareholders' Equity
(In thousands, except share amounts)

	Common Stock		Additional		Accumulated Other
			Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

Balance at January 1, 2018	26,828,651	27	241,725	224,697	(5,234)	461,215
Common shares issued on exercise of options and other	260,694	-	6,791	-	-	6,791
Stock-based compensation expense	-	-	10,928	-	-	10,928
Repurchases of Common Stock	(104,598)	-	(942)	(11,287)	-	(12,229)
Revenue recognition transition adjustment	-	-	-	1,462	-	1,462
Net income	-	-	-	76,588	-	76,588
Other comprehensive income
Foreign currency translation adjustment	-	-	-	-	(3,258)	(3,258)
Comprehensive income						73,330
Balance at December 31, 2018	26,984,747	$27	$258,502	$291,460	$(8,492)	$541,497
Common shares issued on exercise of options and other	128,174	-	1,904	-	-	1,904
Stock-based compensation expense	-	-	10,781	-	-	10,781
Repurchases of Common Stock	(326,462)	-	(3,128)	(30,393)	-	(33,521)
Net income				63,655		63,655
Other comprehensive income
Foreign currency translation adjustment	-	-	-	-	1,474	1,474
Comprehensive income						65,129
Balance at December 31, 2019	26,786,459	$27	$268,059	$324,722	$(7,018)	$585,790
Common shares issued on exercise of options and other	189,951	-	4,114	-	-	4,114
Stock-based compensation expense	-	-	14,673	-	-	14,673
Repurchases of Common Stock	(199,614)	-	(1,998)	(12,688)	-	(14,686)
Net income	-	-	-	50,867	-	50,867
Other comprehensive income
Foreign currency translation adjustment	-	-	-	-	3,598	3,598
Comprehensive income						54,465
Balance at December 31, 2020	26,776,796	$27	$284,848	$362,901	$(3,420)	$644,356

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2020	2019	2018

Operating activities
Net income	$50,867	$63,655	$76,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,594	30,864	26,754
Stock-based compensation expense	14,673	10,781	10,928
Deferred taxes	7,577	6,106	11,936
Gain on sale of businesses	-	-	(671)
Amortization of held-to-maturity securities	415	5	374
Other	(336)	391	(619)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(91)	1,848	(6,098)
Inventories	(662)	60	(189)
Prepaid expenses and other	(1,680)	545	(2,098)
Income taxes	(1,960)	6,555	(6,652)
Accounts payable	1,492	(719)	1,942
Accrued liabilities and other	4,080	(4,039)	10,734
Net cash provided by operating activities	106,969	116,052	122,929

Investing activities
Purchases of property, equipment and other capital assets	(47,010)	(62,230)	(87,104)
Cash used for acquisitions, net of cash acquired	-	-	(90)
Proceeds from sale of businesses	-	-	284
Purchases of other assets and investments	(3,000)	(4,000)	(126)
Purchases of marketable securities	(113,200)	(46,403)	(41,384)
Proceeds from maturities of marketable securities	67,737	68,330	65,139
Net cash used in investing activities	(95,473)	(44,303)	(63,281)

Financing activities
Payments on debt	-	-	(5,000)
Principal repayments of finance lease obligations	(154)	-	-
Proceeds from exercises of stock options	7,557	4,391	8,935
Purchases of shares withheld for tax obligations	(3,443)	(2,487)	(2,144)
Repurchases of common stock	(14,686)	(33,521)	(12,229)
Net cash used in financing activities	(10,726)	(31,617)	(10,438)
Effect of exchange rate changes on cash and cash equivalents	1,608	47	(871)
Net increase in cash and cash equivalents	2,378	40,179	48,339
Cash and cash equivalents, beginning of period	125,225	85,046	36,707
Cash and cash equivalents, end of period	$127,603	$125,225	$85,046

Supplemental cash flow disclosure
Cash paid for interest	$23	$14	$39
Cash paid for taxes	$5,650	$4,002	$9,966

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

The Company follows ASC 350-40, Internal-Use Software, in accounting for internally developed software. As of December 31, 2020 and 2019, respectively, $49.4 million and $32.7 million of software development costs were capitalized. Capitalized software development costs for the year ended December 31, 2020 were $16.7 million.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Goodwill

The Company recognizes goodwill in accordance with ASC 350, Intangibles—Goodwill and Other. Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment annually in the fourth quarter of each year, and is tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment charge for goodwill is recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount. In 2020, the Company performed a qualitative analysis based on the significance of the fair value over the carrying value in prior period assessments. As of December 31, 2020, no impairment charges for goodwill have been recognized.

Capitalized Software Costs

The Company follows ASC 350-40, Intangibles – Goodwill and Other, Internal-Use Software, in accounting for internally developed software. Costs for internal use software are evaluated by projected and capitalized where appropriate.

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

Revenue recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The Company manufactures custom parts to specific customer orders that have no alternative use to the Company, and the Company believes there is a legally enforceable right to payment for performance completed to date on these manufactured parts. For manufactured parts that meet these two criteria, the Company will recognize revenue over time. Revenue is recognized over time using the input method based on time in production as a percentage of total estimated production time to measure progress toward satisfying performance obligations using the estimated total time necessary to complete the parts per the customer's order and an estimate of inventory and production costs incurred to date. The majority of the Company’s injection molding contracts have multiple performance obligations including one obligation to produce the mold and a second obligation to produce parts. For injection molding contracts with multiple performance obligations, the Company allocates revenue to each performance obligation based on its relative standalone selling price. The Company generally determines standalone selling price based on the price charged to customers.

Leases

The Company accounts for leases in accordance with ASC 842, Leases, which requires the balance sheet recognition of lease assets and lease liabilities by lessees for those leases classified as operating and finance leases. The Company determines if an arrangement is a lease at inception. Operating and finance leases are included in operating and finance lease assets, current operating and finance lease liabilities and long-term operating and finance lease liabilities in the Consolidated Balance Sheets and are recognized based on the present value of lease payments over the lease term at commencement date.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by requiring that individual tax positions are recorded only when they meet a more-likely-than-not criterion. The Company recognizes the effect of income tax positions only if sustaining those positions is more likely than not. The Company records penalties and interest related to unrecognized tax benefits in income taxes in the Company’s Consolidated Statements of Income.

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

Advertising costs

Advertising is expensed as incurred and was approximately $11.5 million, $13.0 million and $11.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Research and development

Research and development expenses consist primarily of personnel and outside service costs related to the development of new processes and product lines, enhancements of existing product lines, development of software for internal use, maintenance of internally developed software, quality assurance and testing. Costs for internal use software are evaluated by project and capitalized where appropriate under ASC 350-40, Intangibles - Goodwill and Other, Internal-Use Software. Research and development costs were approximately $36.9 million, $32.7 million and $28.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Note 3 – Revenue

The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers. The Company provides quality, quick-turn prototyping and on-demand manufacturing services. As a result, the majority of revenue recognized in a reporting period is based on completed, invoiced contracts.

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

The Company manufactures parts that have no alternative use to the Company since the parts are custom made to specific customer orders, and the Company believes there is a legally enforceable right to payment for performance completed to date on these manufactured parts. For manufactured parts that meet these two criteria, the Company will recognize revenue over time. Revenue is recognized over time using the input method based on time in production as a percentage of total estimated production time to measure progress toward satisfying performance obligations using the estimated total time necessary to complete the parts per the customer's order and an estimate of inventory and production costs incurred to date.

Revenue by geographic region for the years ended December 31, 2020, 2019 and 2018 was as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Revenue:
United States	$345,708	$360,205	$350,535
Europe	74,796	82,805	80,889
Japan	13,891	15,718	14,172
Total revenue	$434,395	$458,728	$445,596

Revenue by product line for the years ended December 31, 2020, 2019 and 2018 was as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Revenue:
Injection Molding	$217,992	$217,415	$210,523
CNC Machining	131,587	155,473	153,521
3D Printing	62,502	61,352	53,342
Sheet Metal	18,838	21,000	24,998
Other Revenue	3,476	3,488	3,212
Total revenue	$434,395	$458,728	$445,596

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

The following table presents the calculation of net income per basic and diluted share attributable to common shareholders:

	Year Ended December 31,
(in thousands, except share and per share amounts)	2020	2019	2018

Net Income	$50,867	$63,655	$76,588

Basic - weighted-average shares outstanding:	26,737,425	26,866,985	26,982,614
Effect of dilutive securities:
Employee stock options and other	158,932	182,438	296,202
Diluted - weighted-average shares outstanding:	26,896,357	27,049,423	27,278,816
Net income per share attributable to common shareholders:
Basic	$1.90	$2.37	$2.84
Diluted	$1.89	$2.35	$2.81

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Note 5 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2020 and 2019 were as follows:

(in thousands)	Dec. 31, 2018	Goodwill acquired during 2019	Dec. 31, 2019	Goodwill acquired during 2020	Dec. 31, 2020

United States	$123,883	$-	$123,883	$-	$123,883
Europe	4,239	-	4,239	-	4,239
Japan	630	-	630	-	630
Total goodwill	$128,752	$-	$128,752	$-	$128,752

Intangible assets other than goodwill for the years ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31, 2020			Year Ended December 31, 2019				Weighted Average Useful Life
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Useful Life (in years)	Remaining (in years)
Intangible Assets with finite lives:
Marketing assets	$930	$(620)	$310	$930	$(527)	$403	10.0	3.3
Non-compete agreement	270	(238)	32	270	(222)	48	2.0 - 5.0	2.3
Software technology	13,229	(3,645)	9,584	13,229	(2,275)	10,954	10.0	7.3
Customer relationships	10,070	(5,646)	4,424	10,070	(4,106)	5,964	6.0 - 9.0	2.8
Total intangible assets	$24,499	$(10,149)	$14,350	$25,829	$(8,460)	$17,369

Amortization expense for intangible assets for the years ended December 31, 2020, 2019 and 2018 was $3.0 million, $3.5 million and $3.2 million, respectively.

Estimated aggregated amortization expense based on the current carrying value of the amortizable intangible assets is as follows:

(in thousands)	Estimated Amortization Expense
2021	$3,016
2022	3,016
2023	2,813
2024	1,400
2025	1,369
Thereafter	2,736
Total estimated amortization expense	$14,350

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

The Company’s cash equivalents measured at fair value as of December 31, 2020 and 2019, respectively, consist of money market mutual funds. The Company determines the fair value of these financial assets using Level 1 inputs.

The following tables summarizes financial assets as of December 31, 2020 and 2019 measured at fair value on a recurring basis:

	December 31, 2020			December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Financial Assets:
Cash and cash equivalents
Money market mutual funds	$55,378	$-	$-	$68,962	$-	$-
Total	$55,378	$-	$-	$68,962	$-	$-

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Note 7 – Marketable Securities

The Company invests in short-term and long-term agency, municipal, corporate and other debt securities. The securities are categorized as held-to-maturity and are recorded at amortized cost. Categorization as held-to-maturity is based on the Company’s ability and intent to hold these securities to maturity. Information regarding the Company’s short-term and long-term marketable securities as of December 31, 2020 and 2019 is as follows:

	December 31, 2020
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government agency securities	$18,500	$6	$(10)	$18,496
Corporate debt securities	42,048	211	(11)	42,248
U.S. municipal securities	25,003	83	(2)	25,084
Commercial paper	2,499	-	-	2,499
Certificates of deposit/time deposits	5,395	93	-	5,488
Total marketable securities	$93,445	$393	$(23)	$93,815

	December 31, 2019
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government agency securities	$6,274	$1	$(7)	$6,268
Corporate debt securities	26,944	80	(12)	27,012
U.S. municipal securities	10,204	9	(3)	10,210
Commercial paper	3,491	-	-	3,491
Certificates of deposit/time deposits	1,484	22	-	1,506
Total marketable securities	$48,397	$112	$(22)	$48,487

Fair values for the corporate debt securities are primarily determined based on quoted market prices (Level 1). Fair values for the U.S. government agency securities, U.S. municipal securities, commercial paper and certificates of deposit are primarily determined using dealer quotes or quoted market prices for similar securities (Level 2).

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

Proto Labs, Inc.

Notes to Consolidated Financial Statements

The December 31, 2020 balance of held-to-maturity debt securities by contractual maturity is shown in the following table at amortized cost. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

December 31,
(in thousands)	2020

Due in one year or less	$34,088
Due after one year through five years	59,357
Total marketable securities	$93,445

Note 8 – Property and Equipment

Property and equipment consists of the following:

	December 31,
(in thousands)	2020	2019

Land	$14,028	$14,098
Buildings and improvements	77,285	75,843
Machinery and equipment	221,301	208,954
Computer hardware and software	79,207	24,953
Leasehold improvements	7,821	7,341
Construction in progress	33,780	54,313
Total	433,422	385,502
Accumulated depreciation and amortization	(150,756)	(121,790)
Property and equipment, net	$282,666	$263,712

 Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $29.6 million, $27.4 million and $23.5 million, respectively.

Note 9 – Inventory

Inventory consists primarily of raw materials, which are recorded at the lower of cost or market using the average-cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.

The Company’s inventory consists of the following:

	December 31,
(in thousands)	2020	2019

Total inventory	11,122	10,319
Allowance for obsolescence	(260)	(244)
Inventory, net of allowance	$10,862	$10,075

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Note 10 – Financing Obligations

The Company had no financing obligations as of December 31, 2020 and 2019.

Note 11 – Employee Benefit Plans

The Company maintains a 401(k) retirement plan that covers employees in the United States. Under the plan, a full-time or regular part-time (over 20 hours/week) employee becomes a participant after completing three months of employment. Employees may elect to contribute up to 50 percent of regular gross pay, subject to federal law limits on the dollar amount that participants may contribute to the plan, each calendar year. The Company matches part of the employee contributions and may make a discretionary contribution to the plan. Total employer contributions were approximately $3.3 million, $3.1 million and $2.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The Company also sponsors a defined contribution retirement plan that covers the employees in the United Kingdom. Total employer contributions were approximately $0.5 million for the year ended December 31, 2020 and approximately $0.3 million in each of the years ended December 31, 2019 and 2018.

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

Employees purchased 42,235 and 41,615 shares of common stock under the ESPP at an average exercise price of $85.85 and $86.70 during 2020 and 2019, respectively. As of December 31, 2020, 1,126,595 shares remained available for future issuance under the ESPP.

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

The following table summarizes stock-based compensation expense for the years ended December 31, 2020, 2019 and 2018, respectively:

	Year Ended December 31,
(in thousands)	2020	2019	2018

Stock options and other	$13,327	$9,591	$10,113
Employee stock purchase plan	1,346	1,190	815
Total stock-based compensation expense	$14,673	$10,781	$10,928

Cost of revenue	$2,451	$2,056	$1,543
Operating expenses:
Marketing and sales	3,121	2,632	1,942
Research and development	2,440	1,851	1,517
General and administrative	6,661	4,242	5,926
Total stock-based compensation expense	$14,673	$10,781	$10,928

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Stock Options

The following table provides the assumptions used in the Black-Scholes option pricing model for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018

Risk-free interest rate	0.50 - 1.47%	2.35 - 2.58%	2.52 - 3.07%
Expected life (years)	6.25	6.25	6.25
Expected volatility	42.40 - 43.83%	42.52 - 42.74%	41.68 - 42.22%
Expected dividend yield	0%	0%	0%
Weighted average grant date fair value	$45.32	$47.84	$50.08

The following table summarizes stock option activity and the weighted average exercise price for the years ended December 31, 2020, 2019 and 2018:

		Weighted-
		Average
	Stock Options	Exercise Price

Options outstanding at January 1, 2018	399,055	$51.13
Granted	36,600	110.59
Exercised	(155,765)	38.92
Cancelled	(27,274)	74.35
Options outstanding at December 31, 2018	252,616	64.71
Granted	53,708	105.81
Exercised	(16,079)	48.67
Cancelled	(13,979)	89.50
Options outstanding at December 31, 2019	276,266	72.38
Granted	60,065	105.79
Exercised	(68,958)	57.00
Cancelled	(37,842)	67.92
Options outstanding at December 31, 2020	229,531	$86.46

Exercisable at December 31, 2020	94,318	$69.36

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

The total intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018, was $5.4 million, $0.9 million and $13.0 million, respectively. The aggregate intrinsic value represents the cumulative difference between the fair market value of the underlying common stock and the option exercise prices.

For options outstanding at December 31, 2020, the weighted-average remaining contractual term was 6.8 years and the aggregate intrinsic value was $15.4 million. For options exercisable at December 31, 2020, the weighted-average remaining contractual term was 5.0 years and the aggregate intrinsic value was $7.9 million. Refer to the table below for additional information.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

The following table summarizes information about stock options outstanding at December 31, 2020:

	Options Outstanding, Vested and Expected to Vest			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)

$7.76 to $31.43	5,964	1.35	30.58	5,964	30.58
$31.44 to $66.87	78,482	4.81	57.51	56,032	57.18
$66.88 to $96.20	10,591	4.42	74.05	9,343	71.09
$96.21 to $123.10	134,494	8.45	106.81	22,979	108.41

The fair value of share-based payment transactions is recognized in the consolidated statements of comprehensive income. As of December 31, 2020, there was $4.2 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 2.6 years. The total fair value of options vested was $1.8 million, $1.5 million and $1.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

The following table summarizes restricted stock activity for the years ended December 31, 2020, 2019 and 2018:

		Weighted-
		Average
		Grant Date
	Restricted	Fair Value
	Stock Awards	Per Share

Restricted stock at January 1, 2018	334,831	$63.29
Granted	106,855	115.41
Restrictions lapsed	(86,191)	63.64
Forfeited	(31,574)	68.67
Restricted stock at December 31, 2018	323,921	79.85
Granted	115,471	106.35
Restrictions lapsed	(92,597)	77.25
Forfeited	(31,822)	87.58
Restricted stock at December 31, 2019	314,973	89.55
Granted	108,179	111.76
Restrictions lapsed	(101,941)	84.70
Forfeited	(14,012)	94.24
Restricted stock at December 31, 2020	307,199	$98.87

Proto Labs, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2020, there was $21.2 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 2.4 years.

Performance Stock

Performance Stock Units (PSUs) are expressed in terms of a target number of PSUs, with anywhere between 0 percent and 150 percent of that target number capable of being earned and vesting at the end of a three-year performance period depending on the Company’s performance in the final year of the performance period and the award recipient’s continued employment.

The following table summarizes performance stock activity for the years ended December 31, 2020, 2019 and 2018:

		Weighted-
		Average
		Grant Date
	Performance	Fair Value
	Stock Awards	Per Share

Performance stock at January 1, 2018	25,707	$58.35
Granted	20,006	105.75
Restrictions lapsed	-	-
Performance change	6,427	58.35
Forfeited	-	-
Performance stock at December 31, 2018	52,140	76.54
Granted	21,434	104.99
Restrictions lapsed	-	-
Performance change	(61,816)	88.06
Forfeited	(2,375)	105.37
Performance stock at December 31, 2019	9,383	58.35
Granted	19,956	118.66
Restrictions lapsed	(7,113)	58.35
Performance change	-	-
Forfeited	(2,270)	58.35
Performance stock at December 31, 2020	19,956	$118.66

As of December 31, 2020, there was $1.7 million of unrecognized compensation expense related to non-vested performance stock, which is expected to be recognized over a weighted-average period of 2.1 years. Unrecognized stock-based compensation costs related to non-vested performance stock in 2020 when compared to 2019 increased $1.6 million driven by an increase in the number of shares expected to vest at the end of future performance periods.

Employee Stock Purchase Plan

The following table presents the assumptions used to estimate the fair value of the ESPP during the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018

Risk-free interest rate	0.12 - 0.17%	1.59 - 2.35%	2.06 - 2.33%
Expected life (months)	6.00	6.00	6.00
Expected volatility	50.85 - 59.99%	42.63 - 53.57%	31.50 - 37.36%
Expected dividend yield	0%	0%	0%

Note 13 – Leases

The Company accounts for leases in accordance with ASC 842, Leases. The Company has operating leases for office space, manufacturing facilities and certain company vehicles and equipment and finance leases for certain company equipment. The leases have remaining lease terms of one year to eight years. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. As of December 31, 2020, the operating lease liability does not include any options to extend or terminate leases.

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease assets, current operating lease liabilities and long-term operating lease liabilities in the Consolidated Balance Sheets and are recognized based on the present value of lease payments over the lease term at commencement date. Finance leases are included in finance lease assets, current finance lease liabilities and long-term finance lease liabilities in the Consolidated Balance Sheets and are recognized based on the present value of lease payments over the lease term at commencement date. The majority of the Company’s leases do not provide an implicit rate of return, therefore, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease agreements that contain non-lease components, with the exception of certain real estate leases, are accounted for as a single lease component.

Supplemental balance sheet information related to leases was as follows:

	December 31,
(in thousands)	2020	2019
Operating lease assets	$9,855	$11,425

Current operating lease liabilities	$3,272	$3,340
Long-term operating lease liabilities	7,586	8,565
Total operating lease liabilities	$10,858	$11,905

Finance lease assets	$2,396	$-

Current finance lease liabilities	$552	$-
Long-term finance lease liabilities	1,919	-
Total finance lease liabilities	$2,471	$-

Lease expense is recognized on a straight-line basis over the lease term, with variable payments recognized in the period those payments are incurred. The components of lease expense for the periods reported were as follows:

	Twelve Months Ended December 31,
(in thousands)	2020	2019
Operating lease cost	$4,191	$3,960
Finance lease cost:
Amortization of right-of-use assets	$143	$-
Interest on lease obligations	$2	$-
Variable lease cost	989	1,039
Total lease cost	$5,325	$4,999

Maturities of operating and finance lease liabilities as of December 31, 2020 were as follows:

(in thousands)	Operating Leases	Finance Leases
Year Ending December 31,
2021	$3,915	$561
2022	3,246	561
2023	1,460	1,371
2024	540	-
2025	494	-
After 2025	1,751	-
Total future minimum lease payments	11,406	2,493
Less interest	(548)	(22)
Present value of lease liabilities	$10,858	$2,471

As of December 31, 2020, we have no operating or finance leases that have not yet commenced.

Weighted average remaining lease term and discount rate was as follows:

	December 31,
	2020	2019
Weighted Average Remaining Lease Term - operating leases (years)	4.4	4.8
Weighted Average Remaining Lease Term - finance leases (years)	2.5	-
Weighted Average Discount Rate - operating leases	2.6%	2.6%
Weighted Average Discount Rate - finance leases	0.5%	-

Supplemental cash flow information related to leases was as follows:

	Twelve Months Ended December 31,
(in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,426	$5,020
Operating cash flows from finance leases	$2	$-
Financing cash flows from finance leases	$154	$-

Lease assets obtained in exchange for new operating lease liabilities	1,506	1,921
Lease assets obtained in exchange for new financing lease liabilities	2,523	-

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Note 14 – Accumulated Other Comprehensive Loss

Other comprehensive loss is comprised entirely of foreign currency translation adjustments. The following table presents the changes in accumulated other comprehensive loss balances for the years ending December 31, 2020, 2019 and 2018, respectively:

	Year Ended December 31,
(in thousands)	2020	2019	2018

Foreign currency translation adjustments
Balance at beginning of period	$(7,018)	$(8,492)	$(5,234)
Other comprehensive (loss) income before reclassifications	3,598	1,474	(3,258)
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-
Net current-period other comprehensive (loss) income	3,598	1,474	(3,258)
Balance at end of period	$(3,420)	$(7,018)	$(8,492)

Note 15 – Income Taxes

The Company is subject to income tax in multiple jurisdictions and the use of estimates is required to determine the provision for income taxes. For the years ended December 31, 2020, 2019 and 2018, the Company recorded an income tax provision of $12.1 million, $17.5 million and $15.1 million, respectively. The effective income tax rate for the years ended December 31, 2020, 2019 and 2018 was 19.2 percent, 21.6 percent and 16.4 percent, respectively.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

The effective tax rate decreased by 2.4% for the year ended December 31, 2020 when compared to 2019 primarily due to an increase in tax benefits from the vesting of restricted stock and exercise of stock options and an increase in the research and development tax credit.

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

The Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law on March 27, 2020. The CARES Act was meant to infuse companies with various income and payroll tax cash benefits to ease the impact of the pandemic. A technical correction to the Tax Cuts and Jobs Act of 2017 was included in the CARES Act allowing qualified improvement property to claim bonus depreciation for respective assets placed in service in 2018 and 2019. The impact of the CARES Act to the Company was a $2.9 million reduction to income taxes payable and a corresponding increase to deferred tax liability. In addition, the Company has elected to defer deposits of the employer portion of the Social Security tax for the quarter ended March 31, 2020 through the quarter ended December 31, 2020. The Social Security taxes are being accrued for and will be paid in 2021.

The provision for income taxes is based on income before income taxes reported for financial statement purposes. The components of income before income taxes are as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018

Domestic	$58,551	$74,841	$81,893
Foreign	4,394	6,352	9,762
Total	$62,945	$81,193	$91,655

Significant components of the provision for income taxes for the following periods are as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018

Current:
Federal	$2,128	$6,991	$(782)
State	1,136	2,882	2,078
Foreign	1,241	1,544	1,810
Deferred
Federal	6,904	5,121	11,325
State	(431)	269	538
Foreign	210	(809)	(430)
Valuation Allowance	890	1,540	528
Total	$12,078	$17,538	$15,067

A reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2020	2019	2018

Federal tax statutory rate	21.0%	21.0%	21.0%
State tax (net of federal benefit)	2.1	2.1	2.0
Share based compensation	(1.3)	(0.5)	(2.8)
Valuation allowance against deferred tax assets	2.0	1.4	0.7
Research and development credit	(3.7)	(2.8)	(2.5)
Foreign rate differential	(0.8)	(0.3)	(0.1)
Tax reserves	1.4	1.1	(0.1)
Provision to return difference	(1.4)	-	-
Miscellaneous	(0.1)	(0.4)	(0.5)
Transition tax	-	-	(0.8)
Revaluation of deferred tax liability	-	-	(0.5)
Total	19.2%	21.6%	16.4%

Significant components of deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2020	2019

Deferred tax assets:
Accrued expenses	$2,155	$1,362
Leases	3,598	3,337
Stock-based compensation	3,356	3,325
Intangible assets	1,693	1,171
Inventories	172	169
Other assets	1,790	1,765
Net operating loss	6,647	6,513
Less valuation allowance	(9,138)	(8,248)
Total deferred tax assets	10,273	9,394
Deferred tax liabilities:
Depreciation	(32,671)	(26,750)
Goodwill	(7,858)	(5,590)
Leases	(3,598)	(3,337)
Total deferred tax liabilities	(44,127)	(35,677)
Net deferred tax liability	$(33,854)	$(26,283)

The Company has recorded no U.S. deferred taxes related to the undistributed earnings of its non-U.S. subsidiaries as of December 31, 2020. Such amounts are intended to be reinvested outside of the United States indefinitely. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings. As of December 31, 2020, the Company had accumulated undistributed earnings in non-U.S. subsidiaries of $15.8 million.

As of December 31, 2020, the Company had estimated net operating loss carry forwards of $6.6 million for tax purposes. The net operating losses relate to operations in Japan and Germany. Japan losses can be carried forward for up to ten years. The remaining Japan net operating losses begin to expire at various dates between 2021 and 2026. The Company’s Japan operations are taxed both by local authorities and in the U.S. Germany net operating losses may be carried forward without any time limitations but are limited to €1 million, plus 60 percent of taxable income exceeding €1 million.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

The Company establishes valuation allowances for deferred tax assets when, after consideration of all positive and negative evidence, it is considered more-likely-than-not that a portion of the deferred tax assets will not be realized. The Company's valuation allowances of $9.1 million and $8.2 million at December 31, 2020 and 2019, respectively, reduce the carrying value of deferred tax assets associated with certain net operating loss carry forwards and other assets with insufficient positive evidence for recognition. The increase in the valuation allowance is primarily attributable to fluctuations in foreign currency and the net operating losses incurred in Germany in 2020.

The Company files a U.S. federal income tax return and income tax returns in various states and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state, or foreign income tax examinations by tax authorities for years before 2017.

The Company has liabilities related to unrecognized tax benefits totaling $4.8 million and $4.6 million at December 31, 2020 and 2019, respectively, that if recognized would result in a reduction of the Company’s effective tax rate. The liabilities are classified as other long-term liabilities in the accompanying consolidated balance sheets. The Company recognizes interest and penalties related to income tax matters in income tax expense and reports the liability in current or long-term income taxes payable as appropriate. Interest and penalties were immaterial for each of the years ended December 31, 2020, 2019 and 2018.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2020	2019

Balance at beginning of period	$4,598	$4,096
Additions for tax positions of current year	324	592
Additions for tax positions of prior years	475	-
Decrease related to expiration of statutes of limitations	(567)	(90)
Balance at period end	$4,830	$4,598

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

Beginning in 2020, the Company's CODM made a decision to view certain research and development costs by geographic region. As a result, costs previously included in the Corporate Unallocated and Japan category have been included in the respective geographic regions. All periods presented have been restated to reflect this change.

Revenue and income from operations by reportable segment are as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Revenue:
United States	$345,708	$360,205	$350,535
Europe	74,796	82,805	80,889
Japan	13,891	15,718	14,172
Total revenue	$434,395	$458,728	$445,596

	Year Ended December 31,
(in thousands)	2020	2019	2018
Income from Operations:
United States	$98,762	$108,594	$115,710
Europe	11,707	15,077	16,747
Corporate Unallocated and Japan	(50,633)	(43,815)	(43,557)
Total income from operations	$59,836	$79,856	$88,898

Total long-lived assets, expenditures for additions to long-lived assets and depreciation and amortization expense are as follows:

	December 31,	December 31,	December 31,
(in thousands)	2020	2019	2018
Long-lived assets:
United States	$215,721	$210,171	$185,979
Europe	59,388	45,019	34,577
Japan	7,557	8,522	7,445
Total long-lived assets	$282,666	$263,712	$228,001

	Year Ended December 31,
(in thousands)	2020	2019	2018
Expenditures for additions to long-lived assets:
United States	$29,984	$45,123	$78,762
Europe	16,574	14,743	7,576
Japan	452	2,364	766
Total expenditures for additions to long-lived assets	$47,010	$62,230	$87,104

Proto Labs, Inc.

Notes to Consolidated Financial Statements

	Year Ended December 31,
(in thousands)	2020	2019	2018
Depreciation and Amortization:
United States	$25,744	$24,767	$21,117
Europe	5,024	4,746	4,679
Japan	1,826	1,351	958
Total depreciation and amortization	$32,594	$30,864	$26,754

Note 18 – Subsequent Events

On January 22, 2021, the Company acquired 3D Hubs, Inc. (“3D Hubs”), for $294.4 million, consisting of $127.7 million in cash and 863,995 shares of the Company's common stock valued at $166.7 million on the date of close.  Up to an additional $52.8 million of contingent consideration is payable subject to the satisfaction of performance-based targets during fiscal year 2021 and fiscal year 2022 after closing, consisting of up to $25.0 million in cash and up to 143,983 shares of the Company's common stock valued at $27.8 million on the date of close. 3D Hubs is a leading online manufacturing platform that provides customers with on-demand access to a global network of approximately 240 premium manufacturing partners. The completion of this transaction creates the world’s most comprehensive digital manufacturing offer for custom parts. The acquisition will be accounted for under the acquisition method of accounting in accordance with ASC 805.

On February 3, 2021, the Company announced the launch of its new digital quoting and design analysis platform to its U.S.-based customers, following a launch in the fourth quarter of 2020 to its European-based users. With the launch, three of the Company's services—injection molding, CNC machining, and 3D printing—are now united in a single platform for a much easier quoting and ordering experience. The advanced e-commerce system is built to accelerate online quoting, design analysis and ordering.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 framework). Based on the assessment, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting is effective. The Company’s registered public accounting firm’s attestation report on the Company’s internal control over financial reporting is provided in Part II, Item 8 of this Annual Report on Form 10-K.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item with respect to Item 401 relating to executive officers is contained in Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant” and with respect to other information relating to our directors will be set forth in our 2021 Proxy Statement under the caption “Proposal 1 — Election of Directors,” which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

The information required by this item under Item 405 of Regulation S-K is incorporated herein by reference to the section titled “Corporate Governance — Section 16(a) Beneficial Ownership Reporting Compliance” of our 2021 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The information required by this item under Items 407 (c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference to the section titled “Corporate Governance” of our 2015 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Item 11. Executive Compensation

Information related to this item is incorporated herein by reference to the sections titled “Compensation Discussion and Analysis,” “Corporate Governance — Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” of our 2021 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information related to security ownership required by this item is incorporated herein by reference to the section titled “Security Ownership of Certain Beneficial Owners and Management” of our 2021 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. Information related to our equity compensation plans required by this item is incorporated herein by reference to the section titled “Compensation Discussion and Analysis – Elements of Executive Compensation” of our 2021 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Outstanding Equity Awards

The following table summarizes, as of December 31, 2020, information about shares of our common stock that may be issued under equity compensation plans approved by shareholders and plans not approved by shareholders:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares in first column)

Equity compensation plans approved by shareholders(1)	556,686	$86.46	5,987,986
Equity compensation plans not approved by shareholders	None	N/A	None

(1)	Includes the 2000 Stock Option Plan, the 2012 Long-Term Incentive Plan and our Employee Stock Purchase Plan.
(2)	Includes 1,126,595 shares remaining available for issuance as of December 31, 2020 under our Employee Stock Purchase Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference to the sections titled “Corporate Governance — Certain Relationships and Related Party Transactions,” and “Corporate Governance — Director Independence” of our 2021 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference to the section titled “Fees Paid to Independent Registered Public Accounting Firm” of our 2021 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

3. Exhibits

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

Exhibit Number	Description of Exhibit
2.1(29)	Agreement and Plan of Merger, dated January 18,2021, by and among 3D Hubs, Inc., Proto Labs, Inc., Lithium Merger Sub I, Inc., Lithium Merger Sub II, Inc. and Shareholder Representative Services, LLC
3.1(1)	Third Amended and Restated Articles of Incorporation of Proto Labs, Inc.
3.2(27)	Articles of Amendment to Third Amended and Restated Articles of Incorporation of Proto Labs, Inc. dated May 20, 2015
3.3(2)	Second Amended and Restated By-Laws of Proto Labs, Inc, as amended through November 8, 2016.
4.1(3)	Form of certificate representing common shares of Proto Labs, Inc.
4.2(31)	Description of Securities of Registrant
10.1(4)#	2012 Long-Term Incentive Plan, as amended as of August 5, 2015
10.2(5)#	Form of Incentive Stock Option Agreement under 2012 Long-Term Incentive Plan
10.3(6)#	Form of Non-Statutory Stock Option Agreement (Directors) under 2012 Long-Term Incentive Plan
10.4(7)#	Form of Non-Statutory Stock Option Agreement (U.S. Employees) under 2012 Long-Term Incentive Plan
10.5(8)#	Form of Non-Statutory Stock Option Agreement (U.K. Employees) under 2012 Long-Term Incentive Plan
10.6(9)#	Employee Stock Purchase Plan
10.7(10)	Stock Subscription Warrant issued to John B. Tumelty
10.8(11)#	2000 Stock Option Plan, as amended
10.9(12)#	Form of Incentive Stock Option Agreement under 2000 Stock Option Plan
10.10(13)#	Form of Non-Statutory Stock Option Agreement (Directors) under 2000 Stock Option Plan
10.11(14)#	Form of Non-Statutory Stock Option Agreement (U.S. Employees) under 2000 Stock Option Plan
10.12(15)#	Form of Non-Statutory Stock Option Agreement (U.S. Employees) under 2000 Stock Option Plan
10.13(16)#	Form of Non-Statutory Stock Option Agreement (U.K. Employees) under 2000 Stock Option Plan
10.14(17)#	Amended and Restated Credit Agreement, dated as of September 30, 2011, between Proto Labs, Inc. and Wells Fargo Bank, N.A.
10.15(18)#	Credit Agreement, dated November 27, 2017, by and among Proto Labs and Wells Fargo Bank, National Association
10.16(19)#	Form of U.S. Severance Agreement
10.17(20)#	Form of UK Severance Agreement
10.18(21)#	Amended and Restated Executive Employment Agreement, dated August 1, 2019, by and between Proto Labs, Inc. and Victoria M. Holt
10.19(22)#	Form of Restricted Stock Agreement under 2012 Long-Term Incentive Plan for the initial grant to Victoria M. Holt
10.20(23)#	Form of Restricted Stock Unit Agreement under 2012 Long-Term Incentive Plan (U.S. Employees)
10.21(24)#	Form of Restricted Stock Unit Agreement under 2012 Long-Term Incentive Plan (U.K. Employees)
10.22(25)#	Form of Restricted Stock Unit Agreement under 2012 Long-Term Incentive Plan (Directors)
10.23(26)#	Amended and Restated Severance Agreement, dated August 1, 2019, by and between Proto Labs, Inc. and John A. Way
10.24(28)#	Form of Performance Stock Unit Agreement under 2012 Long-Term Incentive Plan
10.25(30)#	Form of Deferred Stock Unit Agreement under 2012 Long-Term Incentive Plan
10.26(32)#	Transition and Separation Agreement, dated May 8, 2019 by and between Proto Labs, Inc. and David M. Fein
10.27(33)#	Form of Executive Severance Agreement
21.1	Subsidiaries of Proto Labs, Inc.
23.1	Consent of Ernst & Young LLP
24.1	Powers of Attorney
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS**	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the Commission on November 8, 2016.
(3)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed with the Commission on November 3, 2015.
(5)	Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(6)	Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(7)	Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(8)	Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(9)	Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(10)	Incorporated by reference to Exhibit 99.7 to the Company’s Registration Statement on Form S-8 (File No. 333-179651), filed with the Commission on February 23, 2012.
(11)	Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(12)	Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(13)	Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(14)	Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(15)	Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(16)	Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(17)	Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on October 26, 2011.
(18)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the Commission on December 1, 2017.
(19)	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K, filed with the Commission on March 1, 2013.
(20)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed with the Commission on May 8, 2013.
(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the Commission on August 2, 2019.
(22)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed with the Commission on February 6, 2014.
(23)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the Commission on February 12, 2014.
(24)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed with the Commission on February 12, 2014.
(25)	Incorporated by reference to Exhibit 99.6 to the Company's Registration Statement on Form S-8 (file No. 333-194272), filed with the Commission on March 3, 2014.
(26)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed with the Commission on August 2, 2019.
(27)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the Commission on May 21, 2015.
(28)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the Commission on February 17, 2017.
(29)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed with the Commission on January 18, 2021.
(30)	Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, filed with the Commission on August 1, 2018.
(31)	Incorporated by reference to Exhibit 4.2 to the Company's Form 10-K, filed with the Commission on February 26, 2020.
(32)	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, filed with the Commission on May 14, 2019.
(33)	Incorporated by reference to Exhibit 99.2 to the Company's Form 8-K, filed with the Commission on August 2, 2019.

#	Indicates management contract or compensatory plan or arrangement.

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

Proto Labs, Inc.

Date: February 19, 2021	/s/ Victoria M. Holt
Victoria M. Holt
President and Chief Executive Officer (Principal Executive Officer)

Date: February 19, 2021	/s/ John A. Way
John A. Way
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: February 19, 2021	/s/ Victoria M. Holt
Victoria M. Holt
President and Chief Executive Officer and Director (Principal Executive Officer)

Date: February 19, 2021	/s/ John A. Way
John A Way

Chief Financial Officer

(Principal Financial and Accounting Officer)

Chairman of the Board of Directors:

Archie C. Black*

Directors:

Sujeet Chand*

Moonhie Chin*

Rainer Gawlick*

John B. Goodman*

Donald G. Krantz*

Sven A. Wehrwein*

*Victoria M. Holt, by signing her name hereto, does hereby sign this document on behalf of each of the above named officers and directors of the registrant pursuant to powers of attorney duly executed by such persons and filed as an exhibit hereto.

Date: February 19, 2021	/s/ Victoria M. Holt
Victoria M. Holt
President and Chief Executive Officer (Principal Executive Officer)