Form 10-Q
period 2021-03-31
Proto Labs Inc
filed 2021-05-10
CIK 1443669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,689,746 shares of Common Stock, par value $0.001 per share, were outstanding at May 5, 2021.

Proto Labs, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Proto Labs, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$43,774	$127,603
Short-term marketable securities	19,592	34,088
Accounts receivable, net of allowance for doubtful accounts of $2,011 and $1,781 as of March 31, 2021 and December 31, 2020, respectively	74,666	57,877
Inventory	9,918	10,862
Income taxes receivable	1,763	540
Prepaid expenses and other current assets	8,803	11,032
Total current assets	158,516	242,002
Property and equipment, net	279,901	282,666
Goodwill	399,426	128,752
Other intangible assets, net	46,883	14,350
Long-term marketable securities	29,760	59,357
Operating lease assets	12,819	9,855
Finance lease assets	2,271	2,396
Other long-term assets	4,872	4,826
Total assets	$934,448	$744,204

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$21,846	$18,248
Accrued compensation	11,745	11,989
Accrued liabilities and other	16,705	16,193
Current contingent consideration	5,221	-
Current operating lease liabilities	2,732	3,272
Current finance lease liabilities	553	552
Income taxes payable	1,047	-
Total current liabilities	59,849	50,254
Long-term contingent consideration	4,789	-
Long-term operating lease liabilities	11,534	7,586
Long-term finance lease liabilities	1,779	1,919
Long-term deferred tax liabilities	36,899	33,854
Other long-term liabilities	6,167	6,235
Total liabilities	121,017	99,848

Shareholders' equity
Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding 0 shares as of each of March 31, 2021 and December 31, 2020	-	-
Common stock, $0.001 par value, authorized 150,000,000 shares; issued and outstanding 27,689,746 and 26,776,796 shares as of March 31, 2021 and December 31, 2020, respectively	28	27
Additional paid-in capital	456,886	284,848
Retained earnings	366,613	362,901
Accumulated other comprehensive loss	(10,096)	(3,420)
Total shareholders' equity	813,431	644,356
Total liabilities and shareholders' equity	$934,448	$744,204

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Comprehensive Income
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020

Statements of Operations:
Revenue	$116,126	$115,108
Cost of revenue	60,796	57,008
Gross profit	55,330	58,100
Operating expenses
Marketing and sales	19,480	18,180
Research and development	12,181	8,987
General and administrative	19,408	14,108
Total operating expenses	51,069	41,275
Income from operations	4,261	16,825
Other (loss) income, net	(313)	1,054
Income before income taxes	3,948	17,879
Provision for income taxes	236	3,895
Net income	$3,712	$13,984

Net income per share:
Basic	$0.14	$0.52
Diluted	$0.13	$0.52

Shares used to compute net income per share:
Basic	27,464,136	26,776,806
Diluted	27,698,195	26,929,640

Comprehensive (Loss) Income (net of tax)
Comprehensive (loss) income	$(2,964)	$11,004

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Shareholders' Equity
(In thousands, except share amounts)

	Common Stock		Additional		Accumulated Other
			Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

Balance at January 1, 2021	26,776,796	27	284,848	362,901	(3,420)	644,356
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	48,955	-	(290)	-	-	(290)
Common shares issued for 3D Hubs acquisition	863,995	1	166,708	-	-	166,709
Stock-based compensation expense	-	-	5,620	-	-	5,620
Repurchases of common stock	-	-	-	-	-	-
Net income	-	-	-	3,712	-	3,712
Other comprehensive loss
Foreign currency translation adjustment	-	-	-	-	(6,842)	(6,842)
Net unrealized gains (losses) on investments in securities	-	-	-	-	166	166
Comprehensive loss						(2,964)
Balance at March 31, 2021	27,689,746	$28	$456,886	$366,613	$(10,096)	$813,431

	Common Stock		Additional		Accumulated Other
			Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

Balance at January 1, 2020	26,786,459	27	268,059	324,722	(7,018)	585,790
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	23,525	-	(902)	-	-	(902)
Stock-based compensation expense	-	-	3,033	-	-	3,033
Repurchases of common stock	(161,460)	-	(1,616)	(9,569)	-	(11,185)
Net income	-	-	-	13,984	-	13,984
Other comprehensive income
Foreign currency translation adjustment	-	-	-	-	(2,980)	(2,980)
Comprehensive income						11,004
Balance at March 31, 2020	26,648,524	$27	$268,574	$329,137	$(9,998)	$587,740

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020

Operating activities
Net income	$3,712	$13,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,059	7,958
Stock-based compensation expense	5,620	3,033
Deferred taxes	(69)	3,392
Amortization of marketable securities	137	55
Realized gain on available-sale-securities	(166)	-
Other	155	(644)
Changes in operating assets and liabilities:
Accounts receivable	(14,558)	(5,084)
Inventories	917	(537)
Prepaid expenses and other	2,696	(1,240)
Income taxes	(183)	(841)
Accounts payable	669	1,739
Accrued liabilities and other	(2,564)	595
Net cash provided by operating activities	6,425	22,410

Investing activities
Purchases of property, equipment and other capital assets	(6,546)	(13,421)
Cash used for acquisitions, net of cash acquired	(127,709)	-
Purchases of other assets and investments	-	(3,000)
Purchases of marketable securities	(8,227)	(37,629)
Proceeds from sales of marketable securities	45,194	-
Proceeds from maturities of marketable securities	7,155	10,700
Net cash used in investing activities	(90,133)	(43,350)

Financing activities
Proceeds from exercises of stock options	1,704	135
Purchases of shares withheld for tax obligations	(1,994)	(1,048)
Repurchases of common stock	-	(11,185)
Principal repayments of finance lease obligations	(137)	-
Net cash used in financing activities	(427)	(12,098)
Effect of exchange rate changes on cash and cash equivalents	306	(282)
Net decrease in cash and cash equivalents	(83,829)	(33,320)
Cash and cash equivalents, beginning of period	127,603	125,225
Cash and cash equivalents, end of period	$43,774	$91,905

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

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. For further information, refer to the audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended  December 31, 2020 as filed with the Securities and Exchange Commission (SEC) on February 19, 2021.

The accompanying Consolidated Balance Sheet as of December 31, 2020 was derived from the audited Consolidated Financial Statements but does not include all disclosures required by U.S. GAAP for a full set of financial statements. This Form 10-Q should be read in conjunction with the Company’s Consolidated Financial Statements and Notes included in the Annual Report on Form 10-K filed on February 19, 2021 as referenced above.

Note 2 – Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12). ASU 2019-12 attempts to simplify aspects of accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year. The Company adopted ASU 2019-12 on January 1, 2021 and there was no material impact on the Company’s consolidated financial statements.

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

The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended
	March 31,
(in thousands, except share and per share amounts)	2021	2020
Net income	$3,712	$13,984

Basic - weighted-average shares outstanding:	27,464,136	26,776,806
Effect of dilutive securities:
Employee stock options and other	234,059	152,834
Diluted - weighted-average shares outstanding:	27,698,195	26,929,640
Net income per share:
Basic	$0.14	$0.52
Diluted	$0.13	$0.52

Note 4 – Business Combinations

On January 22, 2021, the Company acquired all outstanding shares of 3D Hubs, Inc. (“3D Hubs”), for $294.4 million, consisting of $127.7 million in cash and 863,995 shares of the Company's common stock valued at $166.7 million on the date of close. Up to an additional $52.8 million of contingent consideration is payable after closing, subject to the satisfaction of performance-based targets during fiscal year 2021 and fiscal year 2022, consisting of up to $25.0 million in cash and up to 143,983 shares of the Company's common stock valued at $27.8 million on the date of close.

3D Hubs is based in Amsterdam, Netherlands and is a leading online manufacturing platform that provides customers with on-demand access to a global network of approximately 240 premium manufacturing partners. The acquisition enhances the Company’s customer value proposition by enabling the Company to more holistically serve customers

The fair value of the consideration paid for this acquisition has been allocated on a preliminary basis to the assets purchased and liabilities assumed based on their estimated fair values as of the acquisition date, with any excess recorded as goodwill.  The goodwill associated with the acquisition represents the strategic and growth opportunities by significantly expanding the customer offering with a network of premium manufacturing partners. The goodwill related to the acquisition is not deductible for tax purposes.

On a preliminary basis, the Company recorded a contingent consideration liability of $10.3 million as of the acquisition date representing the amounts payable to former shareholders, as outlined under the terms of the merger agreement, payable subject to the satisfaction of performance-based targets during fiscal year 2021 and fiscal year 2022, consisting of up to $25.0 million in cash and up to 143,983 shares of the Company's common stock valued at $27.8 million on the date of close. The fair value of the contingent consideration (Level 3) is determined using a Monte Carlo pricing model. Once final, subsequent changes in the fair value of the contingent consideration liabilities will be recorded in the Consolidated Statements of Comprehensive Income. Fluctuations due to foreign currency translation will be recorded in the Consolidated Statements of Shareholders’ Equity.

The results of 3D Hubs since the date of acquisition have been included with Protolabs' results. Pro forma disclosures of the consolidated results of the Company with the full year effects of 3D Hubs, as if the acquisition had occurred on January 1, 2020, have not been separately presented since the impact to the Company's results of operations was not material.

The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. As of March 31, the allocation of purchase price to assets and liabilities is preliminary. The purchase price allocation will be finalized in 2021. The preliminary allocation is as follows:

(in thousands)	3D Hubs Acquisition
Assets acquired:
Current assets	$2,497
Intangible assets	34,670
Goodwill	275,438
Other long-term assets	1,139
Total assets acquired	313,744

Liabilities assumed:
Current contingent consideration	5,372
Current liabilities	5,666
Long-term contingent consideration	4,928
Other long-term liabilities	3,360
Total liabilities assumed	19,326
Net assets acquired	294,418

Cash paid	134,143
Cash acquired	(6,434)
Net cash consideration	127,709
Equity portion of purchase price	166,709
Total purchase consideration	$294,418

Note 5 – Goodwill and Other Intangible Assets

Goodwill at March 31, 2021 and December 31, 2020 was as follows:

(in thousands)	Three Months Ended March 31, 2021
Balance as of the beginning of the period	$128,752
Goodwill acquired during the period	275,438
Foreign currency translation adjustments	(4,764)
Balance as of the end of the period	$399,426

Goodwill increased $275.4 million during the three months ended March 31, 2021 as a result of our acquisition of 3D Hubs. Goodwill has been allocated to the acquired 3D Hubs entities consisting of goodwill of €104.0 million in Europe and $148.8 million in the United States as of the date of the acquisition. The Euro denominated goodwill is translated at the end of each period using the current exchange rates resulting in a foreign currency translation adjustment that is recorded as a component of Other Comprehensive Income. The goodwill related to the acquisition is not deductible for tax purposes.

Intangible assets other than goodwill at  March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021			December 31, 2020			Useful	Weighted Average
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Life (in years)	Useful Life Remaining (in years)
Intangible assets with finite lives:
Marketing assets	$930	$(643)	$287	$930	$(620)	$310	10.0	3.0
Non-compete agreement	850	(264)	586	270	(238)	32	2.0 - 5.0	3.5
Software technology	13,229	(3,987)	9,242	13,229	(3,645)	9,584	10.0	7.3
Software platform	30,916	(598)	30,318	-	-	-	10.0	9.8
Tradenames	364	(23)	341	-	-	-	3.0	2.8
Customer relationships	12,281	(6,172)	6,109	10,070	(5,646)	4,424	3.0 - 9.0	2.6
Total intangible assets	$58,570	$(11,687)	$46,883	$24,499	$(10,149)	$14,350

Intangible assets increased $34.7 million during the three months ended March 31, 2021 as a result of our acquisition of 3D Hubs. Intangible assets have been allocated to the acquired 3D Hubs entities consisting of intangible assets of €13.1 million in Europe and $18.7 million in the United States as of the date of the acquisition. The Euro denominated intangible assets are translated at the end of each period using the current exchange rates resulting in a foreign currency translation adjustment that is recorded as a component of Other Comprehensive Income. Foreign currency losses related to intangible assets were $0.6 million as of March 31, 2021. There was no foreign currency translation impact as of December 31, 2020. Amortization expense for intangible assets was $1.5 million and $0.8 million for the three months ended  March 31, 2021 and 2020, respectively.

Estimated aggregated amortization expense based on the current carrying value of the amortizable intangible assets and current exchange rates is as follows:

(in thousands)	Estimated Amortization Expense
Remaining 2021	$5,311
2022	7,082
2023	6,879
2024	4,665
2025	4,577
Thereafter	18,369
Total estimated amortization expense	$46,883

Note 6 – Fair Value Measurements

Accounting Standards Codification, Fair Value Measurement (ASC 820), defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that requires classification based on observable and unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

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

The Company's assets and liabilities that are required to be measured or disclosed at fair value on a recurring basis include cash and cash equivalents, marketable securities and contingent consideration. The Company’s cash consists of bank deposits. The Company’s cash equivalents measured at fair value consist of money market mutual funds. The Company determines the fair value of these investments using Level 1 inputs. The Company's marketable securities consist of short-term and long-term agency, municipal, corporate and other debt securities. Fair value for the corporate debt securities is primarily determined based on quoted market prices (Level 1). Fair values for the U.S. municipal securities, U.S. government agency securities, certificates of deposit and U.S. treasury securities are primarily determined using dealer quotes or quoted market prices for similar securities (Level 2). The Company's contingent consideration is owed to the former shareholders of 3D Hubs and is determined using the Monte Carlo pricing model (Level 3).

The following table summarizes financial assets as of  March 31, 2021 and December 31, 2020 measured at fair value on a recurring basis:

	March 31, 2021			December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents
Money market mutual fund	$103	$-	$-	$55,378	$-	$-
Marketable securities	22,807	26,545		-	-	-
Total	$22,910	$26,545	$-	$55,378	$-	$-
Financial Liabilities:
Contingent consideration	$-	$-	$10,010	$-	$-	$-
Total	$-	$-	$10,010	$-	$-	$-

In the first quarter of 2021, the Company sold held-to-maturity securities in order to partially fund the acquisition of 3D Hubs. As a result of the sale, all remaining marketable securities were reclassified to available-for-sale securities and reported at fair value.

The Company recorded a contingent consideration liability at the acquisition date of 3D Hubs representing the amounts payable to former shareholders, as outlined under the terms of the merger agreement, payable subject to the satisfaction of performance-based targets during fiscal year 2021 and fiscal year 2022, consisting of up to $25.0 million in cash and up to 143,983 shares of the Company's common stock valued at $27.8 million on the date of close. The fair value of the contingent consideration (Level 3) is determined using a Monte Carlo pricing model. Subsequent changes in the fair value of the contingent consideration liabilities will be recorded in the Consolidated Statements of Comprehensive Income. Fluctuations due to foreign currency translation will be recorded in the Consolidated Statements of Shareholders’ Equity.

Note 7 – Marketable Securities

The Company invests in short-term and long-term agency, municipal, corporate and other debt securities. As of March 31, 2021 the securities are categorized as available-for-sale and are recorded at fair value. As of December 31, 2020, the securities were categorized as held-to-maturity and were recorded at amortized cost, net of an allowance for credit losses. The change in categorization was a result of the sale of securities in the first quarter of 2021 in order to partially fund the acquisition of 3D Hubs and did not have a material impact on our financial statements. The following table summarizes information regarding the Company’s short-term and long-term marketable securities as of  March 31, 2021 and December 31, 2020:

	March 31, 2021
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. municipal securities	$19,281	$51	$(5)	$19,327
Corporate debt securities	20,010	78	(30)	20,058
U.S. government agency securities	3,500	1	(2)	3,499
Certificates of deposit/time deposits	5,395	73	-	5,468
Commercial paper	1,000	-	-	1,000
Total marketable securities	$49,186	$203	$(37)	$49,352

	December 31, 2020
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. municipal securities	$25,003	$83	$(2)	$25,084
Corporate debt securities	42,048	211	(11)	42,248
U.S. government agency securities	18,500	6	(10)	18,496
Certificates of deposit/time deposits	5,395	93	-	5,488
Commercial paper	2,499	-	-	2,499
Total marketable securities	$93,445	$393	$(23)	$93,815

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

The  March 31, 2021 balance of available-for-sale debt securities by contractual maturity is shown in the following table at fair value. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

March 31,
(in thousands)	2021
Due in one year or less	$19,592
Due after one year through five years	29,760
Total marketable securities	$49,352

Note 8 – Inventory

Inventory consists primarily of raw materials, which are recorded at the lower of cost or market using the standard cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.

The Company’s inventory consisted of the following as of the dates indicated:

	March 31,	December 31,
(in thousands)	2021	2020
Total inventory	$10,267	$11,122
Allowance for obsolescence	(349)	(260)
Inventory, net of allowance	$9,918	$10,862

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

Stock-Based Compensation Expense

Stock-based compensation expense was $5.6 million and $3.0 million for the three months ended  March 31, 2021 and 2020, respectively.

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2021:

		Weighted-
		Average
	Stock Options	Exercise Price
Options outstanding at December 31, 2020	229,531	$86.46
Granted	25,642	169.32
Exercised	(28,991)	58.78
Forfeited	(8,097)	101.21
Options outstanding at March 31, 2021	218,085	$99.34

Exercisable at March 31, 2021	100,932	$77.31

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

The weighted-average grant date fair value of options that were granted during the three months ended March 31, 2021 was $75.19.

The following table provides the assumptions used in the Black-Scholes pricing model valuation of options during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Risk-free interest rate	0.80% - 0.96%	1.47%
Expected life (years)	6.25	6.25
Expected volatility	45.28% - 45.35%	42.40%
Expected dividend yield	0%	0%

As of March 31, 2021, there was $5.3 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.9 years.

Restricted Stock

Restricted stock awards are share-settled awards and restrictions lapse ratably over the vesting period, which is generally a period from three to five years, beginning on the first anniversary of the grant date, subject to the employee's continuing service to the Company. For directors, restrictions generally lapse in full on the first anniversary of the grant date.

The following table summarizes restricted stock activity during the three months ended March 31, 2021:

		Weighted-
		Average
		Grant Date
	Restricted	Fair Value
	Stock	Per Share
Restricted stock at December 31, 2020	307,199	$98.87
Granted	74,411	187.04
Restrictions lapsed	(30,038)	84.32
Forfeited	(8,662)	100.95
Restricted stock at March 31, 2021	342,910	$119.21

As of March 31, 2021, there was $31.1 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 2.7 years.

Performance Stock

Performance stock units (PSUs) are expressed in terms of a target number of PSUs, with anywhere between 0 percent and 150 percent of that target number capable of being earned and vesting at the end of a three-year performance period depending on the Company’s performance in the final year of the performance period and the award recipient’s continued employment. The Company’s PSUs granted from 2017 to 2019 and certain PSUs granted in 2021 are based on performance conditions and the related compensation cost is based on the probability that the performance conditions will be achieved. The Company’s PSUs granted in 2020 and certain PSUs granted in 2021 are based on market conditions and the related compensation cost is based on the fair value at grant date calculated using a Monte Carlo pricing model.

The following table summarizes performance stock activity during the three months ended March 31, 2021:

		Weighted-
		Average
		Grant Date
	Performance	Fair Value
	Stock	Per Share
Performance stock at December 31, 2020	19,956	$118.66
Granted	15,078	203.64
Restrictions lapsed	-	-
Performance change	-	-
Forfeited	-	-
Performance stock at March 31, 2021	35,034	$155.23

The following table provides the assumptions used in the Monte Carlo pricing model valuation of PSUs during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Risk-free interest rate	0.22%	1.41%
Expected life (years)	2.87	2.88
Expected volatility	51.40%	38.70%
Expected dividend yield	0%	0%

As of March 31, 2021, there was $4.1 million of unrecognized compensation expense related to non-vested performance stock, which is expected to be recognized over a weighted-average period of 2.6 years.

Employee Stock Purchase Plan

The following table presents the assumptions used to estimate the fair value of the ESPP during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Risk-free interest rate	0.12%	1.59%
Expected life (months)	6.00	6.00
Expected volatility	50.85%	42.63%
Expected dividend yield	0%	0%

 Note 10 – Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of foreign currency translation adjustments and net unrealized gains (losses) on investments in securities. The following table presents the changes in accumulated other comprehensive income (loss) balances during the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Foreign currency translation adjustments
Balance at beginning of period	$(3,420)	$(7,018)
Other comprehensive income (loss) before reclassifications	(6,842)	(2,980)
Amounts reclassified from accumulated other comprehensive loss	-	-
Net current-period other comprehensive income (loss)	(6,842)	(2,980)
Net unrealized gains (losses) on investments in securities
Balance at beginning of period	$-	$-
Other comprehensive income (loss) before reclassifications	166	-
Amounts reclassified from accumulated other comprehensive loss	-	-
Net current-period other comprehensive income (loss)	166	-
Balance at end of period	$(10,096)	$(9,998)

Note 11 – Income Taxes

The Company is subject to income tax in multiple jurisdictions and the use of estimates is required to determine the provision for income taxes. For the three months ended  March 31, 2021 and 2020, the Company recorded an income tax provision of $0.2 million and $3.9 million, respectively. The income tax provision is based on the estimated annual effective tax rate for the year applied to pre-tax income. The results for the three months ended March 31, 2021 reflect losses in jurisdictions that are not eligible for tax benefits on account of valuation allowances. The effective income tax rate for the three months ended  March 31, 2021 was 6.0 percent compared to 21.8 percent in the same period of the prior year. The effective tax rate decreased by 15.8 percent for the three months ended  March 31, 2021 when compared to the same period in 2020, primarily due to an increase in tax benefits from the vesting of restricted stock and the exercise of stock options.

The effective income tax rate for the three months ended March 31, 2021 differs from the U.S. federal statutory rate of 21.0 percent due to various factors, including operating in multiple state and foreign jurisdictions and tax credits for which the Company qualifies.

The Company had unrecognized tax benefits totaling $4.9 million as of March 31, 2021 and $4.8 million as of  December 31, 2020, respectively, all of which, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and penalties related to income tax matters in income tax expense, and reports the liability in current or long-term income taxes payable as appropriate.

On March 11, 2021, the President signed into law the ARP Act, a legislative package which is generally not significant to the Company's current tax footprint; however, the Company will continue to assess the ARP Act on an ongoing basis. Similar tax provisions and other stimulus measures have been granted either before or after March 31, 2021 by certain foreign and U.S. state jurisdictions, which the Company continues to evaluate and apply, if applicable.

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

Revenue and income from operations by reportable segment for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Revenue:
United States	$91,053	$90,076
Europe	21,449	20,787
Japan	3,624	4,245
Total revenue	$116,126	$115,108

	Three Months Ended March 31,
(in thousands)	2021	2020
Income from Operations:
United States	$22,503	$25,089
Europe	(1,371)	4,364
Corporate Unallocated and Japan	(16,871)	(12,628)
Total Income from Operations	$4,261	$16,825

Total long-lived assets at  March 31, 2021 and December 31, 2020 were as follows:

	March 31,	December 31,
(in thousands)	2021	2020
Total long-lived assets:
United States	$213,434	$215,721
Europe	59,795	59,388
Japan	6,672	7,557
Total Assets	$279,901	$282,666

Revenue by product line for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Revenue:
Injection Molding	$56,359	$54,776
CNC Machining	36,703	37,885
3D Printing	17,235	15,948
Sheet Metal	5,219	5,649
Other Revenue	610	850
Total revenue	$116,126	$115,108

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Overview

We are the world’s largest and fastest digital manufacturer of custom prototypes and on-demand production parts. We manufacture prototypes and low-volume production parts for companies worldwide, who are under increasing pressure to bring their finished products to market faster than their competition. We utilize injection molding, computer numerical control (CNC) machining, 3D printing and sheet metal fabrication to manufacture custom parts for our customers. Our proprietary technology eliminates most of the time-consuming and expensive skilled labor conventionally required to quote and manufacture parts. In January 2021, we acquired 3D Hubs, a leading online manufacturing platform based in Amsterdam, Netherlands, that provides customers with on-demand access to a global network of premium manufacturing partners. This acquisition creates the world's largest digital manufacturing platform, offering the broadest set of manufacturing services with the help of a global network of premium manufacturing providers. Our customers conduct nearly all of their business with us over the Internet. We target our products to the millions of product developers and engineers who use three-dimensional computer-aided design (3D CAD) software to design products across a diverse range of end-markets.

Our primary manufacturing product lines currently include Injection Molding, CNC Machining, 3D Printing and Sheet Metal. We continually seek to expand the range of sizes and geometric complexity of the parts we can make with these processes, to extend the variety of materials we are able to support and to identify additional manufacturing processes to which we can apply our technology in order to better serve the evolving preferences and needs of product developers and engineers. The acquisition of 3D Hubs broadens our offer beyond our current manufacturing capabilities and provides a broader range of price and lead time options by leveraging a network of manufacturing partners to meet the holistic needs of our customers.

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

Key Financial Measures and Trends

Revenue

Our operations are comprised of three geographic operating segments in the United States, Europe and Japan. Revenue is derived from our Injection Molding, CNC Machining, 3D Printing and Sheet Metal product lines. Injection Molding revenue consists of sales of custom injection molds and injection-molded parts. CNC Machining revenue consists of sales of CNC-machined custom parts. 3D Printing revenue consists of sales of 3D-printed parts. Sheet Metal revenue consists of sales of fabricated sheet metal custom parts. Our historical and current efforts to increase revenue have been directed at expanding the breadth of our product offerings, gaining new customers and selling to our existing customer base by increasing marketing and selling activities, including:

●	expanding the breadth and scope of each of our product lines by adding more sizes and materials to our offerings;

●	the introduction of our 3D Printing product line through our acquisition of FineLine in 2014;

●	expanding 3D Printing to Europe through our acquisition of Alphaform in October 2015;

●	the introduction of our Sheet Metal product line through our acquisition of Rapid Manufacturing Group, LLC (RAPID) in 2017

●	continuously improving the usability of our product lines such as our web-centric applications; and

●	providing customers with on-demand access to a global network of premium manufacturing partners through our acquisition of 3D Hubs in January 2021.

During the three months ended March 31, 2021, we served 22,605 unique product developers and engineers who purchased our products through our web-based customer interface, an increase of 8.3% over the same period in 2020. The increase in product developers was driven by our acquisition of 3D Hubs. Excluding the impact of 3D Hubs, our product developers declined 6.8% during the three months ended March 31, 2021 when compared to the same period in 2020. The economic uncertainty arising from the COVID-19 pandemic has impacted the number of product developers and engineers who purchase our products. While we expect the number of product developers and engineers served to grow in the long-term, challenges posed by the COVID-19 pandemic on the global economy have continued through the date of this report. Steps taken by national and local governments to slow the spread of the virus, including business shutdowns and shelter in place orders, have hindered the ability and willingness of project developers and engineers to proceed with development and commercialization projects on the same scale as they have historically. At this time, it is difficult to predict the future given the current economic uncertainty and evolving market conditions.

Cost of Revenue, Gross Profit and Gross Margin

Cost of revenue consists primarily of raw materials, equipment depreciation, employee compensation, benefits, stock-based compensation, facilities costs, overhead allocations and outsourced manufacturing costs associated with the manufacturing process for molds and custom parts. We expect our personnel-related costs to increase in order to retain and attract top talent and remain competitive in the market. Overall, we expect cost of revenue to increase in absolute dollars, but remain relatively constant as a percentage of total revenue.

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

Provision for Income Taxes

Provision for income taxes is comprised of federal, state, local and foreign taxes based on pre-tax income. Overall, we expect our effective tax rate for 2021 and beyond will remain consistent based on the current tax laws.

Results of Operations

The following table summarizes our results of operations and the related changes for the periods indicated. The results below are not necessarily indicative of the results for future periods.

	Three Months Ended March 31,				Change
(dollars in thousands)	2021		2020			$%
Revenue	$116,126	100.0	$115,108	100.0	$1,018	0.9
Cost of revenue	60,796	52.4	57,008	49.5	3,788	6.6
Gross profit	55,330	47.6	58,100	50.5	(2,770)	(4.8)
Operating expenses:
Marketing and sales	19,480	16.8	18,180	15.8	1,300	7.2
Research and development	12,181	10.5	8,987	7.8	3,194	35.5
General and administrative	19,408	16.7	14,108	12.3	5,300	37.6
Total operating expenses	51,069	44.0	41,275	35.9	9,794	23.7
Income from operations	4,261	3.7	16,825	14.6	(12,564)	(74.7)
Other (loss) income, net	(313)	(0.3)	1,054	0.9	(1,367)	(129.7)
Income before income taxes	3,948	3.4	17,879	15.5	(13,931)	(77.9)
Provision for income taxes	236	0.2	3,895	3.4	(3,659)	(93.9)
Net income	$3,712	3.2%	$13,984	12.1%	$(10,272)	(73.5)%

Stock-based compensation expense included in the statements of operations data above for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Stock options and restricted stock	$5,291	$2,738
Employee stock purchase plan	329	295
Total stock-based compensation expense	$5,620	$3,033

Cost of revenue	$635	$521
Operating expenses:
Marketing and sales	853	618
Research and development	624	521
General and administrative	3,508	1,373
Total stock-based compensation expense	$5,620	$3,033

Comparison of Three Months Ended March 31, 2021 and 2020

Revenue

Revenue by reportable segment and the related changes for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021		2020		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
United States	$91,053	78.4%	$90,076	78.3%	$977	1.1%
Europe	21,449	18.5	20,787	18.1	662	3.2
Japan	3,624	3.1	4,245	3.7	(621)	(14.6)
Total revenue	$116,126	100.0%	$115,108	100.0%	$1,018	0.9%

Our revenue increased $1.0 million, or 0.9%, for the three months ended March 31, 2021 compared to the same period in 2020. Our revenue for the three months ended March 31, 2021 includes revenue of $5.8 million provided by our acquisition of 3D Hubs. By reportable segment, revenue in the United States increased $1.0 million, or 1.1%, for the three months ended March 31, 2021 compared to the same period in 2020. Revenue in Europe increased $0.6 million, or 3.2%, and revenue in Japan decreased $0.6 million, or 14.6%, in each case for the three months ended March 31, 2021 compared to the same period in 2020. International revenue was positively impacted by $1.6 million during the three months ended March 31, 2021 compared to the same period in 2020 as a result of foreign currency movements, primarily the strengthening of the British Pound and Euro relative to the United States Dollar.

During the three months ended March 31, 2021, we served 22,605 unique product developers and engineers, an increase of 8.3% over the same period in 2020. The increase in product developers was driven by our acquisition of 3D Hubs. Excluding the impact of 3D Hubs, our product developers declined 6.8% during the three months ended March 31, 2021 when compared to the same period in 2020. The economic uncertainty arising from the COVID-19 pandemic has impacted the number of product developers and engineers who purchase our products. While we expect the number of product developers and engineers served to grow in the long-term, challenges posed by the COVID-19 pandemic on the global economy have continued through the date of this report. Steps taken by national and local governments to slow the spread of the virus, including business shutdowns and shelter in place orders, have hindered the ability and willingness of project developers and engineers to proceed with development and commercialization projects on the same scale as they have historically. At this time, it is difficult to predict the future given the current economic uncertainty and evolving market conditions.

Revenue by product line and the related changes for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021		2020		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Injection Molding	$56,359	48.5%	$54,776	47.6%	$1,583	2.9%
CNC Machining	36,703	31.6	37,885	32.9	(1,182)	(3.1)
3D Printing	17,235	14.8	15,948	13.9	1,287	8.1
Sheet Metal	5,219	4.5	5,649	4.9	(430)	(7.6)
Other Revenue	610	0.5	850	0.7	(240)	(28.2)
Total revenue	$116,126	100.0%	$115,108	100.0%	$1,018	0.9%

By product line, our revenue increase was driven by an 8.1% increase in 3D Printing revenue and a 2.9% increase in Injection Molding revenue, which was partially offset by a 3.1% decrease in CNC Machining revenue, a 7.6% decrease in Sheet Metal revenue and a 28.2% decrease in Other Revenue, in each case for the three months ended March 31, 2021 compared to the same period in 2020.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $3.8 million, or 6.6%, for the three months ended March 31, 2021 compared to the same period in 2020, which was greater than the rate of revenue increase of 0.9% for the three months ended March 31, 2021 compared to the same period in 2020. The increase in cost of revenue was driven by a $5.1 million increase resulting from our recent acquisition of 3D Hubs. The increase was partially offset by our legacy business where there was a decrease in headcount resulting in personnel and related cost decreases of $1.0 million, as well as a decrease in raw material and product costs of $0.5 million, which were partially offset by an increase in equipment and facility related costs of $0.2 million.

Gross Profit and Gross Margin. Gross profit decreased from $58.1 million in the three months ended March 31, 2020 to $55.3 million in the three months ended March 31, 2021, primarily due to the mix of revenue. Gross margin decreased from 50.5% in the three months ended March 31, 2020 to 47.6% in the three months ended March 31, 2021.

Operating Expenses, Other (Loss) Income, net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expenses increased $1.3 million, or 7.2%, during the three months ended March 31, 2021 compared to the same period in 2020. The increase is primarily driven by our acquisition of 3D Hubs which provided $1.0 million in marketing and sales expense during the three months ended March 31, 2021. In our legacy business, personnel and related cost increases of $1.0 million were partially offset by marketing program cost decreases of $0.7 million.

Research and Development. Our research and development expenses increased $3.2 million, or 35.5%, during the three months ended March 31, 2021 compared to the same period in 2020 primarily due to personnel and related cost increases of $2.8 million driven by personnel and contractor resources dedicated to the launch of our Protolabs 2.0 system. Expenses that were previously capitalizable as part of the project were expensed after the system was placed in service in November 2020. In addition, increases of $0.5 million resulted from our acquisition of 3D Hubs, which were partially offset by decreases of $0.1 in professional service costs.

General and Administrative. Our general and administrative expenses increased $5.3 million, or 37.6%, during the three months ended March 31, 2021 compared to the same period in 2020 primarily due to an increase of $2.1 million resulting from our recent acquisition of 3D Hubs, $2.5 million in transaction costs associated with the acquisition, other professional service cost increases of $0.3 million and stock-based compensation cost increases of $1.7 million, which were partially offset by administrative cost decreases of $0.9 million and personnel and related cost decreases of $0.4 million.

Other (Loss) Income, net. We recognized other loss, net of $0.3 million for the three months ended March 31, 2021, a decrease of $1.4 million compared to other income, net of $1.1 million for the three months ended March 31, 2020. Other loss, net for the three months ended March 31, 2021 primarily consisted of a $0.5 million loss on foreign currency, which was partially offset by $0.1 million in interest income on investments and $0.1 million in other income. Other income, net for the three months ended March 31, 2020 primarily consisted of $0.6 million in interest income on investments and a $0.7 million gain on foreign currency, which was partially offset by a $0.2 million in other expense.

Provision for Income Taxes. Our effective tax rate of 6.0% for the three months ended March 31, 2021 decreased 15.8% compared to 21.8% for the same period in 2020. The decrease in the effective tax rate is primarily due to an increase in tax benefits from the vesting of restricted stock and the exercise of stock options. Our income tax provision of $0.2 million for the three months ended March 31, 2021 decreased $3.7 million compared to our income tax provision of $3.9 million for the three months ended March 31, 2020, due to a combination of lower pre-tax income and the lower effective tax rate.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Net cash provided by operating activities	$6,425	$22,410
Net cash used in investing activities	(90,133)	(43,350)
Net cash used in financing activities	(427)	(12,098)
Effect of exchange rates on cash and cash equivalents	306	(282)
Net decrease in cash and cash equivalents	$(83,829)	$(33,320)

Sources of Liquidity

Historically, we have primarily financed our operations and capital expenditures through cash flow from operations. We had cash and cash equivalents of $43.8 million as of March 31, 2021, a decrease of $83.8 million from December 31, 2020. The decrease in our cash was primarily due to cash used in investing activity for our acquisition of 3D Hubs of $127.7 million and purchases of property, equipment and other capital assets of $6.5 million, which were partially offset by net proceeds from investments in marketable securities of $44.1 million and cash generated through operations of $6.4 million.

Cash Flows from Operating Activities

Cash flows from operating activities were $6.4 million during the three months ended March 31, 2021 and primarily consisted of net income of $3.7 million, adjusted for certain non-cash items, including depreciation and amortization of $10.1 million and stock-based compensation expense of $5.6 million, which were partially offset by changes in operating assets and liabilities and other items totaling $13.0 million. Cash flows from operating activities were $22.4 million during the three months ended March 31, 2020 and primarily consisted of net income of $14.0 million, adjusted for certain non-cash items, including depreciation and amortization of $8.0 million, stock-based compensation expense of $3.0 million and deferred taxes of $3.4 million, which were partially offset by changes in operating assets and liabilities and other items totaling $6.0 million.

Cash flows from operating activities decreased $16.0 million during the three months ended March 31, 2021 compared to the same period in 2020, primarily due to decreases in net income of $10.3 million, decreases in changes in operating assets and liabilities of $7.7 million driven by timing of cash receipts and payments, and decreases in deferred taxes of $3.5 million, which were partially offset by increases in depreciation and amortization of $2.1 million, increases in stock-based compensation of $2.6 million and increases of $0.8 million in other items.

Cash Flows from Investing Activities

Cash used in investing activities was $90.1 million during the three months ended March 31, 2021, consisting of $127.7 million in cash used for acquisitions, net of cash acquired and $6.5 million for the purchases of property, equipment and other capital assets, which were partially offset by $44.1 million for net proceeds from investments in marketable securities.

Cash used in investing activities was $43.3 million during the three months ended March 31, 2020, consisting of $37.6 million for the purchases of marketable securities, $13.4 million for the purchases of property, equipment and other capital assets and $3.0 million for purchases of other assets and investments, which were partially offset by $10.7 million in net proceeds from maturities of marketable securities.

Cash Flows from Financing Activities

Cash used in financing activities was $0.4 million during the three months ended March 31, 2021, consisting of $2.0 million in purchases of shares withheld for tax obligations associated with equity transactions and $0.1 million for repayments of finance lease obligations, which were partially offset by $1.7 million in proceeds from the exercise of stock options.

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

Critical Accounting Policies and Use of Estimates

We have adopted various accounting policies to prepare the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Our significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

We have not used forward contracts or currency borrowings to hedge our exposure to foreign currency risk. Foreign currency risk can be assessed by estimating the change in results of operations or financial position resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would generally not have a material impact on our financial position, but could have a material impact on our results of operations. We recognized foreign currency losses of $0.5 million and foreign currency gains of $0.7 million during the three months ended March 31, 2021 and 2020, respectively. The changes in foreign exchange rates had a positive impact of $1.6 million and negative impact of $0.6 million for the three months ended March 31, 2021 and 2020, respectively.

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

Changes in Internal Control over Financial Reporting

During the first quarter of 2021, the Company completed the implementation of Protolabs 2.0, an internal business systems project impacting both external customer-facing and internal back-end systems. Emphasis has been on the maintenance of effective internal controls throughout development and deployment of all phases. The Company evaluated and concluded the implementation of Protolabs 2.0 has not materially affected the Company's internal control over financial reporting. Based on this evaluation, there have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 includes a discussion of our risk factors. There have been no material changes from the risk factors described in our Form 10-K.

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

The Company had no repurchases in the first quarter of 2021. We have $35.2 million remaining under this authorization.

Item 3. Defaults Upon Senior Securities

No matters to disclose.

Item 4. Mine Safety Disclosures

No matters to disclose.

Item 5. Other Information

No matters to disclose.

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit Number	Description of Exhibit
3.1(1)	Third Amended and Restated Articles of Incorporation of Proto Labs, Inc.
3.2(2)	Articles of Amendment to Third Amended and Restated Articles of Incorporation of Proto Labs, Inc. dated May 20, 2015
3.3(3)	Second Amended and Restated By-Laws of Proto Labs, Inc., as amended through November 8, 2016
10.1(4)	Executive Employment Agreement, dated January 29, 2021, by and between Proto Labs, Inc. and Robert Bodor
10.2(5)	Consulting Agreement, dated February 4, 2021, by and between Proto Labs, Inc. and Victoria M. Holt
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3.1 to the Company's Form 8-K (File No. 001-35435), filed with the Commission on May 21, 2015 and incorporated by reference herein.
(3)	Previously filed as Exhibit 3.1 to the Company's Form 8-K (File No. 001-35435), filed with the Commission on November 8, 2016 and incorporated by reference herein.
(4)	Previously filed as Exhibit 10.1 to the Company's Form 8-K (File No. 001-35435), filed with the Commission on February 4, 2021 and incorporated by reference herein.
(5)	Previously filed as Exhibit 10.2 to the Company's Form 8-K (File No. 001-35435), filed with the Commission on February 4, 2021 and incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Proto Labs, Inc.

Date: May 10, 2021	/s/ Robert Bodor
Robert Bodor
President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2021	/s/ John A. Way
John A. Way
Chief Financial Officer (Principal Financial Officer)