Form 10-Q
period 2021-06-30
Proto Labs Inc
filed 2021-08-03
CIK 1443669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,761,063 shares of Common Stock, par value $0.001 per share, were outstanding at July 29, 2021.

Proto Labs, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Proto Labs, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$41,909	$127,603
Short-term marketable securities	18,341	34,088
Accounts receivable, net of allowance for doubtful accounts of $1,997 and $1,781 as of June 30, 2021 and December 31, 2020, respectively	83,470	57,877
Inventory	9,111	10,862
Income taxes receivable	4,575	540
Prepaid expenses and other current assets	10,107	11,032
Total current assets	167,513	242,002
Property and equipment, net	288,495	282,666
Goodwill	407,191	128,752
Other intangible assets, net	41,674	14,350
Long-term marketable securities	28,700	59,357
Operating lease assets	8,801	9,855
Finance lease assets	2,147	2,396
Other long-term assets	4,769	4,826
Total assets	$949,290	$744,204

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$26,038	$18,248
Accrued compensation	14,930	11,989
Accrued liabilities and other	15,072	16,193
Current contingent consideration	2,936	-
Current operating lease liabilities	2,847	3,272
Current finance lease liabilities	554	552
Income taxes payable	40	-
Total current liabilities	62,417	50,254
Long-term contingent consideration	2,693	-
Long-term operating lease liabilities	7,097	7,586
Long-term finance lease liabilities	1,639	1,919
Long-term deferred tax liabilities	36,898	33,854
Other long-term liabilities	6,569	6,235
Total liabilities	117,313	99,848

Shareholders' equity
Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding 0 shares as of each of June 30, 2021 and December 31, 2020	-	-
Common stock, $0.001 par value, authorized 150,000,000 shares; issued and outstanding 27,761,063 and 26,776,796 shares as of June 30, 2021 and December 31, 2020, respectively	28	27
Additional paid-in capital	461,597	284,848
Retained earnings	378,467	362,901
Accumulated other comprehensive loss	(8,115)	(3,420)
Total shareholders' equity	831,977	644,356
Total liabilities and shareholders' equity	$949,290	$744,204

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Comprehensive Income
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Statements of Operations:
Revenue	$123,048	$106,575	$239,174	$221,683
Cost of revenue	66,423	54,119	127,219	111,127
Gross profit	56,625	52,456	111,955	110,556
Operating expenses
Marketing and sales	21,044	16,936	40,524	35,116
Research and development	11,060	8,648	23,241	17,635
General and administrative	8,417	12,521	27,825	26,629
Total operating expenses	40,521	38,105	91,590	79,380
Income from operations	16,104	14,351	20,365	31,176
Other income (loss), net	137	767	(176)	1,821
Income before income taxes	16,241	15,118	20,189	32,997
Provision for income taxes	3,326	2,511	3,562	6,406
Net income	$12,915	$12,607	$16,627	$26,591

Net income per share:
Basic	$0.47	$0.47	$0.60	$1.00
Diluted	$0.47	$0.47	$0.60	$0.99

Shares used to compute net income per share:
Basic	27,735,732	26,660,498	27,600,684	26,718,652
Diluted	27,744,870	26,760,866	27,741,464	26,837,938

Comprehensive Income (net of tax)
Comprehensive income	$14,896	$12,971	$11,932	$23,975

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Shareholders' Equity
(In thousands, except share amounts)

	Common Stock		Additional		Accumulated Other
			Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

Balance at January 1, 2021	26,776,796	27	284,848	362,901	(3,420)	644,356
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	48,955	-	(290)	-	-	(290)
Common shares issued for Hubs acquisition	863,995	1	166,708	-	-	166,709
Stock-based compensation expense	-	-	5,620	-	-	5,620
Repurchases of common stock	-	-	-	-	-	-
Net income	-	-	-	3,712	-	3,712
Other comprehensive loss
Foreign currency translation adjustment	-	-	-	-	(6,842)	(6,842)
Net unrealized gains (losses) on investments in securities	-	-	-	-	166	166
Comprehensive loss						(2,964)
Balance at March 31, 2021	27,689,746	$28	$456,886	$366,613	$(10,096)	$813,431
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	85,317	-	(81)	-	-	(81)
Stock-based compensation expense	-	-	4,941	-	-	4,941
Repurchases of common stock	(14,000)	-	(149)	(1,061)	-	(1,210)
Net income	-	-	-	12,915	-	12,915
Other comprehensive income
Foreign currency translation adjustment	-	-	-	-	2,030	2,030
Net unrealized gains (losses) on investments in securities	-	-	-	-	(49)	(49)
Comprehensive income						14,896
Balance at June 30, 2021	27,761,063	$28	$461,597	$378,467	$(8,115)	$831,977

	Common Stock		Additional		Accumulated Other
			Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

Balance at January 1, 2020	26,786,459	27	268,059	324,722	(7,018)	585,790
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	23,525	-	(902)	-	-	(902)
Stock-based compensation expense	-	-	3,033	-	-	3,033
Repurchases of common stock	(161,460)	-	(1,616)	(9,569)	-	(11,185)
Net income	-	-	-	13,984	-	13,984
Other comprehensive income
Foreign currency translation adjustment	-	-	-	-	(2,980)	(2,980)
Comprehensive income						11,004
Balance at March 31, 2020	26,648,524	$27	$268,574	$329,137	$(9,998)	$587,740
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	96,186	-	400	-	-	400
Stock-based compensation expense	-	-	3,639	-	-	3,639
Repurchases of common stock	(38,154)	-	(382)	(3,119)	-	(3,501)
Net income	-	-	-	12,607	-	12,607
Other comprehensive income
Foreign currency translation adjustment	-		-	-	364	364
Comprehensive income						12,971
Balance at June 30, 2020	26,706,556	$27	$272,231	$338,625	$(9,634)	$601,249

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2021	2020

Operating activities
Net income	$16,627	$26,591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,127	15,855
Stock-based compensation expense	10,561	6,672
Deferred taxes	419	5,651
Amortization of marketable securities	261	129
Realized gain on available-sale-securities	(117)	-
Fair value of contingent consideration	(7,763)	-
Other	125	(854)
Changes in operating assets and liabilities:
Accounts receivable	(23,296)	(4,292)
Inventories	1,727	(801)
Prepaid expenses and other	1,810	(1,068)
Income taxes	(4,015)	(1,341)
Accounts payable	5,011	1,082
Accrued liabilities and other	(748)	5,793
Net cash provided by operating activities	20,729	53,417

Investing activities
Purchases of property, equipment and other capital assets	(23,929)	(33,305)
Cash used for acquisitions, net of cash acquired	(127,413)	-
Purchases of other assets and investments	-	(3,000)
Purchases of marketable securities	(15,159)	(57,212)
Proceeds from sales of marketable securities	47,694	-
Proceeds from maturities of marketable securities	13,725	28,225
Net cash used in investing activities	(105,082)	(65,292)

Financing activities
Proceeds from exercises of stock options	3,838	2,855
Purchases of shares withheld for tax obligations	(4,209)	(3,367)
Repurchases of common stock	(1,210)	(14,686)
Principal repayments of finance lease obligations	(275)	-
Net cash used in financing activities	(1,856)	(15,198)
Effect of exchange rate changes on cash and cash equivalents	515	(149)
Net decrease in cash and cash equivalents	(85,694)	(27,222)
Cash and cash equivalents, beginning of period	127,603	125,225
Cash and cash equivalents, end of period	$41,909	$98,003

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

The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share amounts)	2021	2020	2021	2020
Net income	$12,915	$12,607	$16,627	$26,591

Basic - weighted-average shares outstanding:	27,735,732	26,660,498	27,600,684	26,718,652
Effect of dilutive securities:
Employee stock options and other	9,138	100,368	140,780	119,286
Diluted - weighted-average shares outstanding:	27,744,870	26,760,866	27,741,464	26,837,938
Net income per share:
Basic	$0.47	$0.47	$0.60	$1.00
Diluted	$0.47	$0.47	$0.60	$0.99

Note 4 – Business Combinations

On January 22, 2021, the Company acquired all outstanding shares of 3D Hubs, Inc. (“Hubs”), for $294.1 million, consisting of $127.4 million in cash and 863,995 shares of the Company's common stock valued at $166.7 million on the date of close. Up to an additional $52.8 million of contingent consideration is payable after closing, subject to the satisfaction of performance-based targets during fiscal year 2021 and fiscal year 2022, consisting of up to $25.0 million in cash and up to 143,983 shares of the Company's common stock valued at $27.8 million on the date of close.

Hubs is based in Amsterdam, Netherlands and is a leading online manufacturing platform that provides customers with on-demand access to a global network of premium manufacturing partners. The acquisition enhances the Company’s value proposition by expanding the customer offerings, enabling the Company to more holistically serve its customers.

The fair value of the consideration paid for this acquisition has been allocated on a preliminary basis to the assets purchased and liabilities assumed based on their estimated fair values as of the acquisition date, with any excess recorded as goodwill.  The goodwill associated with the acquisition represents both the strategic and growth opportunities by significantly expanding the customer offering with a network of premium manufacturing partners. The goodwill related to the acquisition is not deductible for tax purposes.

The Company recorded a contingent consideration liability of $13.6 million as of the acquisition date representing the estimated fair value of the amounts payable to former shareholders, as outlined under the terms of the merger agreement, payable subject to the satisfaction of performance-based targets during fiscal year 2021 and fiscal year 2022, consisting of up to $25.0 million in cash and up to 143,983 shares of the Company's common stock valued at $27.8 million on the date of close. The fair value of the contingent consideration (Level 3) is determined using a Monte Carlo pricing model. In the second quarter of 2021, the Company recorded a $7.8 million decrease to the estimated fair value of the contingent consideration liabilities, which was included as a decrease in general and administrative expense in the Consolidated Statements of Comprehensive Income. Fluctuations due to foreign currency translation have been recorded in the Consolidated Statements of Shareholders’ Equity.

The results of Hubs since the date of acquisition have been included with Protolabs' results. Pro forma disclosures of the consolidated results of the Company with the full year effects of Hubs, as if the acquisition had occurred on January 1, 2020, are not required and have not been separately presented since the impact to the Company's results of operations was not material.

The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. In the second quarter of 2021, the Company recorded adjustments to the preliminary allocation, including a $3.9 million decrease to intangible assets, a $6.4 million increase to goodwill, a $3.3 million increase to contingent consideration, a $0.5 million decrease to deferred tax liabilities, and a decrease to cash paid of $0.3 million. The adjustments were driven by changes to the preliminary valuation and finalization of the working capital calculation. As of June 30, 2021, the allocation of purchase price to assets and liabilities is preliminary. The purchase price allocation will be finalized in 2021. The preliminary allocation is as follows:

(in thousands)	Acquisition
Assets acquired:
Current assets	$2,497
Intangible assets	30,770
Goodwill	281,845
Other long-term assets	1,139
Total assets acquired	316,251

Liabilities assumed:
Current contingent consideration	7,093
Current liabilities	5,666
Long-term contingent consideration	6,507
Long-term deferred tax liabilities	2,608
Other long-term liabilities	255
Total liabilities assumed	22,129
Net assets acquired	294,122

Cash paid	133,847
Cash acquired	(6,434)
Net cash consideration	127,413
Equity portion of purchase price	166,709
Total purchase consideration	$294,122

Note 5 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill during the six months ended June 30, 2021 were as follows:

(in thousands)	Six Months Ended June 30, 2021
Balance as of the beginning of the period	$128,752
Goodwill acquired during the period	281,845
Foreign currency translation adjustments	(3,406)
Balance as of the end of the period	$407,191

Goodwill increased $281.8 million during the six months ended June 30, 2021 as a result of our acquisition of Hubs. Goodwill has been allocated to the acquired Hubs entities consisting of goodwill of €106.5 million in Europe and $152.2 million in the United States as of the date of the acquisition. The Euro denominated goodwill is translated at the end of each period using the current exchange rates resulting in a foreign currency translation adjustment that is recorded as a component of Other Comprehensive Income.

Intangible assets other than goodwill at  June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021			December 31, 2020			Useful	Weighted Average
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Life (in years)	Useful Life Remaining (in years)
Intangible assets with finite lives:
Marketing assets	$930	$(667)	$263	$930	$(620)	$310	10.0	2.8
Non-compete agreement	853	(297)	556	270	(238)	32	2.0 - 5.0	3.3
Software technology	13,229	(4,330)	8,899	13,229	(3,645)	9,584	10.0	7.0
Software platform	27,170	(1,089)	26,081	-	-	-	10.0	9.6
Tradenames	365	(51)	314	-	-	-	3.0	2.6
Customer relationships	12,292	(6,731)	5,561	10,070	(5,646)	4,424	3.0 - 9.0	2.3
Total intangible assets	$54,839	$(13,165)	$41,674	$24,499	$(10,149)	$14,350

Intangible assets increased $30.8 million during the six months ended June 30, 2021 as a result of our acquisition of Hubs. Intangible assets have been allocated to the acquired Hubs entities consisting of intangible assets of €11.6 million in Europe and $16.6 million in the United States as of the date of the acquisition. The Euro denominated intangible assets are translated at the end of each period using the current exchange rates resulting in a foreign currency translation adjustment that is recorded as a component of Other Comprehensive Income. Foreign currency losses related to intangible assets were $0.4 million as of June 30, 2021. There was no foreign currency translation impact as of December 31, 2020. Amortization expense for intangible assets was $1.5 million and $0.8 million for the three months ended  June 30, 2021 and 2020, respectively, and $3.0 million and $1.5 million for the six months ended June 30, 2021 and 2020, respectively.

Estimated aggregated amortization expense based on the current carrying value of the amortizable intangible assets and current exchange rates is as follows:

(in thousands)	Estimated Amortization Expense
Remaining 2021	$3,130
2022	6,259
2023	6,056
2024	3,832
2025	3,750
Thereafter	18,647
Total estimated amortization expense	$41,674

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

The Company's assets and liabilities that are required to be measured or disclosed at fair value on a recurring basis include cash and cash equivalents, marketable securities and contingent consideration. The Company’s cash consists of bank deposits. The Company’s cash equivalents measured at fair value consist of money market mutual funds. The Company determines the fair value of these investments using Level 1 inputs. The Company's marketable securities consist of short-term and long-term agency, municipal, corporate and other debt securities. Fair value for the corporate debt securities is primarily determined based on quoted market prices (Level 1). Fair values for the U.S. municipal securities, U.S. government agency securities, certificates of deposit and U.S. treasury securities are primarily determined using dealer quotes or quoted market prices for similar securities (Level 2). The Company's contingent consideration is the current fair value estimate of amounts owed to the former shareholders of Hubs and is determined using the Monte Carlo pricing model (Level 3).

The following table summarizes financial assets as of  June 30, 2021 and December 31, 2020 measured at fair value on a recurring basis:

	June 30, 2021			December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$40,694	$-	$-	$72,225	$-	$-
Money market mutual fund	1,215	-	-	55,378	-	-
Marketable securities	17,951	29,090	-	-	-	-
Total	$59,860	$29,090	$-	$127,603	$-	$-
Financial Liabilities:
Contingent consideration	$-	$-	$5,629	$-	$-	$-
Total	$-	$-	$5,629	$-	$-	$-

In the first quarter of 2021, the Company sold held-to-maturity securities in order to partially fund the acquisition of Hubs. As a result of the sale, all remaining marketable securities were reclassified to available-for-sale securities and reported at fair value.

The Company recorded a contingent consideration liability at the acquisition date of Hubs representing the amounts payable to former shareholders, as outlined under the terms of the merger agreement, payable subject to the satisfaction of performance-based targets during fiscal year 2021 and fiscal year 2022, consisting of up to $25.0 million in cash and up to 143,983 shares of the Company's common stock valued at $27.8 million on the date of close. The fair value of the contingent consideration (Level 3) is determined using a Monte Carlo pricing model. Subsequent changes in the fair value of the contingent consideration liabilities have been recorded in the Consolidated Statements of Comprehensive Income. Fluctuations due to foreign currency translation have been recorded in the Consolidated Statements of Shareholders’ Equity.

Note 7 – Marketable Securities

The Company invests in short-term and long-term agency, municipal, corporate and other debt securities. As of June 30, 2021 the securities are categorized as available-for-sale and are recorded at fair value. As of December 31, 2020, the securities were categorized as held-to-maturity and were recorded at amortized cost, net of an allowance for credit losses. The change in categorization was a result of the sale of securities in the first quarter of 2021 in order to partially fund the acquisition of Hubs and did not have a material impact on our financial statements. The following table summarizes information regarding the Company’s short-term and long-term marketable securities as of  June 30, 2021 and December 31, 2020:

	June 30, 2021
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. municipal securities	$20,968	$43	$(17)	$20,994
Corporate debt securities	19,062	68	(29)	19,101
U.S. government agency securities	1,500	-	(2)	1,498
Certificates of deposit/time deposits	5,394	54	-	5,448
Total marketable securities	$46,924	$165	$(48)	$47,041

	December 31, 2020
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. municipal securities	$25,003	$83	$(2)	$25,084
Corporate debt securities	42,048	211	(11)	42,248
U.S. government agency securities	18,500	6	(10)	18,496
Certificates of deposit/time deposits	5,395	93	-	5,488
Commercial paper	2,499	-	-	2,499
Total marketable securities	$93,445	$393	$(23)	$93,815

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

The  June 30, 2021 balance of available-for-sale debt securities by contractual maturity is shown in the following table at fair value. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

June 30,
(in thousands)	2021
Due in one year or less	$18,341
Due after one year through five years	28,700
Total marketable securities	$47,041

Note 8 – Inventory

Inventory consists primarily of raw materials, which are recorded at the lower of cost or market using the standard cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.

The Company’s inventory consisted of the following as of the dates indicated:

	June 30,	December 31,
(in thousands)	2021	2020
Total inventory	$9,395	$11,122
Allowance for obsolescence	(284)	(260)
Inventory, net of allowance	$9,111	$10,862

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

Stock-Based Compensation Expense

Stock-based compensation expense was $4.9 million and $3.6 million for the three months ended  June 30, 2021 and 2020, respectively, and $10.6 million and $6.7 million for the six months ended June 30, 2021 and 2020, respectively.

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2021:

		Weighted-
		Average
	Stock Options	Exercise Price
Options outstanding at December 31, 2020	229,531	$86.46
Granted	57,901	128.14
Exercised	(28,991)	58.78
Forfeited	(8,547)	101.65
Options outstanding at June 30, 2021	249,894	$98.81

Exercisable at June 30, 2021	116,452	$81.38

The outstanding options generally have a term of ten years. For employees, options granted become exercisable ratably over the vesting period, which is generally a period from four to five years, beginning on the first anniversary of the grant date, subject to the employee’s continuing service to the Company. For the board of directors, options generally become exercisable in full on the first anniversary of the grant date.

The weighted-average grant date fair value of options that were granted during the six months ended June 30, 2021 was $57.26.

The following table provides the assumptions used in the Black-Scholes pricing model valuation of options during the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Risk-free interest rate	0.80 - 1.12%	0.50 - 1.47%
Expected life (years)	6.25	6.25
Expected volatility	45.28 - 45.53%	42.40 - 43.83%
Expected dividend yield	0%	0%

As of June 30, 2021, there was $5.8 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.0 years.

Restricted Stock

Restricted stock awards are share-settled awards and restrictions lapse ratably over the vesting period, which is generally a period from three to five years, beginning on the first anniversary of the grant date, subject to the employee's continuing service to the Company. For the board of directors, restrictions generally lapse in full on the first anniversary of the grant date.

The following table summarizes restricted stock activity during the six months ended June 30, 2021:

		Weighted-
		Average
		Grant Date
	Restricted	Fair Value
	Stock	Per Share
Restricted stock at December 31, 2020	307,199	$98.87
Granted	178,398	133.67
Restrictions lapsed	(113,315)	91.10
Forfeited	(14,525)	105.72
Restricted stock at June 30, 2021	357,757	$118.41

As of June 30, 2021, there was $36.0 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 2.8 years.

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

The following table summarizes performance stock activity during the six months ended June 30, 2021:

		Weighted-
		Average
		Grant Date
	Performance	Fair Value
	Stock	Per Share
Performance stock at December 31, 2020	19,956	$118.66
Granted	15,078	203.64
Restrictions lapsed	-	-
Performance change	-	-
Forfeited	(4,184)	99.59
Performance stock at June 30, 2021	30,850	$160.19

The following table provides the assumptions used in the Monte Carlo pricing model valuation of PSUs during the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Risk-free interest rate	0.22%	1.41%
Expected life (years)	2.87	2.88
Expected volatility	51.40%	38.70%
Expected dividend yield	0%	0%

As of June 30, 2021, there was $3.2 million of unrecognized compensation expense related to non-vested performance stock, which is expected to be recognized over a weighted-average period of 2.4 years.

Employee Stock Purchase Plan

The following table presents the assumptions used to estimate the fair value of the ESPP during the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Risk-free interest rate	0.06 - 0.12%	0.17 - 1.59%
Expected life (months)	6.00	6.00
Expected volatility	50.85 - 65.53%	42.63 - 59.99%
Expected dividend yield	0%	0%

 Note 10 – Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of foreign currency translation adjustments and net unrealized gains (losses) on investments in securities. The following table presents the changes in accumulated other comprehensive income (loss) balances during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020

Balance at beginning of period	$(10,096)	$(9,998)	$(3,420)	$(7,018)
Foreign currency translation adjustments
Other comprehensive income (loss) before reclassifications	2,030	364	(4,812)	(2,616)
Amounts reclassified from accumulated other comprehensive loss	-	-	-	-
Net current-period other comprehensive income (loss)	2,030	364	(4,812)	(2,616)
Net unrealized gains (losses) on investments in securities
Other comprehensive income (loss) before reclassifications	(49)	-	117	-
Amounts reclassified from accumulated other comprehensive loss	-	-	-	-
Net current-period other comprehensive income (loss)	(49)	-	117	-
Balance at end of period	$(8,115)	$(9,634)	$(8,115)	$(9,634)

Note 11 – Income Taxes

The Company is subject to income tax in multiple jurisdictions and the use of estimates is required to determine the provision for income taxes. For the three months ended  June 30, 2021 and 2020, the Company recorded an income tax provision of $3.3 million and $2.5 million, respectively. The income tax provision is based on the estimated annual effective tax rate for the year applied to pre-tax income. The results for the three and six months ended June 30, 2021 reflect losses in jurisdictions that are not eligible for tax benefits on account of valuation allowances. The effective income tax rate for the three months ended  June 30, 2021 was 20.5 percent compared to 16.6 percent in the same period of the prior year. The effective tax rate increased by 3.9 percent for the three months ended  June 30, 2021 when compared to the same period in 2020, primarily due to a decrease in tax benefits from the vesting of restricted stock and the exercise of stock options. The effective income tax rate for the six months ended  June 30, 2021 was 17.6 percent compared to 19.4 percent in the same period of the prior year. The effective tax rate decreased by 1.8 percent for the six months ended  June 30, 2021 when compared to the same period in 2020, primarily due to an increase in tax benefits from the vesting of restricted stock and the exercise of stock options.

The effective income tax rate for the six months ended June 30, 2021 differs from the U.S. federal statutory rate of 21.0 percent due to various factors, including operating in multiple state and foreign jurisdictions and tax credits for which the Company qualifies.

The Company had unrecognized tax benefits totaling $5.0 million as of June 30, 2021 and $4.8 million as of  December 31, 2020, respectively, all of which, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and penalties related to income tax matters in income tax expense, and reports the liability in current or long-term income taxes payable as appropriate.

On March 11, 2021, the President signed into law the ARP Act, a legislative package which is generally not significant to the Company's current tax footprint; however, the Company will continue to assess the ARP Act on an ongoing basis. Similar tax provisions and other stimulus measures have been granted either before or after June 30, 2021 by certain foreign and U.S. state jurisdictions, which the Company continues to evaluate and apply, if applicable.

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

Revenue and income from operations by reportable segment for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Revenue:
United States	$95,344	$86,823	$186,397	$176,899
Europe	24,655	16,729	46,104	37,516
Japan	3,049	3,023	6,673	7,268
Total revenue	$123,048	$106,575	$239,174	$221,683

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Income from Operations:
United States	$26,280	$24,349	$48,783	$49,438
Europe	5,063	2,261	3,692	6,625
Corporate Unallocated and Japan	(15,239)	(12,259)	(32,110)	(24,887)
Total Income from Operations	$16,104	$14,351	$20,365	$31,176

Total long-lived assets at  June 30, 2021 and December 31, 2020 were as follows:

	June 30,	December 31,
(in thousands)	2021	2020
Total long-lived assets:
United States	$222,117	$215,721
Europe	60,140	59,388
Japan	6,238	7,557
Total Long-lived Assets	$288,495	$282,666

Revenue by product line for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Revenue:
Injection Molding	$58,168	$57,894	$114,527	$112,670
CNC Machining	41,592	28,760	78,295	66,645
3D Printing	18,170	14,236	35,405	30,184
Sheet Metal	4,717	4,669	9,936	10,318
Other Revenue	401	1,016	1,011	1,866
Total revenue	$123,048	$106,575	$239,174	$221,683

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

Overview

We are the world’s largest and fastest digital manufacturer of custom prototypes and on-demand production parts. We manufacture prototypes and low-volume production parts for companies worldwide, who are under increasing pressure to bring their finished products to market faster than their competition. We utilize injection molding, computer numerical control (CNC) machining, 3D printing and sheet metal fabrication to manufacture custom parts for our customers. Our proprietary technology eliminates most of the time-consuming and expensive skilled labor conventionally required to quote and manufacture parts. In January 2021, we acquired Hubs, a leading online manufacturing platform based in Amsterdam, Netherlands, that provides customers with on-demand access to a global network of premium manufacturing partners. This acquisition creates the world's largest digital manufacturing platform, offering the broadest set of manufacturing services with the help of a global network of premium manufacturing providers. Our customers conduct nearly all of their business with us over the Internet. We target our products to the millions of product developers and engineers who use three-dimensional computer-aided design (3D CAD) software to design products across a diverse range of end-markets.

Our primary manufacturing product lines currently include Injection Molding, CNC Machining, 3D Printing and Sheet Metal. We continually seek to expand the range of sizes and geometric complexity of the parts we can make with these processes, to extend the variety of materials we are able to support and to identify additional manufacturing processes to which we can apply our technology in order to better serve the evolving preferences and needs of product developers and engineers. The acquisition of Hubs broadens our offer beyond our current manufacturing capabilities and provides a broader range of price and lead time options by leveraging a network of manufacturing partners to meet the holistic needs of our customers.

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

Key Financial Measures and Trends

Revenue

Our operations are comprised of three geographic operating segments in the United States, Europe and Japan. Revenue is derived from our Injection Molding, CNC Machining, 3D Printing and Sheet Metal product lines. Injection Molding revenue consists of sales of custom injection molds and injection-molded parts. CNC Machining revenue consists of sales of CNC-machined custom parts. 3D Printing revenue consists of sales of 3D-printed parts. Sheet Metal revenue consists of sales of fabricated sheet metal custom parts. Our historical and current efforts to increase revenue have been directed at expanding the breadth of our product offerings, gaining new customers and selling to our existing customer base by increasing marketing and selling activities, including:

●	expanding the breadth and scope of each of our product lines by adding more sizes and materials to our offerings;

●	the introduction of our 3D Printing product line through our acquisition of FineLine in 2014;

●	expanding 3D Printing to Europe through our acquisition of Alphaform in October 2015;

●	the introduction of our Sheet Metal product line through our acquisition of Rapid Manufacturing Group, LLC (RAPID) in 2017

●	continuously improving the usability of our product lines such as our web-centric applications; and

●	providing customers with on-demand access to a global network of premium manufacturing partners through our acquisition of Hubs in January 2021.

During the three months ended June 30, 2021, we served 23,253 unique product developers and engineers who purchased our products through our web-based customer interface, an increase of 36.5% over the same period in 2020. The increase in product developers was driven primarily by our acquisition of Hubs. Excluding the impact of Hubs, our product developers increased 14.3% during the three months ended June 30, 2021 when compared to the same period in 2020. During the six months ended June 30, 2021, we served 37,501 unique product developers and engineers who purchased our products through our web-based customer interface, an increase of 26.3% over the same period in 2020. The increase in unique product developers served was driven primarily by our acquisition of Hubs. Excluding the impact of Hubs, unique product developers served increased 7.1% during the six months ended June 30, 2021 when compared to the same period in 2020. The economic uncertainty arising from the COVID-19 pandemic has impacted the number of product developers and engineers who purchase our products. While we expect the number of product developers and engineers served to grow in the long-term, challenges posed by the COVID-19 pandemic on the global economy have continued through the date of this report. At this time, it is difficult to predict the future given the current economic uncertainty and evolving market conditions.

Cost of Revenue, Gross Profit and Gross Margin

Cost of revenue consists primarily of raw materials, equipment depreciation, employee compensation, benefits, stock-based compensation, facilities costs, overhead allocations and outsourced manufacturing costs associated with the manufacturing process for molds and custom parts. We expect our personnel-related costs to increase in order to retain and attract top talent and remain competitive in the market. Overall, we expect cost of revenue to increase in absolute dollars.

We define gross profit as our revenue less our cost of revenue, and we define gross margin as gross profit expressed as a percentage of revenue. We expect our gross profit to increase in absolute dollars, however our gross margin may fluctuate based on the business mix in each reporting period. Our gross profit and gross margin are affected by many factors, including our mix of revenue by product line, pricing, sales volume, manufacturing costs, the costs associated with increasing production capacity, the mix between domestic and foreign revenue sources, the mix between revenue produced in our internal manufacturing operations and outsourced to our external manufacturing partners and foreign exchange rates.

Operating Expenses

Operating expenses consist of marketing and sales, research and development and general and administrative expenses. Personnel-related costs are the most significant component in each of these categories.

Our recent growth in operating expenses is mainly due to the launch of our Protolabs 2.0 project in the fourth quarter of 2020. During the development of Protolabs 2.0, certain research and development personnel costs were capitalizable as a software development asset. Since the system was placed in service in November 2020, the personnel costs have been expensed as incurred. In addition, amortization expense for the software asset is now being recorded over the systems’ estimated useful lives of seven to 10 years. Our business strategy is to continue to be a leading online and technology-enabled manufacturer of quick-turn, on-demand injection-molded, CNC-machined, CNC-turned, 3D-printed and sheet metal custom parts for prototyping and low-volume production. In order to achieve our goals, we anticipate continued substantial investments in technology and personnel, resulting in increased operating expenses.

Marketing and sales. Marketing and sales expense consists primarily of employee compensation, benefits, commissions, stock-based compensation, marketing programs such as electronic, print and pay-per-click advertising, trade shows and other related overhead, which includes an allocation of information technology expense including amortization of Protolabs 2.0 software assets. We expect sales and marketing expense to increase in the future as we increase the number of marketing and sales professionals and marketing programs targeted to increase our customer base and grow revenue.

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

General and administrative. General and administrative expense consists primarily of employee compensation, benefits, stock-based compensation, professional service fees related to accounting, tax and legal, and other related overhead, which includes an allocation of information technology expense including amortization of Protolabs 2.0 software assets. We expect general and administrative expense to increase in the future as we continue to grow and expand as a global organization.

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

	Three Months Ended June 30,				Change		Six Months Ended June 30,				Change
(dollars in thousands)	2021		2020		$	%	2021		2020		$	%
Revenue	$123,048	100.0	$106,575	100.0	$16,473	15.5	$239,174	100.0	$221,683	100.0	$17,491	7.9
Cost of revenue	66,423	54.0	54,119	50.8	12,304	22.7	127,219	53.2	111,127	50.1	16,092	14.5
Gross profit	56,625	46.0	52,456	49.2	4,169	7.9	111,955	46.8	110,556	49.9	1,399	1.3
Operating expenses:
Marketing and sales	21,044	17.1	16,936	15.9	4,108	24.3	40,524	16.9	35,116	15.8	5,408	15.4
Research and development	11,060	9.0	8,648	8.1	2,412	27.9	23,241	9.7	17,635	8.0	5,606	31.8
General and administrative	16,180	13.1	12,521	11.7	3,659	29.2	35,588	14.9	26,629	12.0	8,959	33.6
Changes in fair value of contingent consideration	(7,763)	(6.3)	-	-	(7,763)	*	(7,763)	(3.2)	-	-	(7,763)	*
Total operating expenses	40,521	32.9	38,105	35.8	2,416	6.3	91,590	38.3	79,380	35.8	12,210	15.4
Income from operations	16,104	13.1	14,351	13.5	1,753	12.2	20,365	8.5	31,176	14.1	(10,811)	(34.7)
Other income (loss), net	137	0.1	767	0.7	(630)	(82.1)	(176)	(0.1)	1,821	0.8	(1,997)	(109.7)
Income before income taxes	16,241	13.2	15,118	14.2	1,123	7.4	20,189	8.4	32,997	14.9	(12,808)	(38.8)
Provision for income taxes	3,326	2.7	2,511	2.4	815	32.5	3,562	1.5	6,406	2.9	(2,844)	(44.4)
Net income	$12,915	10.5%	$12,607	11.8%	$308	2.4%	$16,627	7.0%	$26,591	12.0%	$(9,964)	(37.5)%

*Percentage change not meaningful

Stock-based compensation expense included in the statements of operations data above for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Stock options and restricted stock	$4,563	$3,331	$9,854	$6,069
Employee stock purchase plan	378	308	707	603
Total stock-based compensation expense	$4,941	$3,639	$10,561	$6,672

Cost of revenue	$668	$594	$1,303	$1,115
Operating expenses:
Marketing and sales	929	750	1,782	1,368
Research and development	744	607	1,368	1,128
General and administrative	2,600	1,688	6,108	3,061
Total stock-based compensation expense	$4,941	$3,639	$10,561	$6,672

Comparison of Three Months Ended June 30, 2021 and 2020

Revenue

Revenue by reportable segment and the related changes for the three months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,
	2021		2020		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
United States	$95,344	77.5%	$86,823	81.5%	$8,521	9.8%
Europe	24,655	20.0	16,729	15.7	7,926	47.4
Japan	3,049	2.5	3,023	2.8	26	0.9
Total revenue	$123,048	100.0%	$106,575	100.0%	$16,473	15.5%

Our revenue increased $16.5 million, or 15.5%, for the three months ended June 30, 2021 compared to the same period in 2020. Our revenue for the three months ended June 30, 2021 includes revenue of $8.9 million provided by our acquisition of Hubs. By reportable segment, revenue in the United States increased $8.5 million, or 9.8%, for the three months ended June 30, 2021 compared to the same period in 2020. Revenue in Europe increased $7.9 million, or 47.4%, and revenue in Japan increased 0.9%, in each case for the three months ended June 30, 2021 compared to the same period in 2020. Excluding Hubs, revenue in the United States increased $3.9 million, or 4.5%, and revenue in Europe increased $3.6 million, or 21.6%, in each case for the three months ended June 30, 2021 compared to the same period in 2020. International revenue was positively impacted by $1.9 million during the three months ended June 30, 2021 compared to the same period in 2020 as a result of foreign currency movements, primarily the strengthening of the British Pound and Euro relative to the United States Dollar.

During the three months ended June 30, 2021, we served 23,253 unique product developers and engineers, an increase of 36.5% over the same period in 2020. The increase in unique product developers served was primarily driven by our acquisition of Hubs. Excluding the impact of Hubs, unique product developers served increased 14.3% during the three months ended June 30, 2021 when compared to the same period in 2020. The economic uncertainty arising from the COVID-19 pandemic has impacted the number of product developers and engineers who purchase our products. While we expect the number of product developers and engineers served to grow in the long-term, challenges posed by the COVID-19 pandemic on the global economy have continued through the date of this report. At this time, it is difficult to predict the future given the current economic uncertainty and evolving market conditions.

Revenue by product line and the related changes for the three months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,
	2021		2020		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Injection Molding	$58,168	47.3%	$57,894	54.3%	$274	0.5%
CNC Machining	41,592	33.8	28,760	27.0	12,832	44.6
3D Printing	18,170	14.8	14,236	13.4	3,934	27.6
Sheet Metal	4,717	3.8	4,669	4.4	48	1.0
Other Revenue	401	0.3	1,016	1.0	(615)	(60.5)
Total revenue	$123,048	100.0%	$106,575	100.0%	$16,473	15.5%

By product line, our revenue increase was driven by a 44.6% increase in CNC Machining revenue, a 27.6% increase in 3D Printing revenue, a 0.5% increase in Injection Molding revenue and a 1.0% increase in Sheet Metal revenue, which was partially offset by a 60.5% decrease in Other Revenue, in each case for the three months ended June 30, 2021 compared to the same period in 2020.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $12.3 million, or 22.7%, for the three months ended June 30, 2021 compared to the same period in 2020, which was greater than the rate of revenue increase of 15.5% for the three months ended June 30, 2021 compared to the same period in 2020. The increase in cost of revenue was driven by a $7.8 million increase resulting from our acquisition of Hubs. The $4.5 million increase in cost of revenue in our legacy business was driven by an increase in headcount resulting in personnel and related cost increases of $2.6 million, an increase in raw material and product costs of $1.5 million, and an increase in equipment and facility related costs of $0.4 million.

Gross Profit and Gross Margin. Gross profit increased from $52.5 million in the three months ended June 30, 2020 to $56.6 million in the three months ended June 30, 2021. Gross margin decreased from 49.2% in the three months ended June 30, 2020 to 46.0% in the three months ended June 30, 2021, primarily due to the mix of revenue.

Operating Expenses, Other Income, net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expenses increased $4.1 million, or 24.3%, during the three months ended June 30, 2021 compared to the same period in 2020. The increase is primarily driven by personnel and related cost increases in our legacy business of $1.2 million, information technology allocation cost increases, including amortization of Protolabs 2.0 software assets, of $1.2 million and marketing program cost increases of $0.4 million. In addition, our acquisition of Hubs provided $1.3 million in marketing and sales expenses during the three months ended June 30, 2021.

Research and Development. Our research and development expenses increased $2.4 million, or 27.9%, during the three months ended June 30, 2021 compared to the same period in 2020 primarily due to personnel and related cost increases of $1.6 million driven by personnel and contractor resources dedicated to the launch of our Protolabs 2.0 system. During the development of Protolabs 2.0, certain research and development personnel costs were capitalizable as a software development asset. Since the system was placed in service in November 2020, the personnel costs have been expensed as incurred. In addition, increases of $0.8 million resulted from our acquisition of Hubs.

General and Administrative. Our general and administrative expenses increased $3.7 million, or 29.2%, during the three months ended June 30, 2021 compared to the same period in 2020 primarily due to an increase of $0.6 million in professional service costs, an increase of $0.2 million of personnel and related costs and an increase of $0.2 million in administrative costs. In addition, our acquisition of Hubs provided $2.7 million in general and administrative expense during the three months ended June 30, 2021.

Changes in fair value of contingent consideration. The fair value of contingent consideration associated with the acquisition of Hubs decreased $7.8 million during the three months ended June 30, 2021 compared to the same period in 2020. We had no contingent consideration liabilities recorded during the three months ended June 30, 2020.

Other Income, net. We recognized other income, net of $0.1 million for the three months ended June 30, 2021, a decrease of $0.7 million compared to other income, net of $0.8 million for the three months ended June 30, 2020. Other income, net for the three months ended June 30, 2021 primarily consisted of a gain on foreign currency and interest income on investments. Other income, net for the three months ended June 30, 2020 primarily consisted of $0.4 million in interest income on investments and a $0.3 million gain on foreign currency.

Provision for Income Taxes. Our effective tax rate of 20.5% for the three months ended June 30, 2021 increased 3.9% compared to 16.6% for the same period in 2020. The increase in the effective tax rate is primarily due to a decrease in tax benefits from the vesting of restricted stock and the exercise of stock options. Our income tax provision of $3.3 million for the three months ended June 30, 2021 increased $0.8 million compared to our income tax provision of $2.5 million for the three months ended June 30, 2020, due to a combination of higher pre-tax income and a higher effective tax rate.

Comparison of Six Months Ended June 30, 2021 and 2020

Revenue

Revenue by reportable segment and the related changes for the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended June 30,
	2021		2020		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
United States	$186,397	78.0%	$176,899	79.8%	$9,498	5.4%
Europe	46,104	19.3	37,516	16.9	8,588	22.9
Japan	6,673	2.8	7,268	3.3	(595)	(8.2)
Total revenue	$239,174	100.0%	$221,683	100.0%	$17,491	7.9%

Our revenue increased $17.5 million, or 7.9%, for the six months ended June 30, 2021 compared to the same period in 2020. Our revenue for the six months ended June 30, 2021 includes revenue of $14.7 million provided by our acquisition of Hubs. By reportable segment, revenue in the United States increased $9.5 million, or 5.4%, for the six months ended June 30, 2021 compared to the same period in 2020. Revenue in Europe increased $8.6 million, or 22.9% and revenue in Japan decreased $0.6 million, or 8.2%, in each case for the six months ended June 30, 2021 compared to the same period in 2020. Excluding Hubs, revenue in the United States increased $1.7 million, or 1.0%, and revenue in Europe increased $1.7 million, or 4.4%, in each case for the six months ended June 30, 2021 compared to the same period in 2020. International revenue was positively impacted by $3.5 million during the six months ended June 30, 2021 compared to the same period in 2020 as a result of foreign currency movements, primarily the strengthening of the British Pound and Euro relative to the United States Dollar.

During the six months ended June 30, 2021, we served 37,501 unique product developers and engineers, an increase of 26.3% over the same period in 2020. The increase in unique product developers served was primarily driven by our acquisition of Hubs. Excluding the impact of Hubs, unique product developers served increased 7.1% during the six months ended June 30, 2021 when compared to the same period in 2020. The economic uncertainty arising from the COVID-19 pandemic has impacted the number of product developers and engineers who purchase our products. While we expect the number of product developers and engineers served to grow in the long-term, challenges posed by the COVID-19 pandemic on the global economy have continued through the date of this report. At this time, it is difficult to predict the future given the current economic uncertainty and evolving market conditions.

Revenue by product line and the related changes for the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended June 30,
	2021		2020		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Injection Molding	$114,527	47.9%	$112,670	50.8%	$1,857	1.6%
CNC Machining	78,295	32.7	66,645	30.1	11,650	17.5
3D Printing	35,405	14.8	30,184	13.6	5,221	17.3
Sheet Metal	9,936	4.2	10,318	4.7	(382)	(3.7)
Other Revenue	1,011	0.4	1,866	0.8	(855)	(45.8)
Total revenue	$239,174	100.0%	$221,683	100.0%	$17,491	7.9%

By product line, our revenue increase was driven by a 17.5% increase in CNC Machining revenue, a 17.3% increase in 3D Printing revenue, and a 1.6% increase in Injection Molding revenue, which was partially offset by a 3.7% decrease in Sheet Metal revenue, and a 45.8% decrease in Other Revenue, in each case for the six months ended June 30, 2021 compared to the same period in 2020.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $16.1 million, or 14.5%, for the six months ended June 30, 2021 compared to the same period in 2020, which was greater than the rate of revenue increase of 7.9% for the six months ended June 30, 2021 compared to the same period in 2020. The increase in cost of revenue was driven by a $12.9 million increase resulting from our acquisition of Hubs. In our legacy business, cost of revenue increased $3.2 million due to an increase in headcount resulting in personnel and related cost increases of $1.7 million, an increase in raw material and product costs of $1.0 million, and an increase in equipment and facility related costs of $0.5 million.

Gross Profit and Gross Margin. Gross profit increased from $110.6 million in the six months ended June 30, 2020 to $112.0 million in the six months ended June 30, 2021. Gross margin decreased from 49.9% in the six months ended June 30, 2020 to 46.8% in the six months ended June 30, 2021, primarily due to the mix of revenue.

Operating Expenses, Other (Loss) Income, net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expenses increased $5.4 million, or 15.4%, during the six months ended June 30, 2021 compared to the same period in 2020. In our legacy business, personnel and related cost increases of $1.2 million and information technology allocation cost increases, including amortization of Protolabs 2.0 software assets, of $2.2 million were partially offset by marketing program cost decreases of $0.3 million. In addition, our acquisition of Hubs provided $2.3 million in marketing and sales expense during the six months ended June 30, 2021.

Research and Development. Our research and development expenses increased $5.6 million, or 31.8%, during the six months ended June 30, 2021 compared to the same period in 2020 primarily due to personnel and related cost increases of $4.4 million driven by personnel and contractor resources dedicated to the launch of our Protolabs 2.0 system. During the development of Protolabs 2.0, certain research and development personnel costs were capitalizable as a software development asset. Since the system was placed in service in November 2020, the personnel costs have been expensed as incurred. In addition, increases of $1.3 million resulted from our acquisition of Hubs, which were partially offset by decreases of $0.1 in professional service costs.

General and Administrative. Our general and administrative expenses increased $9.0 million, or 33.6%, during the six months ended June 30, 2021 compared to the same period in 2020 primarily due to an increase of $4.8 million resulting from our acquisition of Hubs, other professional service cost increases of $3.4 million and stock-based compensation cost increases of $1.7 million, which were partially offset by administrative cost decreases of $0.7 million and personnel and related cost decreases of $0.2 million.

Changes in fair value of contingent consideration. The fair value of contingent consideration associated with the acquisition of Hubs decreased $7.8 million during the six months ended June 30, 2021. We had no contingent consideration liabilities recorded during the six months ended June 30, 2020.

Other (Loss) Income, net. We recognized other loss, net of $0.2 million for the six months ended June 30, 2021, a decrease of $2.0 million compared to other income, net of $1.8 million for the six months ended June 30, 2020. Other loss, net for the six months ended June 30, 2021 primarily consisted of a $0.5 million loss on foreign currency, which was partially offset by $0.2 million in interest income on investments and $0.1 million in other income. Other income, net for the six months ended June 30, 2020 primarily consisted of $0.9 million in interest income on investments and a $0.9 million gain on foreign currency.

Provision for Income Taxes. Our effective tax rate of 17.6% for the six months ended June 30, 2021 decreased 1.8% compared to 19.4% for the same period in 2020. The decrease in the effective tax rate is primarily due to an increase in tax benefits from the vesting of restricted stock and the exercise of stock options. Our income tax provision of $3.6 million for the six months ended June 30, 2021 decreased $2.8 million compared to our income tax provision of $6.4 million for the six months ended June 30, 2020, due to a combination of lower pre-tax income and the lower effective tax rate.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows during the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
(dollars in thousands)	2021	2020
Net cash provided by operating activities	$20,729	$53,417
Net cash used in investing activities	(105,082)	(65,292)
Net cash used in financing activities	(1,856)	(15,198)
Effect of exchange rates on cash and cash equivalents	515	(149)
Net decrease in cash and cash equivalents	$(85,694)	$(27,222)

Sources of Liquidity

Historically, we have primarily financed our operations and capital expenditures through cash flow from operations. We had cash and cash equivalents of $41.9 million as of June 30, 2021, a decrease of $85.7 million from December 31, 2020. The decrease in our cash was primarily due to cash used in investing activity for our acquisition of Hubs of $127.4 million and purchases of property, equipment and other capital assets of $23.9 million, which were partially offset by net proceeds from investments in marketable securities of $46.2 million and cash generated through operations of $20.7 million.

Cash Flows from Operating Activities

Cash flows from operating activities were $20.7 million during the six months ended June 30, 2021 and primarily consisted of net income of $16.6 million, adjusted for certain non-cash items, including depreciation and amortization of $20.1 million and stock-based compensation expense of $10.6 million, which were partially offset by a decrease in the fair value of contingent consideration of $7.8 million and changes in operating assets and liabilities and other items totaling $18.8 million. Cash flows from operating activities were $53.4 million during the six months ended June 30, 2020 and primarily consisted of net income of $26.6 million, adjusted for certain non-cash items, including depreciation and amortization of $15.9 million, stock-based compensation expense of $6.7 million and deferred taxes of $5.7 million, which were partially offset by changes in operating assets and liabilities and other items totaling $1.5 million.

Cash flows from operating activities decreased $32.7 million during the six months ended June 30, 2021 compared to the same period in 2020, primarily due to decreases in net income of $10.0 million, decreases in accounts receivable of $19.0 million driven by timing of cash receipts, a decrease in the fair value of contingent consideration of $7.8 million, and decreases in deferred taxes of $5.2 million, which were partially offset by increases in depreciation and amortization of $4.3 million, increases in stock-based compensation of $3.9 million and increases of $1.1 million in other items.

Cash Flows from Investing Activities

Cash used in investing activities was $105.1 million during the six months ended June 30, 2021, consisting of $127.4 million in cash used for acquisitions, net of cash acquired and $23.9 million for the purchases of property, equipment and other capital assets, which were partially offset by $46.2 million for net proceeds from investments in marketable securities.

Cash used in investing activities was $65.3 million during the six months ended June 30, 2020, consisting of $29.0 million in net investments in marketable securities, $33.3 million for the purchases of property, equipment and other capital assets and $3.0 million for purchases of other assets and investments.

Cash Flows from Financing Activities

Cash used in financing activities was $1.9 million during the six months ended June 30, 2021, consisting of $4.2 million in purchases of shares withheld for tax obligations associated with equity transactions, $1.2 million in repurchases of common stock and $0.3 million for repayments of finance lease obligations, which were partially offset by $3.8 million in proceeds from the exercise of stock options.

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

We have not used forward contracts or currency borrowings to hedge our exposure to foreign currency risk. Foreign currency risk can be assessed by estimating the change in results of operations or financial position resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would generally not have a material impact on our financial position, but could have a material impact on our results of operations. We recognized foreign currency gains of $0.1 million and foreign currency losses of $0.5 million during the three and six months ended June 30, 2021, respectively. We recognized foreign currency gains of $0.3 million and $0.9 million during the three and six months ended June 30, 2020, respectively. The changes in foreign exchange rates had a positive impact on consolidated revenue of $1.9 million for the three months ended June 30, 2021 and $3.5 million for the six months ended June 30, 2021 as compared to the same periods in 2020.

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

Management has excluded certain elements of Hubs from its assessment of internal control over financial reporting as of June 30, 2021. Subsequent to the acquisition, Hubs maintained its revenue and payroll systems and processing through June 30, 2021. Those elements of the acquired business’s internal control over financial reporting that were not fully integrated into the Company’s existing internal control over financial reporting during 2021 have been excluded from management’s assessment of the effectiveness of internal control over financial reporting. Hubs is a wholly-owned subsidiary of the Company; its combined total assets, excluding goodwill, and total revenues excluded from our assessment represent approximately 4% and 6%, respectively, of the related consolidated financial statements amounts as of the six months ended June 30, 2021.

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

During the three months ended June 30, 2021, we repurchased 14,000 shares of our common stock at a total purchase price of $1.2 million under this program. Common stock repurchase activity through June 30, 2021 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)
April 1, 2021 through April 30, 2021	-	$-	-	$35,175
May 1, 2021 through May 31, 2021	-	$-	-	$35,175
June 1, 2021 through June 30, 2021	14,000	$86.53	14,000	$33,964
	14,000	$86.53	14,000	$33,964

1 Effective May 15, 2019 the Board of Directors authorized the repurchase of shares of the Company’s common stock from time to time on the open market or in privately negotiated purchases, at an aggregate purchase price of up to $100 million. The term of the program runs through December 31, 2023.

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

Proto Labs, Inc.

Date: August 3, 2021	/s/ Robert Bodor
Robert Bodor
President and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2021	/s/ John A. Way
John A. Way
Chief Financial Officer (Principal Financial Officer)