Form 10-K
period 2021-12-31
Proto Labs Inc
filed 2022-02-18
CIK 1443669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2021 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $2.5 billion.

As of February 9, 2022, there were 27,466,902 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2022 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

PART I

Item 1. Business

Item 1. Business

Overview

Proto Labs, Inc. was incorporated in Minnesota in 1999. The terms “Proto Labs,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Proto Labs, Inc. and its subsidiaries. We are one of the world’s largest and fastest digital manufacturers of custom prototypes and on-demand production parts. Our mission is to empower companies to bring new ideas to market by offering the fastest and most comprehensive digital manufacturing service in the world. Our automated quoting and manufacturing systems allow us to produce commercial-grade plastic, metal, and liquid silicone rubber parts in as fast as one day. We manufacture prototype and low volume production parts for companies worldwide, who are under increasing pressure to bring their finished products to market faster than their competition. We utilize injection molding, computer numerical control (CNC) machining, 3D printing and sheet metal fabrication to manufacture custom parts for our customers. We have manufactured over 370 million parts for customers. For most of our offerings, our proprietary technology eliminates most of the time-consuming and expensive skilled labor conventionally required to quote and manufacture parts. Using our technology, we have analyzed over 7.4 million unique part designs. Our customers conduct nearly all of their business with us over the Internet. We target our products to the millions of product developers and engineers who use three-dimensional computer-aided design (3D CAD) software to design products across a diverse range of end-markets. In addition, we serve procurement and supply chain professionals seeking to manufacture custom parts on-demand. We have established in-house manufacturing facilities and offices in the United States, Europe and Japan, which we believe are three of the largest geographic markets where our customers are located. Through the acquisition of Hubs (formerly 3D Hubs, Inc.) (Hubs) in 2021, we are able to provide our customers access to a global network of premium manufacturing partners who reside across North America, Europe and Asia, complementing our in-house manufacturing. We believe our use of advanced technology enables us to offer significant advantages at competitive prices to many customers and is the primary reason we have become a leading supplier of custom parts.

We believe prototype and low volume custom parts manufacturing has historically been an underserved market due to the inefficiencies inherent in the quotation, equipment set-up and non-recurring engineering processes required to produce custom parts. Our customers typically order short run custom parts for a variety of reasons, including:

●	they need a prototype to confirm the form, fit and function of one or more components of a product under development;

●	they need an initial supply of parts to support pilot production for testing of a product;

●	they need an initial supply of parts to support production while their tools for a high-volume production mold are prepared;

●	they need to meet their customers' variable demand for parts in a competitive timeframe;

●	their product will only be produced in a limited quantity and/or is highly customized;

●	they need to support end-of-life production in a cost-effective manner;

●	they want to avoid minimum order quantities or storing inventory;

●	they need access to diverse, cost competitive manufacturing capabilities and value the convenience of working with a single supplier to match parts to the best producer; or

●	they need low- to mid-volumes of parts on an irregular schedule and prefer to order on-demand.

In each of these instances, we believe our solution provides product developers, engineers, and production buyers with an exceptional combination of speed, quality, competitive pricing, ease of use and reliability that they typically cannot find among conventional custom parts manufacturers. Our technology enables us to ship parts as soon as the same day after receipt of a customer’s design submission.

Our primary manufacturing product lines currently include Injection Molding, CNC Machining, 3D Printing and Sheet Metal. We continually seek to expand the range of size and geometric complexity of the parts we can make with these processes, to extend the variety of materials we are able to support and to identify additional manufacturing processes to which we can apply our technology in order to better serve the evolving preferences and needs of product developers and production buyers. Through the acquisition of Hubs, and as we complete the integration of our offerings, we will be providing our customers access to a global network of premium manufacturing partners which significantly expands the breadth and depth of our manufacturing capabilities. The acquisition of Hubs also allows us to offer customers a wider variety of lead times and pricing options, and an expanded envelope of parts (complexity, size, etc.).

We have experienced significant growth since our inception in 1999. We have grown our total revenue from $344.5 million in 2017 to $488.1 million in 2021.

Our increases in revenue can be attributed to expanding our customer base, broadening our parts envelope, and launching new manufacturing technologies. We were founded in 1999 with plastic injection molding, and have expanded our product lines over the years by the introduction of:

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

●

enhancements to our e-commerce customer interface and back-end operations software in Europe in the fourth quarter of 2020 and in the United States in the first quarter of 2021 designed to add value for our customers and support the growth of the business in the future;

●	Hubs in 2021 to provide the platform to expand our offering for our customers by providing access to a global network of premium manufacturing partners; and

●	Critical-to-Quality First Article Inspection technology for Injection Molded prototypes and low-volume production parts.

Industry Overview

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

Our digital model supports the transition from prototyping to production and enables us to serve product developers and engineers through prototyping and product development. Our digital model also enables us to serve production buyers that are focused on bringing their end product to market in a scalable, cost-effective manner. Our internal manufacturing operations, augmented by external manufacturing partners through our acquisition of Hubs in 2021, allow us to provide solutions for the many customer use cases from prototyping to low-volume production in a broad range of lead time and pricing options.

We believe there are three significant trends disrupting the manufacturing industry today:

●	SKU Proliferation – The increase in the number of products launched has been dramatic across many sectors.
●

Shorter Product Life Cycles – New products are launching faster and more frequently than ever before, partially driven by the internet of things and other connected device trends, resulting in shorter lives in the market.

●

Shift to E-commerce Sourcing – The first two trends, SKU proliferation and shorter product life cycles, put pressure on traditional supply chains causing many to adopt digital solutions and begin to invest in digital supply ecosystems.

The impacts of these trends include increased volatility, reduced development time, increased variety to manage, higher pressure on development costs, shorter payback period in the market and reduced capital investment per product. Our digital thread makes us ideally suited to solve these challenges for many manufacturing companies by offering world-class speed, low upfront investment, no minimum order quantities, broad manufacturing capabilities, and flexibility to adapt to demand volatility.

Our Process

Our digital thread, which is the combination of our proprietary software and the physical manufacturing process, has enabled us to reinvent manufacturing. Our digital thread ties together each aspect of the online ordering and manufacturing processes, including 3D CAD modeling and visualization tools, proprietary design for manufacturability analysis (DFM), computer aided manufacturing, the manufacturing equipment, and the shop floor data collection systems. Digital manufacturing, and the addition of the digital thread, results in automation that reduces manufacturing and labor costs and increases throughput, enabling us to differentiate ourselves as one of the world’s fastest and most effective solutions for prototype and low volume production use cases.

Our technology allows us to manufacture a broad range of parts and products, across multiple industries and processes and enables us to serve a diverse set of customers. We currently serve all manufacturing industry verticals, with our top industries being medical and healthcare, computer electronics, industrial machinery and equipment, aerospace and automotive.

The Aura Project, a project with our client, Aura, is one example of our broad ability to serve our customers’ use cases. Aura came to us in the midst of the COVID-19 pandemic with a need for prototyping to rapidly bring to market a safe, high-quality ventilator that was also low in cost. Our automated analysis helped reduce their startup cost, and Protolabs’ quick turn sheet metal fabrication and 3D printing helped Aura move quickly through several rounds of iterations to prepare a final design. This product went to market in record time and their ability to rapidly prototype with us was key to their success.

Customer Order

The customer order process begins when the customer uploads one or more 3D CAD models representing the desired part geometry through our web-based customer interfaces. Our websites provide a straightforward means for our customers to submit 3D CAD part designs, including managing projects with multi-part orders, across multiple services and capabilities. Our proprietary software uses complex algorithms to analyze the 3D CAD geometry, analyze its DFM and support the creation of an interactive, web-based quotation containing pricing and manufacturability information. Using this technology, we have analyzed over 7.4 million unique part designs. The artificial intelligence and machine learning provided by each analysis allows us to continually improve our DFM technology. When the analysis is complete, a link to the quotation is then e-mailed to the customer, who can access the quotation, change a variety of order parameters and instantly see the effect on price before finalizing the order.

Digital Manufacturing Process

Our internal manufacturing operations produce parts in-house, while our outsourced manufacturing operations automatically route the parts for production by a global network of premium manufacturing partners.

Internal Manufacturing Operations

For our internal manufacturing operations, once the design is ready and the customer places the order, digital instructions are sent to the production floor where manufacturing can begin immediately. Our proprietary software and business process automates the non-recurring manufacturing engineering in many of our services, removing time and cost from the manufacture of the custom part. With the integrated digital thread, data is shared through the continuum of the manufacturing process, from product conception and design upload to manufacturing, inspection and delivery. This ensures consistency, quality and a high degree of automation. As a result of this automation, we are able to ship parts to customers with industry leading speed at scale.

Outsourced Manufacturing Operations to Network of Manufacturing Partners

Once a customer order is confirmed, Hubs’ proprietary software automatically routes the parts to the right manufacturing partner within minutes using a smart order routing system. Selected highlights of Hubs’ proprietary software platform are:

●	Majority of ordered parts are instantly quoted
●	98% of orders are manufacturable and the design for manufacturability software developed in-house
●	Majority of sourced orders are paired automatically using smart order routing system
●	Machine learning on data of over 7 million parts produced

Shipping Parts to Customers

Once parts are produced through our digital manufacturing process, either in-house or by one of our manufacturing partners, the parts are shipped to our customer. Parts are shipped in as little as one business day from design submission. We ship our parts via small parcel common carriers on standard terms and conditions.

Our Product Lines

Our suite of services falls under our four main product offerings — Injection Molding, CNC Machining, 3D Printing and Sheet Metal. These product lines offer many engineers and buyers the ability to quickly and efficiently outsource their quick-turn custom parts manufacturing. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the historical revenue generated by each of Injection Molding, CNC Machining, 3D Printing and Sheet Metal. In 2021, we augmented our internal manufacturing operations through our acquisition of Hubs to expand the envelope of custom parts we can provide to our customers through a network of premium manufacturing partners in each of our product lines.

Injection Molding

Our Injection Molding product line uses our 3D CAD-to-CNC machining technology for the automated design and manufacture of molds, which are then used to produce custom plastic and liquid silicone rubber injection-molded parts and over-molded and insert-molded injection-molded parts on commercially available equipment. Our Injection Molding product line works best for on-demand production, bridge tooling, pilot runs and functional prototyping. Our affordable molds and quick turnaround times help reduce design risk and limit overall production costs for product developers and engineers. Because we retain possession of the molds, customers who need short-run production often come back to Proto Labs’ Injection Molding product line for additional quantities. They do so to support pilot production for product testing, while their tooling for high-volume production is being prepared, because they need on-demand manufacturing due to disruptions in their manufacturing process, because their product requires limited annual quantity or because they need end-of-life production support. In 2017, we launched an on-demand manufacturing injection molding service. This service utilizes our existing processes, but is designed to fulfill the needs of customers with on-going production needs.

CNC Machining

Our CNC Machining product line uses commercially available CNC machines to offer milling and turning. CNC milling is a manufacturing process that cuts plastic and metal blocks into one or more custom parts based on the 3D CAD model uploaded by the customer. CNC turning is a subtractive manufacturing process that rotates a metal rod while a cutting tool is used to remove material and create final parts. Quick-turn CNC machining works best for prototyping, form and fit testing, jigs and fixtures and functional components for end-use applications.

Industrial 3D Printing

Our Industrial 3D Printing product line includes SL, SLS, DMLS, MJF, PolyJet, Carbon DLS and fused deposition modeling (FDM) processes, which offers customers a wide-variety of high-quality, precision rapid prototyping and low volume production. These processes create parts with a high level of accuracy, detail, strength and durability. Industrial 3D Printing is best suited for functional prototypes, complex designs and end-use applications.

Sheet Metal

Our Sheet Metal product line includes quick-turn and e-commerce-enabled custom sheet metal parts, providing customers with prototype and low-volume production parts. The rapid prototype sheet metal process is most often used when form, fit and function are all a priority. Our manufacturing process uses customer 3D CAD models uploaded by the customer to fabricate rapid prototyping sheet metal or end-use production parts and assemblies.

Our Growth Strategy

We currently operate in a global custom contract manufacturing market which is a form of outsourcing where companies enter into an arrangement or formal agreement with another company or individual for the manufacture of complete parts, products, or components. Since our inception, we have focused on areas where we could automate the manufacturing process via our digital model. Our initial focus was on prototypes and simple parts and have added complexity over time. We have added product lines and expanded those product lines to meet the needs of our customers, which has ultimately driven our growth. Historically, we focused on speed, reliability and quality as key components of our differentiation, and customers used us for production where there was a good fit. We have positioned ourselves to avoid routine, low margin, high-volume commoditized manufacturing. We have evolved from serving primarily fast response prototypes to broader customer use cases including higher requirements, such as a tighter tolerance, broader ranges of lead times and price points and quality and process documentation to support production needs. We have further expanded our offering through the acquisition of Hubs to be able to serve our customers more holistically, augmenting our in-house manufacturing capabilities with a network of premium manufacturing partners to serve our customer needs that currently reside outside of our internal manufacturing capabilities. As we integrate with Hubs, our goal is to go from being one of the fastest and most reliable providers of custom parts to one of the most comprehensive in our four services. Combining our unprecedented in-house manufacturing with Hubs broad services offer and wide variety of price and lead time options expands our ability to provide value to our customers and differentiates us from competitors.

The principal elements of our growth strategy are to:

Establish Platform (2020-2023)

We serve nearly all of our customers over the internet using our e-commerce, digital model. The majority of customers upload CAD files through our secure e-commerce platform to receive a quote, and ultimately, place an order. The order is then processed through our digital model that is connected by our systems.

In the fourth quarter of 2020 in Europe and in the first quarter of 2021 in the United States, we launched Protolabs 2.0 (PL 2.0), a project designed to enhance the functionality and ease of use of our platform and expanded the capabilities of our customer-facing and back-end systems in order to further increase automation and meet the evolving needs of product developers and engineers worldwide.

In 2021, our e-commerce platform was recognized by the World Economic Forum’s Global Lighthouse Network, recognizing our industry leading efforts to implement Fourth Industrial Revolution (4IR) technologies at our Plymouth, MN injection molding facility. The Lighthouse Network serves as a platform for manufacturers showing leadership in using 4IR technologies to share and learn best practices, support new partnerships and help other manufacturers deploy technology, adopt sustainable solutions, and transform their workforces. By implementing manufacturing automation and industrial internet of things technologies like this, we are able to unlock new levels of sustainability and efficiency for ourselves and our customers.

We believe product developers and engineers have come to expect advanced web-based tools and a fully integrated Internet platform from their vendors. In the near term, PL 2.0 provides our customers a more simplified quoting and more intuitive user experience. It requires fewer clicks and provides a better overall buying experience. Further, it allows expanded production capabilities for our customers. In the long-term, we expect PL 2.0 will allow us to launch new services and capabilities faster, help integrate acquisitions more efficiently, and continue to improve the buying experience by monitoring customer feedback and how customers use the system.

Our integration of the Hubs platform will position us to be able to expand our offer to provide our customers with the broadest solution for custom parts and we will continue to deliver innovation through historic and future R&D investment. With the integration of the Protolabs and Hubs architectures into a united platform, we can provide customers a complete offer with a single e-commerce storefront. This combined architecture will connect customers to the right manufacturing solution based on their needs. We will provide a range of price and lead time options providing customers with the most comprehensive custom parts solution in the world.

Accelerate Growth (2022-2026)

Our launch of PL 2.0 and acquisition of Hubs in 2021, will provide the foundation for us to accelerate growth in 2022 and beyond. The enhanced customer experience and expanded offering portfolio is expected to drive higher customer satisfaction, higher annual revenue per customer and improved customer retention. In addition, the new platform will allow us to continue to expand our parts offerings and serve a broader set of customer use cases. We serve a diverse set of customers from over a dozen industries. Accordingly, unlike most traditional manufacturers, we are not reliant on a single industry for growth. Our customers range from small start-ups to multi-national corporations. We continue to capitalize on the e-commerce revolution, as product developers and engineers move from sourcing parts traditionally to the e-commerce experience for sourcing custom parts.

We primarily focus on two types of customers: design engineers and production buyers. Our original customer, and still our largest type of customer, is the design engineer. Design engineers typically value, in order of importance, reliability, speed, quality, breadth of manufacturing capabilities, ease of use and price. Our first growth opportunity is to capture more wallet share by being a single provider for all their needs. The breadth and depth of our offering expanded with our acquisition of Hubs, allowing us to better serve our design engineers. Our enhanced offering is expected to lead to higher customer retention, greater customer satisfaction and increased revenue per customer as we serve more of their product needs.

Our second type of customer is the production buyer. Our ability to move quickly from prototyping to production enables us to serve the low volume, on-demand production needs of our customers. Shorter product life cycles, unpredictable demand, and the need to get products to market more quickly have increased the demand for our production offering. Production buyers typically value, in order of importance, quality, total cost of ownership, reliability, breadth of manufacturing capabilities, ease of use and speed. Transitioning with our customers to production has been a newer growth strategy for us and we historically captured only a portion of production business. Through our internal R&D road map and our acquisition of Hubs, we continue to expand our production capabilities to be able to serve more of our customers’ needs, including offering a variety of price points and lead times, quality documentation and 3D printing production for certain use cases.

Finally, we anticipate our new complete and comprehensive offering will be attractive to new customers. We expect to continue to acquire new customers from traditional shops by communicating the advantages of digital manufacturing.

Expand Profitability (2025 and beyond)

The market in which we play, the tremendous value we deliver to our customers and our ability to expand our capabilities to serve our customers, has allowed us to grow from revenue of $126.0 million in 2012, the year of our IPO, to revenue of $488.1 million in 2021. As we establish our platform and accelerate growth, we are positioned to serve customers more holistically, which we expect will drive continued, long-term sustainable revenue growth, and ultimately, expanded profitability.

In recent years, we have focused on expanding our capabilities and investing in building our base infrastructure to support our long-term growth. Our integrated offer and service expansion will provide the platform for accelerating our growth. Going forward, we aim to leverage scale and innovation to expand profitability and capture enhanced operational efficiencies.

Marketing

As a customer-centric organization, we continue to evolve our go-to-market strategy. We believe we have three marketing opportunities to capitalize on: 1) expanding business with existing customers, including engineers and buyers, 2) engaging buyers who are new to us and are increasing e-commerce spend as manufacturing digitalizes, and 3) capturing engineers who are new to us and are turning to digital manufacturing solutions. Our global marketing effort generates leads for our sales teams and seeks to strengthen our reputation as an industry leader in digital manufacturing services for custom prototyping and low-volume manufacturing. Since we are an agile, technology-based company, much of our marketing activities occur online. We use marketing automation software to enhance the productivity of our marketing and sales teams and continuously track the results of our campaigns to ensure our return on investment.

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

Marketing represents the face of Proto Labs, so it is our goal to actively and intelligently engage buyers and engineers across multiple mediums — whether print, online, social media or in person. By doing this, we gain new customers, drive sales and build brand equity.

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

We believe our sales staff is adept at researching customer companies and networking to find additional customers who may have a need for our products. We also have a team of customer service engineers who can support highly technical engineering discussions with product developers and engineers as required during the sales process. Our revenue is generated from a diverse customer base, with no single customer company representing more than 3% of our total revenue in 2021. We have served over 85% of the 2021 Fortune 500 companies in our target industries.

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

We believe that the key competitive factors in our industry include:

●	Quality: dimensional accuracy, surface finish, color and cleanliness;

●	Speed: turnaround time for quotations and parts;

●	Reliability: highly reliable delivery with predictable lead times;

●	Service: overall customer experience, from web interface to post-sales support;

●	Capability: range of part sizes and dimensional complexities supported, variety of manufacturing processes offered, materials supported and post-processing provided;

●	Scale: ability to support thousands of part designs in parallel;

●	Capacity: ability to manage peaks in demand with very short lead times and no minimum order quantities; and

●	Price: competitive mold and part pricing, including total cost of ownership.

We believe that our digital end-to-end manufacturing capability positions us favorably and has enabled us to become a leader in our markets. We also believe that substantially all of our current direct competitors are smaller than us in terms of size of operations, revenue, number of customers and volume of parts sold, and generally lack our technological capabilities, or where developed at scale, have yet to operate profitably. However, our industry is evolving rapidly and other companies, including potentially larger and more established companies with developed technological capabilities, may begin to focus on low volume, high mix custom parts manufacturing. These companies could more directly compete with us, along with our existing competitors, and could also launch new products and product lines that we do not offer that may quickly gain market acceptance. Any of the foregoing could adversely affect our ability to attract customers.

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

Workforce Demographics

As of December 31, 2021, we had 2,663 full-time employees, including 1,826 full-time employees in the United States, 759 full-time employees in Europe and 78 full-time employees in Japan. We also regularly use independent contractors and other temporary employees across the organization to augment our regular staff. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified, diverse and inclusive personnel.

We are an equal opportunity employer, and we believe that a diverse workforce made up of people with different ideas, strengths, interests and cultural backgrounds drives employee and business success. Our workforce is composed of a diverse group of engineers, technicians and business professionals from around the world and every walk of life.

We believe our employees are critical to our success and continually seek employee feedback to enhance employee engagement. In 2021, our attrition rates were higher than normal. Our attrition rates were 17%, 20% and 8% in the United States, Europe and Japan, respectively.

Compensation

We believe our success depends in large measure on our ability to attract, retain and motivate a broad range of employees to be successful in a dynamic and changing business environment, and that a competitive compensation program is essential. In determining employee compensation, our executive leadership team reviews and considers several factors, including individual and corporate performance, input from managers, competitor market data from third party compensation surveys, our compensation philosophy and key principles, and the leadership’s collective experience and knowledge. Annually, our executive leadership team reviews input from managers throughout our organization, including recommendations as to compensation levels that the managers believe are commensurate with an individual’s job performance, skills, experience, qualifications, criticality to our company and development/career opportunities. We also award long-term equity-based compensation to high performing employees and managers who have the greatest impact on the creation of shareholder value to further align the interests of our employees and shareholders.

Diversity, Equity and Inclusion

At Protolabs, diversity, equity and inclusion matters. We are committed to nurturing a culture where we celebrate diversity, equity and inclusivity as a way of life. Our diversity and inclusion efforts start at the top with our board regularly reviewing initiatives. Our Diversity, Equity and Inclusion (DEI) Leadership Council was established to promote honest conversations, influence best practices and educate our employees. Our DEI Leadership Council members are employee representatives chosen from various functions and locations to work directly with our leadership team to drive change in our work environment. As we continue to grow, we will continue to emphasize employee safety and having an inclusive work environment as top priorities. Our goal is to build diverse teams throughout the global organization and be a role model for the communities where we work and live. Uniqueness defines us as a company, from our custom products to our employees. Our pledge is to promote a global culture that invites, recognizes and embraces each individuals contributions to make a stronger “US”.

Health, Safety and Wellness

We strive to continuously improve our employees’ health, safety and wellness. Our “I Am” safety program teaches that safety is the responsibility of every individual in our organization. We believe this program is the basis for our excellent safety compliance record. We believe that our employees are our most valuable asset, and their safety and health is among our top priorities.

In addition to concentrating on employee safety in the workplace, we also focus on the overall wellbeing of our employees. We continue to invest in a variety of employee health and wellness programs, including gym membership discounts, on-site yoga classes at certain facilities, wellness newsletters and learning sessions, and providing various Employee Assistance Programs.

In response to the COVID-19 pandemic, we are closely monitoring infection rates to ensure appropriate safety measures are in place for the well-being of our employees, customers, and suppliers. Our goal is to minimize the spread of illness, while ensuring we can deliver on our customers' expectations. In accordance with the guidance provided by both the World Health Organization and the U.S. Centers for Disease Control and Prevention, we established safety measures, including social distancing and work-from-home guidelines for positions that can be performed remotely. In addition, we increased our focus on employee mental health during the pandemic by providing employees with mental health resources and enhanced Employee Assistance Programs.

Education

We firmly believe that investing in the education of our employees is critical to our success. Our employees are provided access to a robust learning management system that offers hundreds of courses on various topics ranging from compliance to leadership and for job-specific skills. In 2021, excluding Hubs, employees spent an average of 14 hours per employee in training sessions. We provide an Educational Assistance Program for employees, which offers financial assistance for both professional and personal development to inspire employees to continuously enhance their skills and knowledge. We have a customized leadership development program designed for current and aspiring managers in search of developing their leadership skills. The program provides training on topics that are aligned with our Leadership Principles and our Core Values.

In order to ensure our industry remains robust, we are committed to supporting Science, Technology, Engineering and Mathematics (STEM) programs in the cities where we have facilities. Through the Protolabs Foundation, we provide STEM education grants to eligible organizations. In addition, we partner with schools, colleges and universities to provide various outreach opportunities and sponsorships.

Charitable Giving

We pride ourselves in being a responsible corporate citizen through our Protolabs Foundation. We support several charitable causes with our Employee Matching, Cool Ideas, and Major Gifts Programs. The Foundation’s efforts serve as a sustaining investment in the future of the communities where our employees live and work, and also a commitment to build talent to support the future employment needs of the manufacturing industry. ProtoGivers, our employee led community involvement team, organizes a wide variety of charitable activities, including blood drives, working for Habitat for Humanity projects, volunteering for Feed My Starving Children, and making financial contributions to charitable causes, many of which are matched through the Protolabs Foundation Employee Giving Program. Our financial support and our community outreach programs are intended to improve the quality of life in the communities where we have facilities.

Environment

We are committed to having a positive impact on the environment. In 2021, we were awarded a Manufacturing Leadership Award from the National Association of Manufacturers (NAM) in the Sustainability Leadership category. This category recognizes companies embracing manufacturing processes that are non-polluting, conserve energy and natural resources, and are economically sound and safe for employees, communities, and consumers. In 2020, we installed nearly 1,900 solar panels on the roof of our facility in Plymouth, MN, one of our larger manufacturing facilities. The solar array will cover 20 percent of our future energy use and will offset the equivalent of 1.3 million pounds of CO2 and preserve 775 acres of forest annually.

We strive to maximize recycling in both our manufacturing and office facilities. In our manufacturing facilities, we recycle metal, plastic and water used throughout the manufacturing processes. Finally, the Green Team, an employee-led organization, educates our employees on how they can positively impact the environment, both at work and at home.

Intellectual Property

We regard our patents, trademarks, service marks, trade dress, trade secrets, copyrights, domain names and other intellectual property as valuable to our business and rely on patent, trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, vendors and others to protect our proprietary rights. We register our patents, trademarks and service marks in the United States and other jurisdictions as we deem appropriate. As of December 31, 2021, we owned and had applications pending for patents relating to various aspects of our quoting and manufacturing processes as follows:

Jurisdiction	Issued Patents	Applications Pending
United States	25	14
United Kingdom	2	0

Our patents have expiration dates ranging from 2022 to 2038. We also owned approximately 27 registered United States trademarks or service marks as of December 31, 2021, with corresponding registered protection in Europe and Japan for the most important of these marks such as PROTO LABS, PROTOMOLD, FIRSTCUT, PROTOQUOTE, FIRSTQUOTE, PROTOFLOW and FINELINE, corresponding approved protection in Canada for PROTO LABS, FIRSTCUT and FINELINE, and corresponding registered protection in Australia, Canada and Mexico for PROTOMOLD. There can be no assurance that the steps we take to protect our proprietary rights will be adequate or that third parties will not infringe or misappropriate such rights. We have been subject to claims and expect to be subject to legal proceedings and claims from time to time in the ordinary course of our business. In particular, we may face claims from third parties that we have infringed their patents, trademarks or other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. Any unauthorized disclosure or use of our intellectual property could make it more expensive to do business and harm our operating results.

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

Executive Officers of the Registrant

Set forth below are the names of our current executive officers, their ages, titles, the year first appointed as an executive officer, and employment for the past five years:

Robert Bodor	49	President, Chief Executive Officer and Director
Michael R. Kenison	50	Vice President/General Manager – Americas
Daniel Schumacher	47	Interim Chief Financial Officer
Arthur R. Baker III	54	Chief Technology Officer
Bjoern Klaas	52	Vice President/General Manager and Managing Director – Europe, Middle East and Africa

Executive officers of the Company are elected at the discretion of the board of directors with no fixed terms. There are no family relationships between or among any of the executive officers or directors of the Company.

Robert Bodor. Dr. Bodor has served as our President and Chief Executive Officer since March 2021. Prior to his current position, Dr. Bodor served as Vice President/General Manager - Americas since 2015. From July 2013 to January 2015, Dr. Bodor served as our Chief Technology Officer. From December 2012 to June 2013, Dr. Bodor served as our Director of Business Development. Prior to joining Proto Labs, from January 2011 to December 2012, Dr. Bodor held several roles at Honeywell, most recently leading SaaS business offerings for Honeywell’s Life Safety Division.

Michael R. Kenison. Mr. Kenison has served as our Vice President/General Manager - Americas since June 2021. Prior to his current position, Mr. Kenison led various teams at the company, including as Vice President of Manufacturing, a role he held since 2013. Before his tenure at Protolabs, Mr. Kenison served in several leadership roles within the industry, including as Vice President of Manufacturing at Cardiac Science, Inc. - a medical device provider of defibrillator technology.

Daniel Schumacher. Mr. Schumacher has served as our Interim Chief Financial Officer and principal financial and accounting officer since December 2021. Prior to his current role, Mr. Schumacher led investor communication, forecasting and planning, and business intelligence for the Company as Vice President of Investor Relations and FP&A from April 2017 to December 2021. From 2015 to 2017, Mr. Schumacher served as finance director in the Americas Finance & Operations organization of Stratasys, Inc, a 3D Printing OEM. From 2001 to 2015, Mr. Schumacher was in finance leadership roles of increasing responsibility for Rockwell Automation, an industrial automation company.

Arthur R. Baker III. Dr. Baker has been our Chief Technology Officer since May 2016. Prior to joining Proto Labs, Dr. Baker served as Chief Technology Officer of PaR Systems, a robotics and specialty machine tool builder from 2014 to 2016. From 2005 to 2014, Dr. Baker held multiple positions at MTS Systems, including General Manager of the Test Division, Chief Technology Officer, and Vice President of Engineering and Operations. MTS Systems is a provider of mechanical testing and simulation systems for automotive, aerospace, medical, civil-seismic and general research.

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

Though we plan to continue to expend resources to develop new technologies, processes and product lines, we cannot assure you that we will be able to maintain our current position or continue to compete successfully against current and future sources of competition. Our challenge to develop new products manufactured internally is finding product lines for which our automated quotation and manufacturing processes offer an attractive value proposition, and we may not be able to find any new product lines with potential economies of scale similar to our existing product lines. We mitigate this risk through products offered by our manufacturing partner network via our acquisition of Hubs in 2021. If we do not keep pace with technological change and introduce new technologies, processes and product lines, the demand for our products and product lines may decline and our operating results may suffer.

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

Although our revenue has grown over the past five years from $344.5 million for the year ended December 31, 2017 to $488.1 million for the year ended December 31, 2021, we may not be able to maintain our historical rate of revenue growth. We believe that our continued revenue growth will depend on many factors, a number of which are out of our control, including among others, our ability to:

•	retain and further penetrate existing customer companies, as well as attract new customer companies;

•	consistently execute on custom part orders in a manner that satisfies product developers’ and engineers’ needs and provides them with a superior experience;

•	develop new technologies or manufacturing processes and broaden the range of parts we offer;

•	successfully execute on our international strategy and expand into new geographic markets;

•	capitalize on product developer and engineer expectations for access to comprehensive, user-friendly e-commerce capabilities 24 hours per day, 7 days per week;

•	increase the strength and awareness of our brand across geographic regions;

•	respond to changes in product developer and engineer needs, technology and our industry;

•	successfully integrate operations and offerings of acquisitions;

•	react to challenges from existing and new competitors;

•	continue to attract and retain R&D professionals who will continue to expand our technologies; and

•	respond to an economic recession which negatively impacts manufacturers' ability to innovate and bring new products to market.

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

Privacy and security laws and regulations may limit the use and disclosure of certain information and require us to adopt certain cybersecurity and data handling practices that may affect our ability to effectively market our services to current, past or prospective customers. In many jurisdictions consumers must be notified in the event of a data security breach, and such notification requirements continue to increase in scope and cost. The changing privacy laws in the United States, Europe and elsewhere—including the General Data Protection Regulation (GDPR) in the European Union, which became effective May 25, 2018, and the California Consumer Privacy Act of 2018, which was enacted on June 28, 2018, and became effective on January 1, 2020—create new individual privacy rights and impose increased obligations, including disclosure obligations, on companies handling personal data. The impact of these continuously evolving laws and regulations could have a material adverse effect on the way we use data to digitally market and pursue our customers.

Global economic conditions may harm our ability to do business, increase our costs and negatively affect our stock price.

The prospects for economic growth in regions where we operate remain uncertain and could worsen. Economic concerns and other issues such as reduced access to capital for businesses may cause product developers and engineers to further delay or reduce the product development projects that our business supports. Given the continued uncertainty concerning the global economy, we face risks that may arise from financial difficulties experienced by our suppliers, product developers, and engineers and other related risks to our business.

We operate a global business that exposes us to additional risks.

We have established our operations in the United States, Europe and Japan and are seeking to further expand our international operations. In addition to English, our website is available in British English, French, German, Italian, Japanese and Spanish. Our international revenue accounted for approximately 21%, 20% and 22% of our total revenue in the years ended December 31, 2021, 2020 and 2019, respectively. The future growth and profitability of our international business is subject to a variety of risks and uncertainties. Many of the following factors have adversely affected our international operations and sales to customers located outside of the United States and may again in the future:

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

Climate change, or legal, regulatory or market measures to address climate change, may materially adversely affect our financial condition and business operations.

Climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere could present risks to our future operations from natural disasters and extreme weather conditions, such as hurricanes, tornadoes, earthquakes, wildfires or flooding. Such extreme weather conditions could pose physical risks to our facilities and disrupt operation of our supply chain and may increase operational costs. Concern over climate change could result in new legal or regulatory requirements designed to mitigate the effects of climate change on the environment. If such laws or regulations are more stringent than current legal or regulatory requirements, we may experience increased compliance burdens and costs to meet the regulatory obligations and raw material sourcing, manufacturing operations and the distribution of our products may be affected.

If a natural or man-made disaster strikes any of our manufacturing facilities, we will be unable to manufacture our products for a substantial amount of time and our sales will decline.

All of our in-house manufacturing products are produced in 10 manufacturing facilities, located in Rosemount, Minnesota; Plymouth, Minnesota; Brooklyn Park, Minnesota; Cary, North Carolina; Nashua, New Hampshire (2 facilities); Telford, United Kingdom; Putzbrunn, Germany; Eschenlohe, Germany; and Zama, Kanagawa, Japan. These facilities and the manufacturing equipment we use would be costly to replace and could require substantial lead time to repair or replace. Our facilities may be harmed by natural or man-made disasters, including, without limitation, earthquakes, floods, tornadoes, fires, hurricanes, tsunamis and nuclear disasters.

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

We mitigate such risks through the addition of access to a network of manufacturing partners via our acquisition of Hubs in 2021. Although we possess insurance for damage to our property and the disruption of our business from casualties, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

Any acquisition, strategic relationship, joint venture or investment could disrupt our business and harm our operating results and financial condition.

Our business and our customer base have been built primarily through organic growth. However, from time to time, we may selectively pursue acquisitions, strategic relationships, joint ventures or investments that we believe may allow us to complement our growth strategy, increase market share in our current markets or expand into other markets, or broaden our technology, intellectual property or product line capabilities. For example, in April 2014, we acquired FineLine to enable us to offer our customers 3D printing manufacturing processes; in October 2015, we acquired Alphaform to enable us to expand our 3D printing capabilities in Europe; in November 2017, we acquired RAPID to enable us to offer our customers Sheet Metal and expand our CNC Machining processes; and in 2021 we acquired Hubs to provide our customers with on-demand access to a global network of premium manufacturing partners. We cannot forecast the number, timing or size of any future acquisitions or other similar strategic transactions, or the effect that any such transactions might have on our operating or financial results. Such transactions may be complex, time consuming and expensive, and may present numerous challenges and risks including:

•	an acquired company, asset or technology not furthering our business strategy as anticipated;

•	difficulties entering and competing in new product or geographic markets and increased competition, including price competition;

•	integration challenges;

•	challenges in working with strategic partners and resolving any related disagreements or disputes;

•	high valuation for a company, asset or technology, or changes in the economic or market conditions or assumptions underlying our decision to acquire;

•	significant problems or liabilities associated with acquired businesses, assets or technologies, including increased intellectual property and employment related litigation exposure;

•	acquisition of a significant amount of goodwill, which could result in future impairment charges that would reduce our earnings; and

•	requirements to record substantial charges and amortization expenses related to certain purchased intangible assets, deferred stock compensation and other items, as well as other charges or expenses.

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

We derive almost all of our revenue from the manufacture and sale to product developers and engineers of quick-turn low volumes of custom parts for prototyping, support of internal manufacturing and limited quantity product release. Our business has been, and, we believe, will continue to be, affected by changes in product developer and engineering requirements and preferences, rapid technological change, new product and product line introductions and the emergence of new standards and practices, any of which could render our technology, products and product lines less attractive, uneconomical or obsolete. To the extent that our customers’ need for quick-turn parts decreases significantly for any reason, it would likely have a material adverse effect on our business and operating results and harm our competitive position. In addition, CAD simulation and other technologies may reduce the demand for physical prototype parts. Therefore, we believe that to remain competitive, we must continually enhance and improve our technology, product offerings and product lines.

In particular, we plan to increase our research and development efforts and to continue to focus a significant portion of those efforts to further develop our technology in areas such as our interactive user interface and manufacturing processes and broaden the range of parts that we are able to manufacture. We believe successful execution of this part of our business plan is critical for our ability to compete in our industry and grow our business, and there are no guarantees we will be able to do so in a timely fashion, or at all. Broadening the range of parts we offer is of particular importance since limitations in manufacturability are the primary reason we are not able to fulfill many quotation requests. There are no guarantees that the resources devoted to executing on this aspect of our business plan will improve our business and operating results or result in increased demand for our products and product lines. Failures in this area could adversely impact our operating results and harm our reputation and brand. Even if we are successful in executing in these areas, our industry is subject to rapid and significant technological change, and our competitors may develop new technologies, processes and product lines that are superior to ours. Our research and development costs were approximately $44.2 million, $36.9 million and $32.7 million for the years ended December 31, 2021, 2020 and 2019, respectively, and there is no guarantee that these costs will enable us to maintain or grow our revenue profitability. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for additional discussion related to research and development costs.

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

Over the past several years, we have experienced rapid growth. For example, we have grown from 1,700 full-time employees as of January 1, 2017 to 2,663 full-time employees as of December 31, 2021. We have expanded internationally, including establishing manufacturing operations in Europe in 2005 and Japan in 2009. In 2014, we expanded our product lines with 3D Printing through our acquisition of FineLine. In 2015, we expanded our manufacturing operations and our 3D Printing product lines in Europe through our acquisition of Alphaform. In 2017, we expanded our product lines to include Sheet Metal through our acquisition of RAPID. In 2021, we expanded the breadth of products and lead times we offer through the acquisition of Hubs. We expect this growth to continue and the number of countries and facilities from which we operate to increase in the future. Our ability to effectively manage our anticipated growth and expansion of our operations will require us to do, among other things, the following:

•

enhance our operational, financial and management controls and infrastructure, human resource policies, and reporting systems and procedures, in particular as we continue to operate as a global organization;

•	effectively scale our operations, including accurately predicting the need for floor space, equipment, and additional staffing;

•	integrate the offer and operations of acquisitions;

•	successfully identify, recruit, hire, train, develop, maintain, motivate and integrate additional employees; and

•	expand our international resources.

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

We acquire substantially all of the manufacturing equipment and certain of our materials that are critical to the ongoing operation and future growth of our business from several third parties. We do not have long-term supply contracts with any of our suppliers and operate on a purchase-order basis. While most manufacturing equipment and materials for our products are available from multiple suppliers, certain of those items are only available from single or limited sources. Should any of our present single or limited source suppliers for manufacturing equipment or materials become unavailable or inadequate, or impose terms unacceptable to us such as increased pricing terms, we could be required to spend a significant amount of time and expense to develop alternate sources of supply, and we may not be successful in doing so on terms acceptable to us, or at all. Natural disasters, such as hurricanes, may affect our supply of materials, particularly resins, from time to time, and we may purchase larger amounts of certain materials in anticipation of future shortages or increases in pricing. Global supply chain disruptions may make scarce materials or supplies critical to our product offers and adversely impact our ability to manufacture and deliver products to our customers on time. In addition, if we were unable to find a suitable supplier for a particular type of manufacturing equipment or material, we could be required to modify our existing business processes and offerings to accommodate the situation. As a result, the loss of a single or limited source supplier could adversely affect our relationship with our customers and our results of operations and financial condition.

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

Our operating results and financial condition may fluctuate due to a number of factors, including those listed below and those identified throughout this “Risk Factors” section:

•	the development of new competitive systems or processes by others;

•	the entry of new competitors into our market, whether by established companies or by new companies;

•	ability to economically source products manufactured by our network of premium manufacturing partners;

•	changes in the size and complexity of our organization, including our international operations;

•	levels of sales of our products and product lines to new and existing customers;

•	the geographic distribution of our sales;

•	changes in product developer and engineer preferences or needs;

•	changes in the amount that we invest to develop, acquire or license new technologies and processes, which we anticipate will generally increase and may fluctuate in the future;

•	delays between our expenditures to develop, acquire or license new technologies and processes, and the generation of sales related thereto;

•	our ability to timely and effectively scale our business during periods of sequential quarterly or annual growth;

•	limitations or delays in our ability to reduce our expenses during periods of declining sequential quarterly or annual revenue;

•	changes in our pricing policies or those of our competitors, including our responses to price competition;

•	changes in the amount we spend in our marketing and other efforts;

•	unexpected increases in expenses as compared to our related accounting accruals or operating plan;

•	the volatile global economy;

•	general economic and industry conditions that affect customer demand and product development trends;

•	interruptions to or other problems with our website and interactive user interface, information technology systems, manufacturing processes or other operations;

•	changes in accounting rules and tax and other laws; and

•	plant shutdowns due to health or weather conditions.

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

As a manufacturer of CNC-machined and injection-molded custom parts, we conform to certain international standards, including International Organization for Standardization, or ISO, 9001:2015 for our injection molding facilities and the AS9001D standard for our CNC-machined facilities in Minnesota. In North Carolina, we conform to the ISO 9001:2015 standard for our plastics manufacturing and the AS9100D standard for our metals manufacturing. In New Hampshire, we conform to the ISO 9001:2015 for our sheet metal custom parts and the AS9100D standards for our CNC-machined custom parts. We also conform to international standard ISO 9001:2015 at our manufacturing facilities in Putzbrunn, Germany and Eschenlohe, Germany. Additionally, we conform to international standard ISO 13485 at our manufacturing facility in Eschenlohe, Germany and international standard ISO 14001 at our manufacturing facility in Putzbrunn, Germany. Lastly, we conform to international standards ISO 9001, ISO 14001 and ISO 27001 at our facilities in Japan. If any system inspection reveals that we are not in compliance with applicable standards, registrars may take action against us, including issuing a corrective action request or discontinuing our certifications. If any of these actions were to occur, it could harm our reputation as well as our business, financial condition and operating results.

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

In the year ended December 31, 2021, our common stock traded as high as $286.57 and as low as $47.57. The market for our common stock may become less active, liquid or orderly, which could depress the trading price of our common stock. Some of the factors, many of which are outside of our control, that may cause the market price of our common stock to fluctuate include:

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

We own a facility in Cary, North Carolina that encompasses approximately 77,000 square feet of manufacturing and office space. In October 2021, we entered into an agreement to expand our additive manufacturing footprint at a second location, which will add approximately 120,000 square feet at the end of 2022.

In 2021, we consolidated facilities in Nashua, New Hampshire reducing our total footprint by approximately 18,000 square feet. In May 2021, we purchased one of our previously leased facilities and continue to lease a second facility. The lease expires in 2026.  The New Hampshire facilities provide a total of approximately 128,000 square feet of manufacturing and office space.

In 2021, we leased a facility in Chicago, Illinois that encompasses approximately 10,000 square feet of office space utilized to support our outsourced manufacturing operations.  The lease expires in 2026.

Europe

Our European operations are headquartered in Telford, United Kingdom in a facility we own encompassing approximately 163,000 square feet of office and manufacturing space. In 2021, we constructed a new facility we own in Putzbrunn, Germany which encompasses approximately 70,000 square feet of office and manufacturing space.

We also lease office space in Mosbach, Germany; Le Bourget du Lac, France; Novara, Italy and Nacka, Sweden for sales, customer service and technical support staff. The leases expire at various times from 2023 to 2025. We also lease a manufacturing and office facility encompassing approximately 21,000 square feet in Eschenlohe, Germany. The lease expires in 2024.

Our outsourced manufacturing operations are headquartered in Amsterdam, Netherlands in a leased facility encompassing approximately 12,000 square feet of office space.  The lease expires in 2022.

Japan

Our Japan operations are headquartered in Zama, Kanagawa, Japan (southwest of Tokyo) in a leased facility encompassing approximately 88,000 square feet of office and manufacturing space. The lease expires in 2023.

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

As of February 9, 2022, we had 12 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

Performance Graph

The following graph shows a comparison from December 31, 2016 through December 31, 2021 of the cumulative total return for our common stock, the S&P 500 Index and the Russell 2000 Index. We have selected the Russell 2000 Index because the Russell 2000 Index measures the performance of the small market capitalization segment of U.S. equity instruments and we are a member company included in the Russell 2000 Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the S&P 500 Index and the Russell 2000 Index assume reinvestment of dividends.

Index	12/31/16	06/30/17	12/31/17	06/30/18	12/31/18	06/30/19	12/31/19	06/30/20	12/31/20	06/30/21	12/31/21
Proto Labs, Inc.	100.00	130.96	200.58	231.65	219.65	225.94	197.76	219.03	298.73	178.77	100.00
S&P 500	100.00	108.24	119.42	121.42	111.97	131.40	144.31	138.48	167.77	191.95	212.89
Russell 2000	100.00	104.29	113.14	121.07	99.37	115.43	122.94	106.21	145.52	170.25	165.45

Unregistered Sales of Equity Securities and Issuer Purchases of Equity Securities

On May 15, 2019, the Board of Directors authorized the repurchase of shares of the Company’s common stock from time to time on the open market or in privately negotiated purchases, at an aggregate purchase price of up to $100 million. On December 8, 2021, the Board of Directors of the Company approved an increase to the total expenditure authorized to $150 million. We have $61.9 million remaining under this authorization. The timing and amount of any share repurchases will be determined by our management based on market conditions and other factors. The term of the program runs through December 31, 2023.

During the year ended December 31, 2021, we repurchased 351,582 shares at an average price of $66.19 per share for an aggregate purchase price of $23.3 million.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1, 2021 through October 31, 2021	63,819	$68.06	63,819	$17,800
November 1, 2021 through November 30, 2021	47,737	$50.84	47,737	$15,372
December 1, 2021 through December 31, 2021	68,612	$50.53	68,612	$61,905
	180,168	$56.82	180,168	$61,905

Item 6. [Reserved]

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

Overview

We are one of the world’s largest and fastest digital manufacturers of custom prototypes and on-demand production parts. We manufacture prototypes and low-volume production parts for companies worldwide that are under increasing pressure to bring their finished products to market faster than their competition. We utilize injection molding, computer numerical control (CNC) machining, 3D printing and sheet metal fabrication to manufacture custom parts for our customers. Our proprietary technology eliminates most of the time-consuming and expensive skilled labor conventionally required to quote and manufacture parts. In January 2021, we acquired Hubs, a leading online manufacturing platform based in Amsterdam, Netherlands, that provides customers with on-demand access to a global network of premium manufacturing partners. This acquisition creates an extremely comprehensive digital manufacturing offer, offering the broadest set of manufacturing services with the help of a global network of premium manufacturing partners. Our customers conduct nearly all of their business with us over the Internet. We target our products at the millions of product developers and engineers who use three-dimensional computer-aided design (3D CAD) software to design products across a diverse range of end-markets.

We have experienced significant growth since our inception. Since we first introduced our Injection Molding product line in 1999, we have steadily expanded the size and geometric complexity of the injection-molded parts we are able to manufacture, and we continue to extend the diversity of materials we are able to support. Similarly, since first introducing our CNC Machining product line in 2007, we have expanded the range of part sizes, design geometries and materials we can support. In 2014, we acquired FineLine Prototyping, Inc. (FineLine) to expand the number of process types we offer to include stereolithography (SL), selective laser sintering (SLS) and direct metal laser sintering (DMLS). In 2017, we acquired RAPID to expand the number of process types we offer to include sheet metal fabrication and expand our CNC machining capability. In 2019, we added Carbon DLS to our 3D printing processes, introduced precision color matching on Injection Molding parts and launched production capabilities for metal 3D printing. In 2021, we acquired Hubs to provide customers with on-demand access to a global network of premium manufacturing partners. We also continually seek to enhance other aspects of our technology and manufacturing processes, including our interactive web-based and automated user interface and quoting system. We intend to continue to invest significantly to enhance our technology and manufacturing processes and expand the range of our existing capabilities with the aim of meeting the needs of a broader set of customers. As a result of the factors described above, many of our customers tend to return to Proto Labs to meet their ongoing needs, with approximately 93%, 93% and 92% of our revenue in 2021, 2020 and 2019, respectively, derived from existing customers.

We have established our operations in the United States, Europe and Japan, which we believe are three of the largest geographic markets where product developers and engineers are located. We entered the European market in 2005 and launched operations in Japan in late 2009. We further expanded our operations in the United States through our acquisitions of Fineline in 2014, RAPID in 2017 and Hubs in 2021. Our operations were further expanded in Europe through our acquisitions of Alphaform in 2015 and Hubs in 2021. Our revenue outside of the United States accounted for approximately 21%, 20% and 22% of our consolidated revenue in the years ended December 31, 2021, 2020 and 2019, respectively. We intend to continue to expand our international sales efforts and believe opportunities exist to serve the needs of product developers and engineers in select new geographic regions.

We have grown our total revenue from $344.5 million in 2017 to $488.1 million in 2021. During this period, our operating expenses increased from $121.6 million in 2017 to $182.3 million in 2021. Our recent growth in revenue has been accompanied by increased cost of revenues and operating expenses. We expect to increase investment in our operations to support anticipated future growth as discussed more fully below.

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

Key Financial Measures and Trends

Revenue

Our operations are comprised of three geographic operating segments in the United States, Europe and Japan. Revenue is derived from our Injection Molding, CNC Machining, 3D Printing and Sheet Metal product lines. Injection Molding revenue consists of sales of custom injection molds and injection-molded parts. CNC Machining revenue consists of sales of CNC-machined custom parts. 3D Printing revenue consists of sales of custom 3D-printed parts. Sheet Metal revenue consists of sales of fabricated sheet metal custom parts and assemblies. Our revenue is generated from a diverse customer base, with no single customer company representing more than 3% of our total revenue in 2021. Our historical and current efforts to increase revenue have been directed at gaining new customers and selling to our existing customer base by increasing marketing and selling activities, including:

•	expanding the breadth and scope of our products by adding more sizes and materials to our offerings;

•	the introduction of our 3D Printing product line through our acquisition of FineLine in 2014;

•	expanding 3D printing to Europe through our acquisition of Alphaform in October 2015;

•	the introduction of our Sheet Metal product line through our acquisition of RAPID in 2017;

•	continuously improving the usability of our product lines such as our web-centric applications; and

•	providing customers with on-demand access to a global network of premium manufacturing partners through our acquisition of Hubs in January 2021.

During 2021, we served 55,330 unique product developers and engineers who purchased our products through our web-based customer interface, an increase of 26.3% over the same period in 2020. The increase in product developers served was driven primarily by our acquisition of Hubs. Excluding the impact of Hubs, our product developers served increased 5.2% over the same period in 2020.

During 2020, we served 43,808 unique product developers and engineers who purchased our products through our web-based customer interface, a decrease of 15.7% over the same period in 2019. The unique product developers and engineers served for the year ended December 31, 2020 has been restated to include unique product developers and engineers who purchased injection molding parts only. Historically we included only those developers who purchased injection molds in our metric. In 2020, the economic uncertainty arising from the COVID-19 pandemic impacted the number of product developers and engineers who purchased our products.

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

Our business model requires that we invest in our capacity well in advance of demand to ensure we can fulfill the expectations for quick delivery of our products to our customers. Therefore, over the last several years, we have made significant investments in additional factory space, equipment and infrastructure across our geographic segments. We expect to continue to grow in future periods, which will result in the need for additional investments in factory space and equipment. We expect that these additional costs for factory and equipment expansion can be absorbed by revenue growth, and allow gross margins by product line to remain relatively consistent over time. Our addition of Hubs in 2021 provides a complementary opportunity to add revenue growth through the use of premium manufacturing partners, without the significant investments required by our legacy business model.

We define gross profit as our revenue less our cost of revenue, and we define gross margin as gross profit expressed as a percentage of revenue. Our gross profit and gross margin are affected by many factors, including our mix of revenue by product line, pricing, sales volume, manufacturing costs, the costs associated with increasing production capacity, the mix between domestic and foreign revenue sources, the mix between revenue produced in our internal manufacturing operations and outsourced to our external manufacturing partners, and foreign exchange rates.

Operating Expenses

Operating expenses consist of marketing and sales, research and development and general and administrative expenses. Personnel-related costs are the most significant component in each of these categories.

Our recent growth in operating expenses is mainly due to the launch of our PL 2.0 project, an internal business systems initiative impacting both external customer-facing and internal back-end systems, in the fourth quarter of 2020. During the development of PL 2.0, certain research and development personnel costs were capitalizable as a software development asset. Since the system was placed in service in November 2020, the personnel costs have been expensed as incurred. In addition, amortization expense for the software asset is now being recorded over the systems’ estimated useful lives of seven to ten years. Our business strategy is to continue to be a leading online and technology-enabled manufacturer of quick-turn, on-demand injection-molded, CNC-machined, 3D-printed and sheet metal custom parts for prototyping and low-volume production. In order to achieve our goals, we anticipate continued substantial investments in technology and personnel, resulting in increased operating expenses.

Marketing and sales. Marketing and sales expense consists primarily of employee compensation, benefits, commissions, stock-based compensation, marketing programs such as electronic, print and pay-per-click advertising, trade shows and other related overhead, which includes an allocation of information technology expense including amortization of PL 2.0 software assets. We expect sales and marketing expense to increase in the future as we increase the number of marketing and sales professionals and marketing programs targeted to increase our customer base and grow revenue.

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

General and administrative. General and administrative expense consists primarily of employee compensation, benefits, stock-based compensation, professional service fees related to accounting, tax and legal and other related overhead, which includes an allocation of information technology expense including amortization of PL 2.0 software assets. We expect general and administrative expense to increase in the future as we continue to grow and expand as a global organization.

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

Provision for Income Taxes

Provision for income taxes is comprised of federal, state, local and foreign taxes based on pre-tax income. Overall, our effective tax rate for 2021 and beyond may differ from historical effective tax rates due to increases in losses in foreign operations that are not eligible for tax benefits on account of valuation allowances, as well as any future tax law changes that may impact the effective tax rate.

Results of Operations

The following table summarizes our results of operations and the related changes for the periods indicated. The results below are not necessarily indicative of the results for future periods.

	Year Ended						Year Ended
	December 31,				Change		December 31,				Change
(dollars in thousands)	2021		2020		$	%	2020		2019		$	%

Revenue	$488,098	100.0%	$434,395	100.0%	$53,703	12.4	$434,395	100.0%	$458,728	100.0%	$(24,333)	(5.3)
Cost of revenue	265,407	54.4	216,568	49.9	48,839	22.6	216,568	49.9	223,438	48.7	(6,870)	(3.1)
Gross profit	222,691	45.6	217,827	50.1	4,864	2.2	217,827	50.1	235,290	51.3	(17,463)	(7.4)
Operating expenses:
Marketing and sales	82,175	16.8	69,309	16.0	12,866	18.6	69,309	16.0	72,976	15.9	(3,667)	(5.0)
Research and development	44,241	9.1	36,940	8.5	7,301	19.8	36,940	8.5	32,692	7.1	4,248	13.0
General and administrative	68,436	14.0	51,742	11.9	16,694	32.3	51,742	11.9	49,766	10.9	1,976	4.0
Changes in fair value of contingent consideration	(12,503)	(2.6)	-	-	(12,503)	*	-	-	-	-	-	-
Total operating expenses	182,349	37.3	157,991	36.4	24,358	15.4	157,991	36.4	155,434	33.9	2,557	1.6
Income from operations	40,342	8.3	59,836	13.8	(19,494)	(32.6)	59,836	13.8	79,856	17.4	(20,020)	(25.1)
Other income, net	(158)	-	3,109	0.7	(3,267)	(105.1)	3,109	0.7	1,337	0.3	1,772	132.5
Income before income taxes	40,184	8.2	62,945	14.5	(22,761)	(36.2)	62,945	14.5	81,193	17.7	(18,248)	(22.5)
Provision for income taxes	6,812	1.4	12,078	2.8	(5,266)	(43.6)	12,078	2.8	17,538	3.8	(5,460)	(31.1)
Net income	$33,372	6.8%	$50,867	11.7%	$(17,495)	(34.4%)	$50,867	11.7%	$63,655	13.9%	$(12,788)	(20.1%)

*Percentage change not meaningful

Stock-based compensation expense included in the statements of comprehensive income data above is as follows:

	Year Ended December 31,
(dollars in thousands)	2021	2020	2019

Stock options and grants	$17,553	$13,327	$9,591
Employee stock purchase plan	1,542	1,346	1,190
Total stock-based compensation expense	$19,095	$14,673	$10,781

Cost of revenue	$2,595	$2,451	$2,056
Operating expenses:
Marketing and sales	3,736	3,121	2,632
Research and development	2,833	2,440	1,851
General and administrative	9,931	6,661	4,242
Total stock-based compensation expense	$19,095	$14,673	$10,781

Comparison of Years Ended December 31, 2021 and 2020

Revenue

Revenue by reportable segment and the related changes for 2021 and 2020 is summarized as follows:

	Year Ended December 31,
	2021		2020		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue
United States	$384,458	78.8%	$345,708	79.6%	$38,750	11.2%
Europe	90,399	18.5	74,796	17.2	15,603	20.9
Japan	13,241	2.7	13,891	3.2	(650)	(4.7)
Total revenue	$488,098	100.0%	$434,395	100.0%	$53,703	12.4%

Our revenue increased $53.7 million, or 12.4%, for 2021 compared with 2020. Our revenue for 2021 includes revenue of $33.3 million provided by our acquisition of Hubs. By reportable segment, revenue in the United States increased $38.8 million, or 11.2%, for 2021 compared with 2020. Revenue in Europe increased $15.6 million, or 20.9%, for 2021 compared with 2020. Revenue in Japan decreased $0.7 million, or 4.7%, for 2021 compared with 2020. Excluding Hubs, revenue in the United States increased $21.1 million, or 6.1%, and revenue in Europe decreased $0.1 million, or 0.2%, for 2021 compared to the same period in 2020. International revenue was positively impacted by $3.3 million during 2021 compared to the same period in 2020 as a result of foreign currency movements, primarily the strengthening of the British Pound and Euro relative to the United States Dollar.

During 2021, we served 55,330 unique product developers and engineers, an increase of  26.3% over 2020. The increase in product developers served was driven primarily by our acquisition of Hubs. Excluding the impact of Hubs, our product developers served increased 5.2% over the same period in 2020. Our growth in product developers and engineers served increased at a greater rate than our revenue growth, resulting in a decrease in the average spend per product developer and engineer. The decrease in average spend per product developer and engineer was driven by a change in the mix of products with a lower average order size purchased during the year by product developers and engineers we serve.

Revenue by product line and the related changes for 2021 and 2020 is summarized as follows:

	Year Ended December 31,
	2021		2020		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue
Injection Molding	$226,117	46.3%	$217,992	50.2%	$8,125	3.7%
CNC Machining	166,811	34.2	131,587	30.3	35,224	26.8
3D Printing	72,721	14.9	62,502	14.4	10,219	16.3
Sheet Metal	20,397	4.2	18,838	4.3	1,559	8.3
Other Revenue	2,052	0.4	3,476	0.8	(1,424)	(41.0)
Total revenue	$488,098	100.0%	$434,395	100.0%	$53,703	12.4%

By product line, our revenue increase was driven by a 26.8% increase in CNC Machining revenue, a 16.3% increase in 3D Printing revenue, a 3.7% increase in Injection Molding revenue, and an 8.3% increase in Sheet Metal revenue, which was partially offset by a 41.0% decrease in Other Revenue, in each case for 2021 compared with 2020.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $48.8 million, or 22.6%, for 2021 compared to 2020, which was greater than the rate of revenue increase of 12.4% for 2021 compared to 2020. The increase in cost of revenue was driven by a $28.2 million increase resulting from our acquisition of Hubs.  The $20.6 million increase in cost of revenue in our legacy business was driven by increased volumes and labor shortage resulting in wage inflation, increased overtime and increased recruiting costs, leading to personnel and related cost increases of $12.1 million and an increase in raw material and product costs of $9.6 million, which were partially offset by a decrease in equipment and facility related costs of $1.1 million.

Gross Profit and Gross Margin. Gross profit increased from $217.8 million in 2020 to $222.7 million in 2021. Gross margin decreased from 50.1% of revenue in 2020 to 45.6% of revenue in 2021 primarily due to labor and materials cost inflation and the mix of revenue.

Operating Expenses

Marketing and Sales. Marketing and sales expense increased $12.9 million, or 18.6%, for 2021 compared to 2020. In our legacy business, the increase was driven by personnel and related cost increases of $3.0 million and information technology allocation cost increases, including amortization of PL 2.0 software assets, of $4.4 million. In addition, our acquisition of Hubs provided $5.5 million in marketing and sales expense during 2021.

Research and Development. Our research and development expense increased $7.3 million, or 19.8%, for 2021 compared to 2020 primarily due to personnel and related cost increases of $4.2 million driven by personnel and contractor resources dedicated to the launch of our PL 2.0 system. During the development of PL 2.0, certain research and development personnel costs were capitalizable as a software development asset. Since the system was placed in service in November 2020, the continuing personnel costs have been expensed as incurred. In addition, increases of $3.2 million resulted from our acquisition of Hubs.

General and Administrative. Our general and administrative expense increased $16.7 million, or 32.3%, for 2021 compared to 2020 primarily due to an increase of $9.3 million resulting from our acquisition of Hubs, other professional service cost increases of $5.0 million, stock-based compensation cost increases of $0.9 million, and personnel and related cost increases of $1.6 million.

Changes in fair value of contingent consideration. The fair value of contingent consideration associated with the acquisition of Hubs decreased $12.5 million during 2021. We had no contingent consideration liabilities recorded during 2020.

Income from Operations

Income from operations decreased $19.5 million, or 32.6%, for 2021 compared with 2020. By reportable segment, income from operations for the United States and Europe decreased 0.8% and 93.8%, respectively, and loss from operations and expenses included in Corporate Unallocated and Japan increased 15.3% for 2021 compared with 2020. The decrease in income from operations is primarily driven by the acquisition of Hubs, increases in cost of revenue due to wage and material inflation and the additional costs of PL 2.0, including the amortization of the software asset.

Other (Expense) Income, Net and Provision for Income Taxes

Other (Expense) Income, Net. We recognized other expense, net of $0.2 million in 2021, a decrease of $3.3 million compared to other income, net of $3.1 million for 2020. Other expense, net for 2021 primarily consisted of a $0.9 million loss on foreign currency, which is partially offset by a $0.2 million in interest income and $0.5 million in other income. Other income, net for 2020 primarily consisted of $1.4 million in interest income on investments and a $1.5 million gain on foreign currency.

Provision for Income Taxes. Our income tax provision decreased by $5.3 million for 2021 compared to 2020. The decrease in the provision is primarily due to lower taxable income and the lower effective tax rate. Our effective tax rate of  17.0% for 2021 decreased 2.2% compared to 19.2% for the same period in 2020.

Comparison of Years Ended December 31, 2020 and 2019

For a comparison of our results of operations for fiscal years ended December 31, 2020 and December 31, 2019, see "Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 19, 2021.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(dollars in thousands)	2021	2020	2019

Net cash provided by operating activities	$55,242	$106,969	$116,052
Net cash used in investing activities	(94,664)	(95,473)	(44,303)
Net cash used in financing activities	(22,198)	(10,726)	(31,617)
Effect of exchange rates on cash and cash equivalents	(54)	1,608	47
Net (decrease) increase in cash and cash equivalents	$(61,674)	$2,378	$40,179

Sources of Liquidity

We finance our operations and capital expenditures through cash flow from operations. We had cash and cash equivalents of $65.9 million as of December 31, 2021, a decrease of $61.7 million from December 31, 2020. The decrease in our cash was primarily due to cash used in investing activities for our acquisition of Hubs of $127.4 million, purchases of property, equipment and other capital assets of $34.2 million, and cash used in financing activities for repurchases of common stock of $23.3 million, which were partially offset by net proceeds from investments in marketable securities of $67.0 million and cash generated through operations of $55.2 million. We had cash and cash equivalents of $127.6 million as of December 31, 2020, an increase of $2.4 million from December 31, 2019. The increase in our cash was due primarily to cash generated through operations, partially offset by investing activity and repurchases of common stock. We had cash and cash equivalents of $125.2 million as of December 31, 2019, an increase of $40.2 million from December 31, 2018. The increase in our cash was due primarily to cash generated through operations.

As of December 31, 2021, the amount of cash and cash equivalents held by foreign subsidiaries was $20.6 million. Our intent is to continue to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We believe that our existing cash and cash equivalents together with cash generated from operations will be sufficient to meet our working capital expenditure requirements for at least the next 12 months.

Cash Flows from Operating Activities

Cash flow from operating activities of $55.2 million during 2021 primarily consisted of net income of $33.4 million, adjusted for certain non-cash items, including depreciation and amortization of $40.5 million and stock-based compensation expense of $19.1 million, which were partially offset by a decrease in the fair value of contingent consideration of $13.3 million and changes in operating assets and liabilities and other items totaling $24.5 million. The cash flow from operating activities during 2021 compared to 2020 decreased $51.7 million primarily due to decreases in net income of $17.5 million, increases in accounts receivable of $20.1 million driven by timing of cash receipts, a decrease in the fair value of contingent consideration of $13.3 million, decreases in deferred taxes of $7.2 million, and decreases of $6.0 million in other items, which were partially offset by increases in depreciation and amortization of $7.9 million and increases in stock-based compensation of $4.4 million.

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

Cash Flows from Investing Activities

Cash used in investing activities was $94.7 million for the year ended December 31, 2021, consisting of $127.4 million in cash used for acquisitions, net of cash acquired and $34.2 million for the purchases of property, equipment and other capital assets, which were partially offset by $67.0 million of net proceeds from investments in marketable securities.

Cash used in investing activities was $95.5 million for the year ended December 31, 2020, consisting of $47.0 million for the purchase of property, equipment and other capital assets, $113.2 million for the purchase of marketable securities and $3.0 in other investing activities, which were partially offset by $67.7 million in proceeds from maturities of marketable securities.

Cash Flows from Financing Activities

Cash used in financing activities was $22.2 million for the year ended December 31, 2021, consisting of $23.3 million in repurchases of common stock, $4.2 million in shares withheld for tax obligations associated with equity transactions, and $0.6 million for repayments of finance lease obligations, which were partially offset by $5.9 million in proceeds from the exercise of stock options.

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

Our recent annual capital expenditures have varied between 7% and 20% of annual revenue. We believe future growth capital expenditures, excluding any expenditures for buildings and maintenance capital we might purchase for our operations, are likely to vary between approximately 8% and 12% of annual revenue.

Contractual Obligations

As of December 31, 2021, our contractual obligations are $7.4 million related to current and long-term operating and finance lease liabilities.

Financing Arrangements

We had no financing arrangements as of December 31, 2021 and 2020.

Inflation

We experience normal inflation and changing prices, primarily on our production materials and labor. In 2021 and 2020, wage inflation contributed to our lower gross margin. We do not believe inflation and changing prices had a material effect on our financial condition in 2019.

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

Revenue Recognition

We recognize revenue for our internal and outsourced manufacturing operations in accordance with ASC 606, Revenue from Contracts with Customers. We manufacture custom parts to specific customer orders that have no alternative use to us, and we believe there is a legally enforceable right to payment for performance completed to date on internally and outsourced manufactured parts. For manufactured parts that meet these two criteria, we will recognize revenue over time. Revenue is recognized over time using the input method based on time in production as a percentage of total estimated production time to measure progress toward satisfying performance obligations using the estimated total time necessary to complete the parts per the customer's order and an estimate of inventory and production costs incurred to date. The input method requires an analysis of the incurred time in production and an estimate of the total time necessary to complete the total parts per the customer's order. The majority of our CNC machining, 3D printing, and sheet metal contracts have a single performance obligation. The majority of our injection molding contracts have multiple performance obligations including one obligation to produce the mold and a second obligation to produce parts. For injection molding contracts with multiple performance obligations, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling price based on the price charged to customers.

Goodwill

We recognize goodwill in accordance with ASC 350, Intangibles—Goodwill and Other. Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is allocated to our reporting units, which are determined by the discrete financial information available for the component and whether it is regularly reviewed by segment management. Our reporting units are the United States, Europe and Japan. Goodwill is not amortized.

Goodwill is tested for impairment annually at the beginning of the fourth quarter, and is tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment charge for goodwill is recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount. In 2021, we performed a quantitative analysis based on the performance of Europe in 2021 and the amount of goodwill recorded during the year from the Hubs acquisition. The quantitative impairment test requires judgment, including the identification of reporting units, the assignment of assets, liabilities and goodwill to reporting units, and the determination of fair value of each reporting unit. The impairment test requires the comparison of the fair value of each reporting unit with its carrying amount, including goodwill. In performing the impairment test, we determined the fair value of its reporting units through a combination of  the income approach by using discounted cash flow (DCF) analyses and the market approach through the guideline company method. Determining fair value requires us to make judgments about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis for each reporting unit are based on the reporting unit's budget, long-term business plan and recent operating performance. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting unit and market conditions. Given the inherent uncertainty in determining the assumptions underlying a DCF analysis, actual results may differ from those used in our valuations. In assessing the reasonableness of the determined fair values, we also reconciled the aggregate determined fair value of the Company to the Company's market capitalization, which, at the date of its 2021 impairment test, included a 16 percent control discount. Significant assumptions used in the DCF analysis included long-term revenue growth rates. As a result of the analyses, no impairment was identified.

Capitalized Software Costs

We follow ASC 350-40, Intangibles – Goodwill and Other, Internal-Use Software, in accounting for internally developed software. Costs for internal-use software are evaluated by projected and capitalized where appropriate.

Other Intangible Assets

We recognize other intangibles assets in accordance with ASC 350, Intangibles—Goodwill and Other. Other intangible assets include software technology, customer relationships and other intangible assets acquired from independent parties. We used a multi-period excess earnings method under the income approach to measure the software platform. The significant assumptions used to estimate the value of the software platform included forecasted annual revenue growth, gross margin rates, operating expenses as a percentage of sales and the weighted-average cost of capital, which are affected by our business plans and expectations about future market or economic conditions. Other intangible assets with a definite life are amortized over a period ranging from two to 12 years on a straight line basis, and are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows generated by the asset. As of December 31, 2021 no impairment charges for intangible assets have been recognized.

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

The fair value of each new employee option awarded was estimated on the date of grant for the periods below using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2021	2020	2019

Risk-free interest rate	0.80 - 1.12%	0.50 - 1.47%	2.35 - 2.58%
Expected life (years)	6.25	6.25	6.25
Expected volatility	45.28 - 45.53%	42.40 - 43.83%	42.52 - 42.74%
Expected dividend yield	0%	0%	0%
Weighted average grant date fair value	$128.14	$45.32	$47.84

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

The fair value of each offering period was estimated using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2021	2020	2019

Risk-free interest rate	0.06 - 0.17%	0.12 - 0.17%	1.59 - 2.35%
Expected life (months)	6.00	6.00	6.00
Expected volatility	53.44 - 65.53%	50.85 - 59.99%	42.63 - 53.57%
Expected dividend yield	0%	0%	0%

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

We recognize stock-based compensation expense on a straight-line basis over the requisite service period. We recorded stock-based compensation expense relating to stock options, restricted stock awards, performance stock units and our ESPP of $19.1 million, $14.7 million and $10.8 million during the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had $4.3 million of unrecognized stock-based compensation costs related to unvested stock options that are expected to be recognized over a weighted average period of 2.6 years. We issued options to purchase 57,901, 60,065 and 53,708 shares of our common stock in 2021, 2020 and 2019, respectively. As of December 31, 2021, we had $26.0 million of unrecognized stock-based compensation costs related to non-vested restricted stock, which is expected to be recognized over a weighted average period of 2.4 years. We issued restricted stock awards of 205,996, 108,179 and 115,471 shares of our common stock in 2021, 2020 and 2019, respectively. As of December 31, 2021, we had $0.8 million of unrecognized stock-based compensation costs related to non-vested performance stock, which is expected to be recognized over a weighted average period of 1.8 years. We issued performance stock awards of 15,078, 19,956 and 21,434 shares of our common stock in 2021, 2020 and 2019, respectively.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. The Company recognizes the effect of income tax positions only if sustaining those positions is more likely than not. The Company records penalties and interest related to unrecognized tax benefits in income taxes in the Company’s Consolidated Statements of Income. Including interest and penalties, we have established a liability for uncertain tax positions of $5.7 million as of December 31, 2021.

The effective tax rate decreased by 2.2% for the year ended December 31, 2021 when compared to 2020 primarily due to a one-time benefit from the revaluation of contingent consideration and a benefit from the decrease in the tax liability for uncertain tax positions resulting from the expiration of the statute of limitations. These benefits were partially offset by an increase in the valuation allowances on losses from foreign operations.

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

We have not used forward contracts or currency borrowings to hedge our exposure to foreign currency risk. Foreign currency risk can be assessed by estimating the change in results of operations or financial position resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would generally not have a material impact on our financial position, but could have a material impact on our results of operations. We recognized foreign currency losses of $0.9 million for the year ended December 31, 2021 and foreign currency gains of $1.5 million for the year ended December 31, 2020.

Item 8. Financial Statements and Supplementary Data

Proto Labs, Inc.
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Proto Labs, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Proto Labs, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Revenue Recognized Over Time
Description of the Matter

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company provides quality, quick-turn prototyping and on-demand manufacturing services.  The majority of revenue recognized in a reporting period is based on completed, invoiced contracts.  The Company manufactures custom parts to specific customer orders that have no alternative use to the Company, and the Company believes that there is a legally enforceable right to payment for performance completed to date on these manufactured parts.  Revenue is recognized over time for manufactured parts which meet these two criteria.  For revenue recognized over time, management uses the input method based on time in production as a percentage of total estimated production time to measure progress toward satisfying performance obligations using the estimated total time necessary to complete the parts per the customer's order and an estimate of inventory and production costs incurred to date.

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

To test the Company’s revenue recognition over time, we performed audit procedures that included, among others, inspecting a sample of contracts to evaluate the existence of an enforceable right to payment for performance completed to-date, evaluating the progress towards completion of orders in process through examination of a sample of product shipments subsequent to the end of the reporting period, evaluating the reasonableness of management’s estimate of profit margins based on a comparison to historical margins, testing the appropriateness of the timing and amount of revenue recognized over time based on the underlying inputs, and performing an independent sensitivity analysis to evaluate the impact on revenues of changes in significant assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

Minneapolis, Minnesota

February 18, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Proto Labs, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Proto Labs, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Proto Labs, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of 3D Hubs, Inc. (Hubs), which is included in the 2021 consolidated financial statements of the Company and constituted 4% of total assets as of December 31, 2021 and 7% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Hubs.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Proto Labs, Inc. as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 18, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Minneapolis, Minnesota

February 18, 2022

Proto Labs, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2021	2020

Assets
Current assets
Cash and cash equivalents	$65,929	$127,603
Short-term marketable securities	11,580	34,088
Accounts receivable, net of allowance for doubtful accounts of $1,948 and $1,781 as of December 31, 2021 and December 31, 2020, respectively	80,051	57,877
Inventory	13,161	10,862
Prepaid expenses and other current assets	11,450	11,032
Income taxes receivable	1,321	540
Total current assets	183,492	242,002
Property and equipment, net	280,346	282,666
Goodwill	400,610	128,752
Other intangible assets, net	37,998	14,350
Long-term marketable securities	14,340	59,357
Operating lease assets	5,578	9,855
Finance lease assets	1,898	2,396
Other long-term assets	4,320	4,826
Total assets	$928,582	$744,204

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$25,364	$18,248
Accrued compensation	13,704	11,989
Accrued liabilities and other	11,980	16,193
Current operating lease liabilities	3,298	3,272
Current finance lease liabilities	550	552
Total current liabilities	54,896	50,254
Long-term operating lease liabilities	2,245	7,586
Long-term finance lease liabilities	1,351	1,919
Long-term deferred tax liabilities	35,892	33,854
Other long-term liabilities	5,705	6,235
Total liabilities	100,089	99,848

Shareholders' equity
Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding 0 shares as of December 31, 2021 and December 31, 2020, respectively	-	-
Common stock, $0.001 par value, authorized 150,000,000 shares; issued and outstanding 27,465,945 and 26,776,796 shares as of December 31, 2021 and December 31, 2020, respectively	28	27
Additional paid-in capital	468,548	284,848
Retained earnings	376,734	362,901
Accumulated other comprehensive loss	(16,817)	(3,420)
Total shareholders' equity	828,493	644,356
Total liabilities and shareholders' equity	$928,582	$744,204

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Comprehensive Income
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019

Statements of Operations:
Revenue	$488,098	$434,395	$458,728
Cost of revenue	265,407	216,568	223,438
Gross profit	222,691	217,827	235,290
Operating expenses
Marketing and sales	82,175	69,309	72,976
Research and development	44,241	36,940	32,692
General and administrative	55,933	51,742	49,766
Total operating expenses	182,349	157,991	155,434
Income from operations	40,342	59,836	79,856
Other (expense) income, net	(158)	3,109	1,337
Income before income taxes	40,184	62,945	81,193
Provision for income taxes	6,812	12,078	17,538
Net income	$33,372	$50,867	$63,655

Net income per share:
Basic	$1.21	$1.90	$2.37
Diluted	$1.21	$1.89	$2.35

Shares used to compute net income per share:
Basic	27,617,627	26,737,425	26,866,985
Diluted	27,653,099	26,896,357	27,049,423

Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustments	$(13,278)	$3,598	$1,474
Net unrealized gains (losses) on investments in securities	(119)	-	-
Comprehensive income	$19,975	$54,465	$65,129

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Shareholders' Equity
(In thousands, except share amounts)

	Common Stock		Additional		Accumulated Other
			Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

Balance at January 1, 2019	26,984,747	27	258,502	291,460	(8,492)	541,497
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	128,174	-	1,904	-	-	1,904
Stock-based compensation expense	-	-	10,781	-	-	10,781
Repurchases of Common Stock	(326,462)	-	(3,128)	(30,393)	-	(33,521)
Net income	-	-	-	63,655	-	63,655
Other comprehensive income
Foreign currency translation adjustment	-	-	-	-	1,474	1,474
Comprehensive income						65,129
Balance at December 31, 2019	26,786,459	$27	$268,059	$324,722	$(7,018)	$585,790
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	189,951	-	4,114	-	-	4,114
Stock-based compensation expense	-	-	14,673	-	-	14,673
Repurchases of Common Stock	(199,614)	-	(1,998)	(12,688)	-	(14,686)
Net income				50,867		50,867
Other comprehensive income
Foreign currency translation adjustment	-	-	-	-	3,598	3,598
Comprehensive income						54,465
Balance at December 31, 2020	26,776,796	$27	$284,848	$362,901	$(3,420)	$644,356
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	176,736	-	1,637	-	-	1,637
Common shares issued for Hubs acquisition	863,995	1	166,708	-	-	166,709
Stock-based compensation expense	-	-	19,095	-	-	19,095
Repurchases of Common Stock	(351,582)	-	(3,740)	(19,539)	-	(23,279)
Net income	-	-	-	33,372	-	33,372
Other comprehensive income
Foreign currency translation adjustment	-	-	-	-	(13,278)	(13,278)
Net unrealized gains (losses) on investments in securities	-	-	-	-	(119)	(119)
Comprehensive income						19,975
Balance at December 31, 2021	27,465,945	$28	$468,548	$376,734	$(16,817)	$828,493

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020	2019

Operating activities
Net income	$33,372	$50,867	$63,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,488	32,594	30,864
Stock-based compensation expense	19,095	14,673	10,781
Deferred taxes	339	7,577	6,106
Amortization of marketable securities	-	415	5
Realized loss on available-sale-securities	567	-	-
Changes in fair value of contingent consideration	(13,253)	-	-
Other	275	(336)	391
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(20,112)	(91)	1,848
Inventories	(2,390)	(662)	60
Prepaid expenses and other	64	(1,680)	545
Income taxes	(774)	(1,960)	6,555
Accounts payable	4,654	1,492	(719)
Accrued liabilities and other	(7,083)	4,080	(4,039)
Net cash provided by operating activities	55,242	106,969	116,052

Investing activities
Purchases of property, equipment and other capital assets	(34,209)	(47,010)	(62,230)
Cash used for acquisitions, net of cash acquired	(127,413)	-	-
Purchases of other assets and investments	-	(3,000)	(4,000)
Purchases of marketable securities	(16,159)	(113,200)	(46,403)
Proceeds from sales of marketable securities	64,913	-	-
Proceeds from maturities of marketable securities	18,204	67,737	68,330
Net cash used in investing activities	(94,664)	(95,473)	(44,303)

Financing activities
Proceeds from exercises of stock options	5,862	7,557	4,391
Purchases of shares withheld for tax obligations	(4,225)	(3,443)	(2,487)
Repurchases of common stock	(23,279)	(14,686)	(33,521)
Principal repayments of finance lease obligations	(552)	(154)	-
Other	(4)	-	-
Net cash used in financing activities	(22,198)	(10,726)	(31,617)
Effect of exchange rate changes on cash and cash equivalents	(54)	1,608	47
Net (decrease) increase in cash and cash equivalents	(61,674)	2,378	40,179
Cash and cash equivalents, beginning of period	127,603	125,225	85,046
Cash and cash equivalents, end of period	$65,929	$127,603	$125,225

Supplemental cash flow disclosure
Cash paid for interest	$28	$23	$14
Cash paid for taxes	$7,583	$5,650	$4,002

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Note 1 — Nature of Business

Organization and business

Proto Labs, Inc. and its subsidiaries (Proto Labs, the Company, we, us, or our) is a digital manufacturer of custom prototypes and on-demand production parts. The Company utilizes injection molding, computer numerical control (CNC) machining, 3D printing and sheet metal fabrication to manufacture custom parts for its customers. The Company's customers conduct nearly all of their business over the internet. The Company targets its products to the millions of product developers and engineers who use three-dimensional computer-aided design (3D CAD) software to design products across a diverse range of end-markets. In addition, the Company serves procurement and supply chain professionals seeking to manufacture custom parts on-demand. The Company has established operations in the United States, Europe and Japan, which the Company believes are among the largest geographic markets where these product developers and engineers are located. Through the acquisition of Hubs in 2021, the Company is able to provide its customers access to a global network of premium manufacturing partners who reside across North America, Europe and Asia, complementing its in-house manufacturing. Proto Labs, Inc. is headquartered in Maple Plain, Minnesota. The Company’s subsidiaries are:

Name	Location

PL-US International LLC	United States
Hubs Manufacturing Inc.	United States
3D Hubs Manufacturing LLC	United States
Proto Labs Ltd.	United Kingdom
PL International Holdings, UK, Ltd.	United Kingdom
PL Euro Services Limited	United Kingdom
Proto Labs GmbH	Germany
Proto Labs Tooling GmbH	Germany
3D Hubs B.V.	Netherlands
Proto Labs, G.K.	Japan

Note 2 — Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, as listed within “Organization and business” above. All intercompany accounts and transactions have been eliminated in consolidation.

Comprehensive income

Components of comprehensive income include net income, foreign currency translation adjustments and net unrealized gains and losses on investments in securities. Comprehensive income is disclosed in the accompanying Consolidated Statements of Comprehensive Income and Consolidated Statements of Shareholders’ Equity.

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

Marketable securities

As of December 31, 2021, marketable securities are categorized as available-for-sale and are recorded at fair value.  In the first quarter of 2021, the Company sold held-to-maturity securities in order to partially fund the acquisition of Hubs. As a result of the sale, all remaining marketable securities were reclassified to available-for-sale securities and reported at fair value. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The classification of marketable securities as current or non-current is dependent upon the security’s maturity date. Securities with maturities of three months or less at the time of purchase are categorized as cash equivalents as described above.

As of December 31, 2020, marketable securities included held-to-maturity debt securities recorded at amortized cost. Debt securities were classified as held-to-maturity when the Company had the positive intent and ability to hold the securities to maturity. Held-to-maturity securities were stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization was included in other income, net. Interest on securities classified as held to maturity was included in other income, net. During the first quarter of 2020, the Company adopted the FASB ASU 2016-13, Financial Instruments – Credit Losses. The Company calculated the expected credit loss for each security in its portfolio using the probability-of-default method. The Company concluded the adoption of the guidance had no material impact on its consolidated financial statements.

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

Inventory

Inventory consists primarily of raw materials, which are recorded at the lower of cost or market, using the standard cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.

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

The Company follows ASC 350-40, Internal-Use Software, in accounting for internally developed software. As of December 31, 2021 and 2020, $49.4 million of software development costs were capitalized.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Goodwill

The Company recognizes goodwill in accordance with ASC 350, Intangibles—Goodwill and Other. Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is allocated to the Company's reporting units, which are determined by the discrete financial information available for the component and whether it is regularly reviewed by segment management. The Company's reporting units are the United States, Europe and Japan. Goodwill is not amortized.

Goodwill is tested for impairment annually at the beginning of the fourth quarter, and is tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment charge for goodwill is recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount. In 2021, the Company performed a quantitative analysis based on the performance of Europe in 2021 and the amount of goodwill recorded during the year from the Hubs acquisition. The quantitative impairment test requires judgment, including the identification of reporting units, the assignment of assets, liabilities and goodwill to reporting units, and the determination of fair value of each reporting unit. The impairment test requires the comparison of the fair value of each reporting unit with its carrying amount, including goodwill. In performing the impairment test, the Company determined the fair value of its reporting units through a combination of the income approach by using discounted cash flow (DCF) analyses and the market approach through the guideline company method. Determining fair value requires the Company to make judgments about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis for each reporting unit are based on the reporting unit's budget, long-term business plan and recent operating performance. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting unit and market conditions. Given the inherent uncertainty in determining the assumptions underlying a DCF analysis, actual results may differ from those used in the Company's valuations. In assessing the reasonableness of the determined fair values, the Company also reconciled the aggregate determined fair value of the Company to the Company's market capitalization, which, at the date of its 2021 impairment test, included a 16 percent control discount. Significant assumptions used in the DCF analysis included long-term revenue growth rates. As a result of the analyses, no impairment was identified.

Capitalized Software Costs

The Company follows ASC 350-40, Intangibles – Goodwill and Other, Internal-Use Software, in accounting for internally developed software. Costs for internal use software are evaluated by projected and capitalized where appropriate.

Other Intangible Assets

Other intangible assets include software technology, customer relationships and other intangible assets acquired from other independent parties. Other intangible assets with a definite life are amortized over a period ranging from two to 12 years on a straight line basis, and are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows generated by the asset. The amount of the impairment loss recorded is calculated by the excess of the asset’s carrying value over its fair value.

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

Revenue recognition

The Company recognizes revenue for its internal and outsourced manufacturing operations in accordance with ASC 606, Revenue from Contracts with Customers. The Company manufactures custom parts to specific customer orders that have no alternative use to the Company, and the Company believes there is a legally enforceable right to payment for performance completed to date on internally and outsourced manufactured parts. For manufactured parts that meet these two criteria, the Company will recognize revenue over time. Revenue is recognized over time using the input method based on time in production as a percentage of total estimated production time to measure progress toward satisfying performance obligations using the estimated total time necessary to complete the parts per the customer's order and an estimate of inventory and production costs incurred to date. The input method requires an analysis of the incurred time in production and an estimate of the total time necessary to complete the total parts per the customer's order. The majority of the Company’s injection molding contracts have multiple performance obligations including one obligation to produce the mold and a second obligation to produce parts. For injection molding contracts with multiple performance obligations, the Company allocates revenue to each performance obligation based on its relative standalone selling price. The Company generally determines standalone selling price based on the price charged to customers.

Leases

The Company accounts for leases in accordance with ASC 842, Leases, which requires the balance sheet recognition of lease assets and lease liabilities by lessees for those leases classified as operating and finance leases. The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease assets, current operating lease liabilities and long-term operating lease liabilities in the Consolidated Balance Sheets and are recognized based on the present value of lease payments over the lease term at the commencement date. Finance leases are included in finance lease assets, current finance lease liabilities and long-term finance lease liabilities in the Consolidated Balance Sheets and are recognized based on the present value of lease payments over the lease term at commencement date. The majority of the Company’s leases do not provide an implicit rate of return, therefore, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease agreements that contain non-lease components, with the exception of certain real estate leases, are accounted for as a single lease component.

The Company has operating leases for office space, manufacturing facilities and certain company vehicles and equipment and finance leases for certain company equipment. The leases have remaining lease terms of one year to eight years. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. As of December 31, 2021, the operating lease liability does not include any options to extend or terminate leases.

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

Advertising costs

Advertising is expensed as incurred and was approximately $11.6 million, $11.5 million and $13.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Research and development

Research and development expenses consist primarily of personnel and outside service costs related to the development of new processes and product lines, enhancements of existing product lines, development of software for internal use, maintenance of internally developed software, quality assurance and testing. Costs for internal use software are evaluated by project and capitalized where appropriate under ASC 350-40, Intangibles - Goodwill and Other, Internal-Use Software. Research and development costs were approximately $44.2 million, $36.9 million and $32.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

The Company manufactures parts that have no alternative use to the Company since the parts are custom made to specific customer orders, and the Company believes there is a legally enforceable right to payment for performance completed to date on these manufactured parts. For manufactured parts that meet these two criteria, the Company will recognize revenue over time. Revenue is recognized over time using the input method based on time in production as a percentage of total estimated production time to measure progress toward satisfying performance obligations using the estimated total time necessary to complete the parts per the customer's order and an estimate of inventory and production costs incurred to date. The input method requires an analysis of the incurred time in production and an estimate of the total time necessary to complete the total parts per the customer's order.

Revenue by geographic region for the years ended December 31, 2021, 2020 and 2019 was as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Revenue:
United States	$384,458	$345,708	$360,205
Europe	90,399	74,796	82,805
Japan	13,241	13,891	15,718
Total revenue	$488,098	$434,395	$458,728

Revenue by product line for the years ended December 31, 2021, 2020 and 2019 was as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Revenue:
Injection Molding	$226,117	$217,992	$217,415
CNC Machining	166,811	131,587	155,473
3D Printing	72,721	62,502	61,352
Sheet Metal	20,397	18,838	21,000
Other Revenue	2,052	3,476	3,488
Total revenue	$488,098	$434,395	$458,728

The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within marketing and sales expenses. The value of unsatisfied performance obligations for contracts with an original expected length of one year or less is not material.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Note 4 – Net Income Per Common Share

Basic net income per share is computed based on the weighted average number of common shares outstanding. Diluted net income per share is computed based on the weighted average number of common shares outstanding, increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares. Potentially dilutive shares of common stock include stock options and other stock-based awards granted under stock-based compensation plans and shares committed to be purchased under the employee stock purchase plan. For the year ended December 31, 2021, 113,043 anti-dilutive options were excluded from the calculation of diluted weighted average shares outstanding.

The following table presents the calculation of net income per basic and diluted share attributable to common shareholders:

	Year Ended December 31,
(in thousands, except share and per share amounts)	2021	2020	2019

Net Income	$33,372	$50,867	$63,655

Basic - weighted-average shares outstanding:	27,617,627	26,737,425	26,866,985
Effect of dilutive securities:
Employee stock options and other	35,472	158,932	182,438
Diluted - weighted-average shares outstanding:	27,653,099	26,896,357	27,049,423
Net income per share attributable to common shareholders:
Basic	$1.21	$1.90	$2.37
Diluted	$1.21	$1.89	$2.35

Proto Labs, Inc.

Notes to Consolidated Financial Statements

 Note 5 – Business Combinations

On January 22, 2021, the Company acquired all of the outstanding shares of 3D Hubs, Inc. (Hubs), for $294.1 million, consisting of $127.4 million in cash and 863,995 shares of the Company's common stock valued at $166.7 million on the closing date. The purchase agreement included additional contingent consideration of up to $52.8 million subject to the achievement of performance-based targets during fiscal 2021 and fiscal 2022. The contingent consideration consisted of up to $25.0 million in cash and up to 143,983 shares of the Company's common stock valued at $27.8 million on the closing date.

Hubs is based in Amsterdam, Netherlands and is a leading online manufacturing platform that provides customers with on-demand access to a global network of premium manufacturing partners. The acquisition enhances the Company’s value proposition by expanding the customer offerings, enabling the Company to more holistically serve its customers.

The fair value of the consideration paid for this acquisition has been allocated to the assets purchased and liabilities assumed based on their fair values as of the acquisition date, with any excess recorded as goodwill.  The goodwill associated with the acquisition represents both the strategic and growth opportunities by significantly expanding the customer offering with a network of premium manufacturing partners. The goodwill related to the acquisition is not deductible for tax purposes.

The Company recorded a contingent consideration liability of $13.6 million as of the acquisition date representing the estimated fair value of the amounts payable to former shareholders, as outlined under the terms of the merger agreement, payable subject to the satisfaction of performance-based targets during fiscal year 2021 and fiscal year 2022, as noted above. The fair value of the contingent consideration (Level 3) was determined using a Monte Carlo pricing model. During the year ended December 31, 2021, the Company reversed all previously recorded contingent consideration due to the performance-based targets not being met for fiscal 2021 and those targets would not be met during fiscal 2022. The reversal of the contingent consideration was recorded as a decrease in general and administrative expense in the Consolidated Statements of Comprehensive Income.

The results of Hubs since the date of acquisition have been included within the Company's results. Pro forma disclosures of the consolidated results of the Company with the full year effects of Hubs, as if the acquisition had occurred on January 1, 2020, are not required and have not been separately presented since the impact to the Company's results of operations was not material.

The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Throughout fiscal 2021 the Company recorded adjustments to the preliminary allocation of the purchase price due to changes to the preliminary valuation and finalization of the working capital calculation. Adjustments from the original amounts recorded included a $3.9 million decrease to intangible assets, a $5.5 million increase to goodwill, a $3.3 million increase to contingent consideration, a $1.4 million decrease to deferred tax liabilities, and a decrease to cash paid of $0.3 million. The final purchase price allocation is as follows:

(in thousands)
Assets acquired:
Current assets	$2,497
Intangible assets	30,770
Goodwill	280,925
Other long-term assets	1,139
Total assets acquired	315,331

Liabilities assumed:
Current contingent consideration	7,093
Current liabilities	5,666
Long-term contingent consideration	6,507
Long-term deferred tax liabilities	1,688
Other long-term liabilities	255
Total liabilities assumed	21,209
Net assets acquired	$294,122

Cash paid	$133,847
Cash acquired	(6,434)
Net cash consideration	127,413
Equity portion of purchase price	166,709
Total purchase consideration	$294,122

Note 6 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020 were as follows:

(in thousands)	Dec. 31, 2019	Goodwill acquired during 2020	Dec. 31, 2020	Goodwill acquired during 2021	Foreign currency translation adjustments during 2021	Dec. 31, 2021

United States	$123,883	$-	$123,883	$151,276	$-	$275,159
Europe	4,239	-	4,239	129,649	(9,067)	124,821
Japan	630	-	630	-	-	630
Total goodwill	$128,752	$-	$128,752	$280,925	$(9,067)	$400,610

Goodwill increased $280.9 million for the year ended December 31, 2021 as a result of our acquisition of Hubs. Goodwill has been allocated to the acquired Hubs entities consisting of goodwill of €106.5 million in Europe and $151.3 million in the United States as of the date of the acquisition. The Euro denominated goodwill is translated at the end of each period using the current exchange rates resulting in a foreign currency translation adjustment that is recorded as a component of Other Comprehensive Income.

Intangible assets other than goodwill for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31, 2021			Year Ended December 31, 2020				Weighted Average Useful Life
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Useful Life (in years)	Remaining (in years)

Marketing assets	$930	$(713)	$217	$930	$(620)	$310	10.0	2.3
Non-compete agreement	842	(363)	479	270	(238)	32	2.0 - 5.0	2.9
Software technology	13,229	(5,014)	8,215	13,229	(3,645)	9,584	10.0	6.5
Software platform	26,725	(2,262)	24,463	-	-	-	12.0	11.1
Tradenames	359	(114)	245	-	-	-	3.0	2.1
Customer relationships	12,252	(7,873)	4,379	10,070	(5,646)	4,424	3.0 - 9.0	1.8
Total intangible assets	$54,337	$(16,339)	$37,998	$24,499	$(10,149)	$14,350

Amortization expense for intangible assets for the years ended December 31, 2021, 2020 and 2019 was $6.2 million, $3.0 million and $3.5 million, respectively. The Euro denominated intangible assets are translated at the end of each period using the current exchange rates resulting in a foreign currency translation adjustment that is recorded as a component of Other Comprehensive Income. For the year ended December 31, 2021, the foreign currency translation adjustment was $0.9 million.  There were no foreign currency translation adjustments for the years ended December 31, 2020 and 2019.

Estimated aggregated amortization expense based on the current carrying value of the amortizable intangible assets is as follows:

(in thousands)	Estimated Amortization Expense
2022	$6,172
2023	5,968
2024	3,790
2025	3,690
2026	3,586
Thereafter	14,792
Total estimated amortization expense	$37,998

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

The Company's assets and liabilities that are required to be measured or disclosed at fair value on a recurring basis include cash and cash equivalents and marketable securities. The Company’s cash consists of bank deposits. The Company’s cash equivalents measured at fair value consist of money market mutual funds. The Company determines the fair value of these investments using Level 1 inputs. The Company's marketable securities consist of short-term and long-term agency, municipal, corporate and other debt securities. Fair value for the corporate debt securities is primarily determined based on quoted market prices (Level 1). Fair values for the U.S. municipal securities, U.S. government agency securities, certificates of deposit and U.S. treasury securities are primarily determined using dealer quotes or quoted market prices for similar securities (Level 2). The Company's contingent consideration is the current fair value estimate of amounts owed to the former shareholders of Hubs and is determined using the Monte Carlo pricing model (Level 3). The Company had no contingent consideration as of December 31, 2021.

The following tables summarizes financial assets as of December 31, 2021 and 2020 measured at fair value on a recurring basis:

	December 31, 2021			December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Financial Assets:
Cash and cash equivalents	$65,637	$-	$-	$72,225	$-	$-
Money market mutual fund	292	-	-	55,378	-	-
Marketable securities	7,602	18,318	-	-	-	-
Total	$73,531	$18,318	$-	$127,603	$-	$-

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Note 8 – Marketable Securities

The Company invests in short-term and long-term agency, municipal, corporate and other debt securities. As of December 31, 2021, the securities are categorized as available-for-sale and are recorded at fair value. As of  December 31, 2020, the securities were categorized as held-to-maturity and were recorded at amortized cost, net of an allowance for credit losses. The change in categorization was a result of the sale of securities in the first quarter of 2021 in order to partially fund the acquisition of Hubs and did not have a material impact on our financial statements.

Information regarding the Company’s short-term and long-term marketable securities as of December 31, 2021 and 2020 is as follows:

	December 31, 2021
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government agency securities	$2,500	$-	$(12)	$2,488
Corporate debt securities	9,303	-	(44)	9,259
U.S. municipal securities	12,549	-	(70)	12,479
Commercial paper	-	-	-	-
Certificates of deposit/time deposits	1,687	7	-	1,694
Total marketable securities	$26,039	$7	$(126)	$25,920

	December 31, 2020
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government agency securities	$18,500	$6	$(10)	$18,496
Corporate debt securities	42,048	211	(11)	42,248
U.S. municipal securities	25,003	83	(2)	25,084
Commercial paper	2,499	-	-	2,499
Certificates of deposit/time deposits	5,395	93	-	5,488
Total marketable securities	$93,445	$393	$(23)	$93,815

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

Proto Labs, Inc.

Notes to Consolidated Financial Statements

The December 31, 2021 balance of available-for-sale debt securities by contractual maturity is shown in the following table at fair value. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

December 31,
(in thousands)	2021

Due in one year or less	$11,580
Due after one year through five years	14,340
Total marketable securities	$25,920

Note 9 – Property and Equipment

Property and equipment consists of the following:

	December 31,
(in thousands)	2021	2020

Land	$15,009	$14,028
Buildings and improvements	107,241	77,285
Machinery and equipment	234,900	221,301
Computer hardware and software	81,889	79,207
Leasehold improvements	8,373	7,821
Construction in progress	14,489	33,780
Total	461,901	433,422
Accumulated depreciation and amortization	(181,555)	(150,756)
Property and equipment, net	$280,346	$282,666

 Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $34.3 million, $29.6 million and $27.4 million, respectively.

Note 10 – Inventory

Inventory consists primarily of raw materials, which are recorded at the lower of cost or market using the standard cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.

The Company’s inventory consists of the following:

	December 31,
(in thousands)	2021	2020

Total inventory	13,474	11,122
Allowance for obsolescence	(313)	(260)
Inventory, net of allowance	$13,161	$10,862

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Note 11 – Financing Obligations

The Company had no financing obligations as of December 31, 2021 and 2020.

Note 12 – Employee Benefit Plans

The Company maintains a 401(k) retirement plan that covers employees in the United States. Under the plan, a full-time or regular part-time (over 20 hours/week) employee becomes a participant after completing three months of employment. Employees may elect to contribute up to 50 percent of regular gross pay, subject to federal law limits on the dollar amount that participants may contribute to the plan, each calendar year. The Company matches part of the employee contributions and may make a discretionary contribution to the plan. Total employer contributions were approximately $3.7 million, $3.3 million and $3.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The Company also sponsors a defined contribution retirement plan that covers the employees in the United Kingdom. Total employer contributions were approximately $0.4 million, $0.5 million and $0.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Note 13 – Stock-Based Compensation

The Company has two equity incentive plans: the 2000 Stock Option Plan (2000 Plan) and the 2012 Long-Term Incentive Plan (2012 Plan). Upon the adoption of the 2012 Plan on February 12, 2012, all shares that were reserved but not issued under the 2000 Plan were assumed by the 2012 Plan. No additional awards will be issued under the 2000 Plan. Under the 2012 Plan, the Company has the ability to grant stock options, stock appreciation rights (SARs), restricted stock, performance stock, stock units, other stock-based awards and cash incentive awards. Awards under the 2012 Plan have a maximum term of ten years from the date of grant. The compensation committee of the board of directors may provide that the vesting or payment of any award will be subject to the attainment of specified performance measures in addition to the satisfaction of any continued service requirements, and the compensation committee will determine whether such measures have been achieved. The per share exercise price of stock options and SARs granted under the 2012 Plan generally may not be less than the fair market value of a share of our common stock on the date of the grant. Restricted stock is valued at fair market value on the date of grant.

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

Employees purchased 67,729 and 42,235 shares of common stock under the ESPP at an average exercise price of $61.96 and $85.85 during 2021 and 2020, respectively. As of December 31, 2021, 1,058,866 shares remained available for future issuance under the ESPP.

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

The expected term of stock options is estimated from the vesting period of the award and represents the weighted average period that the Company's stock options are expected to be outstanding. The Company estimates the volatility of its stock price based on the historic volatility of its common stock. The Company bases the risk-free interest rate that it uses in the Black-Scholes option pricing model on U.S. Treasury instruments with maturities similar to the expected term of the award being valued. The Company has never paid and does not anticipate paying, any cash dividends in the foreseeable future and, therefore, the Company uses an expected dividend yield of zero in the option pricing model. The Company accounts for forfeitures as they occur. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period.

The following table summarizes stock-based compensation expense for the years ended December 31, 2021, 2020 and 2019, respectively:

	Year Ended December 31,
(in thousands)	2021	2020	2019

Stock options and other	$17,553	$13,327	$9,591
Employee stock purchase plan	1,542	1,346	1,190
Total stock-based compensation expense	$19,095	$14,673	$10,781

Cost of revenue	$2,595	$2,451	$2,056
Operating expenses:
Marketing and sales	3,736	3,121	2,632
Research and development	2,833	2,440	1,851
General and administrative	9,931	6,661	4,242
Total stock-based compensation expense	$19,095	$14,673	$10,781

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Stock Options

The following table provides the assumptions used in the Black-Scholes option pricing model for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019

Risk-free interest rate	0.80 - 1.12%	0.50 - 1.47%	2.35 - 2.58%
Expected life (years)	6.25	6.25	6.25
Expected volatility	45.28 - 45.53%	42.40 - 43.83%	42.52 - 42.74%
Expected dividend yield	0%	0%	0%
Weighted average grant date fair value	$128.14	$45.32	$47.84

The following table summarizes stock option activity and the weighted average exercise price for the years ended December 31, 2021, 2020 and 2019:

		Weighted-
		Average
	Stock Options	Exercise Price

Options outstanding at January 1, 2019	252,616	$64.71
Granted	53,708	105.81
Exercised	(16,079)	48.67
Cancelled	(13,979)	89.50
Options outstanding at December 31, 2019	276,266	72.38
Granted	60,065	105.79
Exercised	(68,958)	57.00
Cancelled	(37,842)	67.92
Options outstanding at December 31, 2020	229,531	86.46
Granted	57,901	128.14
Exercised	(28,991)	58.78
Cancelled	(25,057)	109.31
Options outstanding at December 31, 2021	233,384	$97.78

Exercisable at December 31, 2021	115,700	$81.30

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

The total intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019, was $3.8 million, $5.4 million and $0.9 million, respectively. The aggregate intrinsic value represents the cumulative difference between the fair market value of the underlying common stock and the option exercise prices.

For options outstanding at December 31, 2021, the weighted-average remaining contractual term was 6.7 years and the aggregate intrinsic value was $0.1 million. For options exercisable at December 31, 2021, the weighted-average remaining contractual term was 5.0 years and the aggregate intrinsic value was $0.1 million. Refer to the table below for additional information.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

The following table summarizes information about stock options outstanding at December 31, 2021:

	Options Outstanding, Vested and Expected to Vest			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)

$7.76 to $31.43	4,624	0.35	30.58	4,624	30.58
$31.44 to $66.87	50,159	3.58	57.13	45,986	57.02
$66.88 to $96.20	41,586	7.82	89.95	9,570	71.68
$96.21 to $180.46	137,015	7.67	117.31	55,520	107.28

The fair value of share-based payment transactions is recognized in the Consolidated Statements of Comprehensive Income. As of December 31, 2021, there was $4.3 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 2.6 years. The total fair value of options vested was $2.1 million, $1.8 million and $1.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Restricted Stock

The 2012 Plan provides for the award of restricted stock or restricted stock units. Restricted stock awards are share settled and restrictions lapse ratably over the vesting period, which is generally a three- to five-year period, beginning on the first anniversary of the grant date, subject to the employee’s continuing service to the Company. For directors, restrictions generally lapse in full on the first anniversary of the grant date.

The following table summarizes restricted stock activity for the years ended December 31, 2021, 2020 and 2019:

		Weighted-
		Average
		Grant Date
	Restricted	Fair Value
	Stock Awards	Per Share

Restricted stock at January 1, 2019	323,921	$79.85
Granted	115,471	106.35
Restrictions lapsed	(92,597)	77.25
Forfeited	(31,822)	87.58
Restricted stock at December 31, 2019	314,973	89.55
Granted	108,179	111.76
Restrictions lapsed	(101,941)	84.70
Forfeited	(14,012)	94.24
Restricted stock at December 31, 2020	307,199	98.87
Granted	205,996	123.61
Restrictions lapsed	(115,908)	91.26
Forfeited	(53,505)	128.05
Restricted stock at December 31, 2021	343,782	$111.79

Proto Labs, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2021, there was $26.0 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 2.4 years.

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

The following table summarizes performance stock activity for the years ended December 31, 2021, 2020 and 2019:

		Weighted-
		Average
		Grant Date
	Performance	Fair Value
	Stock Awards	Per Share

Performance stock at January 1, 2019	52,140	$76.54
Granted	21,434	104.99
Restrictions lapsed	-	-
Performance change	(61,816)	88.06
Forfeited	(2,375)	105.37
Performance stock at December 31, 2019	9,383	58.35
Granted	19,956	118.66
Restrictions lapsed	(7,113)	58.35
Performance change	-	-
Forfeited	(2,270)	58.35
Performance stock at December 31, 2020	19,956	118.66
Granted	15,078	203.64
Restrictions lapsed	-	-
Performance change	(10,366)	192.95
Forfeited	(7,829)	113.91
Performance stock at December 31, 2021	16,839	$115.56

As of December 31, 2021, there was $0.8 million of unrecognized compensation expense related to non-vested performance stock, which is expected to be recognized over a weighted-average period of 1.8 years.

Employee Stock Purchase Plan

The following table presents the assumptions used to estimate the fair value of the ESPP during the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019

Risk-free interest rate	0.06 - 0.17%	0.12 - 0.17%	1.59 - 2.35%
Expected life (months)	6.00	6.00	6.00
Expected volatility	53.44 - 65.53%	50.85 - 59.99%	42.63 - 53.57%
Expected dividend yield	0%	0%	0%

Note 14 – Leases

Supplemental balance sheet information related to leases was as follows:

	December 31,
(in thousands)	2021	2020
Operating lease assets	$5,578	$9,855

Current operating lease liabilities	$3,298	$3,272
Long-term operating lease liabilities	2,245	7,586
Total operating lease liabilities	$5,543	$10,858

Finance lease assets	$1,898	$2,396

Current finance lease liabilities	$550	$552
Long-term finance lease liabilities	1,351	1,919
Total finance lease liabilities	$1,901	$2,471

Lease expense is recognized on a straight-line basis over the lease term, with variable payments recognized in the period those payments are incurred. The components of lease expense for the periods reported were as follows:

	Twelve Months Ended December 31,
(in thousands)	2021	2020
Operating lease cost	$3,391	$4,191
Finance lease cost:
Amortization of right-of-use assets	$498	$143
Interest on lease obligations	$9	$2
Variable lease cost	719	989
Total lease cost	$4,617	$5,325

Maturities of operating and finance lease liabilities as of December 31, 2021 were as follows:

(in thousands)	Operating Leases	Finance Leases
Year Ending December 31,
2022	$2,550	$561
2023	1,308	1,352
2024	751	-
2025	711	-
2026	344	-
After 2027	-	-
Total future minimum lease payments	5,664	1,913
Less interest	(121)	(12)
Present value of lease liabilities	$5,543	$1,901

As of December 31, 2021, we have no operating or finance leases that have not yet commenced.

Weighted average remaining lease term and discount rate was as follows:

	December 31,
	2021	2020
Weighted Average Remaining Lease Term - operating leases (years)	3.1	4.4
Weighted Average Remaining Lease Term - finance leases (years)	1.5	2.5
Weighted Average Discount Rate - operating leases	1.6%	2.6%
Weighted Average Discount Rate - finance leases	0.4%	0.5%

Supplemental cash flow information related to leases was as follows:

	Twelve Months Ended December 31,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,477	$4,426
Operating cash flows from finance leases	$9	$2
Financing cash flows from finance leases	$552	$154

Lease assets obtained in exchange for new operating lease liabilities	5,293	1,506
Lease assets obtained in exchange for new financing lease liabilities	-	2,523

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Note 15 – Accumulated Other Comprehensive Loss

Other comprehensive loss is comprised of foreign currency translation adjustments and net unrealized gains (losses) on investments in securities. The following table presents the changes in accumulated other comprehensive loss balances for the years ending December 31, 2021, 2020 and 2019, respectively:

	Year Ended December 31,
(in thousands)	2021	2020	2019

Balance at beginning of period	$(3,420)	$(7,018)	$(8,492)
Foreign currency translation adjustments
Other comprehensive (loss) income before reclassifications	(13,278)	3,598	1,474
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-
Net current-period other comprehensive (loss) income	(13,278)	3,598	1,474
Net unrealized gains (losses) on investments in securities
Other comprehensive (loss) income before reclassifications	(119)	-	-
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-
Net current-period other comprehensive (loss) income	(119)	-	-
Balance at end of period	$(16,817)	$(3,420)	$(7,018)

Note 16 – Income Taxes

The Company is subject to income tax in multiple jurisdictions and the use of estimates is required to determine the provision for income taxes. For the years ended December 31, 2021, 2020 and 2019, the Company recorded an income tax provision of $6.8 million, $12.1 million and $17.5 million, respectively. The effective income tax rate for the years ended December 31, 2021, 2020 and 2019 was 17.0 percent, 19.2 percent and 21.6 percent, respectively.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

The effective tax rate decreased by 2.2% for the year ended December 31, 2021 when compared to 2020 primarily due to a one-time benefit from the revaluation of contingent consideration and a benefit from the decrease in the tax liability for uncertain tax positions resulting from the expiration of the statute of limitations. These benefits were partially offset by an increase in the valuation allowances on losses from foreign operations.

The Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law on March 27, 2020. The CARES Act was meant to infuse companies with various income and payroll tax cash benefits to ease the impact of the pandemic. A technical correction to the Tax Cuts and Jobs Act of 2017 was included in the CARES Act allowing qualified improvement property to claim bonus depreciation for respective assets placed in service in 2018 and 2019. The impact of the CARES Act to the Company was a $2.9 million reduction to income taxes payable and a corresponding increase to deferred tax liability for the year ended December 31, 2020. In addition, the Company elected to defer deposits of the employer portion of the Social Security tax for the quarter ended March 31, 2020 through the quarter ended December 31, 2020. The Social Security taxes deferred in 2020 were paid in 2021.

The provision for income taxes is based on income before income taxes reported for financial statement purposes. The components of income before income taxes are as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019

Domestic	$42,449	$58,551	$74,841
Foreign	(2,265)	4,394	6,352
Total	$40,184	$62,945	$81,193

Significant components of the provision for income taxes for the following periods are as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019

Current:
Federal	$5,552	$2,128	$6,991
State	975	1,136	2,882
Foreign	(64)	1,241	1,544
Deferred
Federal	(377)	6,904	5,121
State	(814)	(431)	269
Foreign	(1,181)	210	(809)
Valuation Allowance	2,721	890	1,540
Total	$6,812	$12,078	$17,538

A reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019

Federal tax statutory rate	21.0%	21.0%	21.0%
State tax (net of federal benefit)	2.1	2.1	2.1
Share based compensation	(2.3)	(1.3)	(0.5)
Valuation allowance against deferred tax assets	8.9	2.0	1.4
Contingent consideration reduction	(7.0)	-	-
Research and development credit	(4.0)	(3.7)	(2.8)
Foreign rate differential	(2.2)	(0.8)	(0.3)
Tax reserves	(1.0)	1.4	1.1
Provision to return difference	(0.7)	(1.4)	-
Miscellaneous	2.2	(0.1)	(0.4)
Total	17.0%	19.2%	21.6%

Significant components of deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2021	2020

Deferred tax assets:
Accrued expenses	$2,511	$2,155
Leases	1,830	3,598
Warrants and stock options	4,271	3,356
Intangible assets	-	1,693
Inventories	205	172
Research and development credit	2,126	1,661
Other assets	1,111	129
Net operating loss	14,046	6,647
Less valuation allowance	(13,999)	(9,138)
Total deferred tax assets	12,101	10,273
Deferred tax liabilities:
Depreciation	(31,897)	(32,671)
Goodwill	(9,872)	(7,858)
Intangible assets	(4,394)	-
Leases	(1,830)	(3,598)
Total deferred tax liabilities	(47,993)	(44,127)
Net deferred tax liability	$(35,892)	$(33,854)

The Company has recorded no U.S. deferred taxes related to the undistributed earnings of its non-U.S. subsidiaries as of December 31, 2021. Such amounts are intended to be reinvested outside of the United States indefinitely. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings. As of December 31, 2021, the Company had accumulated undistributed earnings in non-U.S. subsidiaries of $2.7 million.

As of December 31, 2021, the Company had estimated net operating loss carry forwards of $14.0 million for tax purposes. The net operating losses relate to operations in Japan, Germany and Netherlands. Japan losses can be carried forward for up to ten years. The remaining Japan net operating losses begin to expire at various dates between 2022 and 2031. The Company’s Japan operations are taxed both by local authorities and in the U.S. Germany net operating losses may be carried forward without any time limitations but are limited to €1 million, plus 60 percent of taxable income exceeding €1 million. Netherlands net operating losses may be carried forward without any time limitations, but are limited to €1 million, plus 50 percent of taxable income exceeding €1 million.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

The Company establishes valuation allowances for deferred tax assets when, after consideration of all positive and negative evidence, it is considered more-likely-than-not that a portion of the deferred tax assets will not be realized. The Company's valuation allowances of $14.0 million and $9.1 million at December 31, 2021 and 2020, respectively, reduce the carrying value of deferred tax assets associated with certain net operating loss carry forwards and other assets with insufficient positive evidence for recognition. The increase in the valuation allowance is primarily attributable to the Netherlands net operating losses acquired in 2021 via the Hubs acquisition.

The Company files a U.S. federal income tax return and income tax returns in various states and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state, or foreign income tax examinations by tax authorities for years before 2017.

The Company has liabilities related to unrecognized tax benefits totaling $4.4 million and $4.8 million at December 31, 2021 and 2020, respectively, that if recognized would result in a reduction of the Company’s effective tax rate. The liabilities are classified as other long-term liabilities in the accompanying consolidated balance sheets. The Company recognizes interest and penalties related to income tax matters in income tax expense and reports the liability in current or long-term income taxes payable as appropriate. Interest and penalties were immaterial for each of the years ended December 31, 2021, 2020 and 2019.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2021	2020

Balance at beginning of period	$4,830	$4,598
Additions for tax positions of current year	491	324
Additions for tax positions of prior years	781	475
Decrease related to expiration of statutes of limitations	(1,738)	(567)
Balance at period end	$4,364	$4,830

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

Revenue and income from operations by reportable segment are as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Revenue:
United States	$384,458	$345,708	$360,205
Europe	90,399	74,796	82,805
Japan	13,241	13,891	15,718
Total revenue	$488,098	$434,395	$458,728

	Year Ended December 31,
(in thousands)	2021	2020	2019
Income from Operations:
United States	$98,001	$98,762	$108,594
Europe	730	11,707	15,077
Corporate Unallocated and Japan	(58,389)	(50,633)	(43,815)
Total income from operations	$40,342	$59,836	$79,856

Total long-lived assets, expenditures for additions to long-lived assets and depreciation and amortization expense are as follows:

	December 31,	December 31,	December 31,
(in thousands)	2021	2020	2019
Long-lived assets:
United States	$215,701	$215,721	$210,171
Europe	59,388	59,388	45,019
Japan	5,257	7,557	8,522
Total long-lived assets	$280,346	$282,666	$263,712

	Year Ended December 31,
(in thousands)	2021	2020	2019
Expenditures for additions to long-lived assets:
United States	$26,698	$29,984	$45,123
Europe	7,378	16,574	14,743
Japan	133	452	2,364
Total expenditures for additions to long-lived assets	$34,209	$47,010	$62,230

Proto Labs, Inc.

Notes to Consolidated Financial Statements

	Year Ended December 31,
(in thousands)	2021	2020	2019
Depreciation and Amortization:
United States	$31,642	$25,744	$24,767
Europe	7,101	5,024	4,746
Japan	1,745	1,826	1,351
Total depreciation and amortization	$40,488	$32,594	$30,864

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 framework). Based on the assessment, management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting is effective. The Company’s registered public accounting firm’s attestation report on the Company’s internal control over financial reporting is provided in Part II, Item 8 of this Annual Report on Form 10-K.

Management has excluded certain elements of Hubs from its assessment of internal control over financial reporting as of December 31, 2021. Those elements of the acquired business’s internal control over financial reporting that were not fully integrated into the Company’s existing internal control over financial reporting during 2021 have been excluded from management’s assessment of the effectiveness of internal control over financial reporting. Hubs is a wholly-owned subsidiary of the Company; its combined total assets (excluding goodwill) and total revenues excluded from our assessment represent approximately 4% and 7%, respectively, of the related consolidated financial statements amounts as of the year ended December 31, 2021.

Changes in Internal Control over Financial Reporting

During the first quarter of 2021, the Company completed the implementation of PL 2.0, an internal business systems initiative impacting both external customer-facing and internal back-end systems. Emphasis has been on the maintenance of effective internal controls throughout development and deployment of all phases. The Company evaluated and concluded the implementation of PL 2.0 has not materially affected the Company's internal control over financial reporting. Based on this evaluation, there have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

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

The information required by this item under Item 405 of Regulation S-K is incorporated herein by reference to the section titled “Corporate Governance — Section 16(a) Beneficial Ownership Reporting Compliance” of our 2022 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The information required by this item under Items 407 (c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference to the section titled “Corporate Governance” of our 2015 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Item 11. Executive Compensation

Information related to this item is incorporated herein by reference to the sections titled “Compensation Discussion and Analysis,” “Corporate Governance — Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” of our 2022 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information related to security ownership required by this item is incorporated herein by reference to the section titled “Security Ownership of Certain Beneficial Owners and Management” of our 2022 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. Information related to our equity compensation plans required by this item is incorporated herein by reference to the section titled “Compensation Discussion and Analysis – Elements of Executive Compensation” of our 2022 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Outstanding Equity Awards

The following table summarizes, as of December 31, 2021, information about shares of our common stock that may be issued under equity compensation plans approved by shareholders and plans not approved by shareholders:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares in first column)

Equity compensation plans approved by shareholders(1)	594,005	$97.78	5,766,876(2)
Equity compensation plans not approved by shareholders	None	N/A	None

(1)	Includes the 2000 Stock Option Plan, the 2012 Long-Term Incentive Plan and our Employee Stock Purchase Plan.
(2)	Includes 1,058,866 shares remaining available for issuance as of December 31, 2021 under our Employee Stock Purchase Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference to the sections titled “Corporate Governance — Certain Relationships and Related Party Transactions,” and “Corporate Governance — Director Independence” of our 2022 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference to the section titled “Fees Paid to Independent Registered Public Accounting Firm” of our 2022 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

3. Exhibits

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

Exhibit Number	Description of Exhibit
2.1(28)	Agreement and Plan of Merger, dated January 18,2021, by and among 3D Hubs, Inc., Proto Labs, Inc., Lithium Merger Sub I, Inc., Lithium Merger Sub II, Inc. and Shareholder Representative Services, LLC
3.1(1)	Third Amended and Restated Articles of Incorporation of Proto Labs, Inc.
3.2(26)	Articles of Amendment to Third Amended and Restated Articles of Incorporation of Proto Labs, Inc. dated May 20, 2015
3.3(2)	Second Amended and Restated By-Laws of Proto Labs, Inc, as amended through November 8, 2016.
4.1(3)	Form of certificate representing common shares of Proto Labs, Inc.
4.2(30)	Description of Securities of Registrant
10.1(4)#	2012 Long-Term Incentive Plan, as amended as of August 5, 2015
10.2(5)#	Form of Incentive Stock Option Agreement under 2012 Long-Term Incentive Plan
10.3(6)#	Form of Non-Statutory Stock Option Agreement (Directors) under 2012 Long-Term Incentive Plan
10.4(7)#	Form of Non-Statutory Stock Option Agreement (U.S. Employees) under 2012 Long-Term Incentive Plan
10.5(8)#	Form of Non-Statutory Stock Option Agreement (U.K. Employees) under 2012 Long-Term Incentive Plan
10.6(9)#	Employee Stock Purchase Plan
10.7(10)	Stock Subscription Warrant issued to John B. Tumelty
10.8(11)#	2000 Stock Option Plan, as amended
10.9(12)#	Form of Incentive Stock Option Agreement under 2000 Stock Option Plan
10.10(13)#	Form of Non-Statutory Stock Option Agreement (Directors) under 2000 Stock Option Plan
10.11(14)#	Form of Non-Statutory Stock Option Agreement (U.S. Employees) under 2000 Stock Option Plan
10.12(15)#	Form of Non-Statutory Stock Option Agreement (U.S. Employees) under 2000 Stock Option Plan
10.13(16)#	Form of Non-Statutory Stock Option Agreement (U.K. Employees) under 2000 Stock Option Plan
10.14(17)#	Amended and Restated Credit Agreement, dated as of September 30, 2011, between Proto Labs, Inc. and Wells Fargo Bank, N.A.
10.15(18)#	Credit Agreement, dated November 27, 2017, by and among Proto Labs and Wells Fargo Bank, National Association
10.16(19)#	Form of U.S. Severance Agreement
10.17(20)#	Form of UK Severance Agreement
10.18(21)#	Amended and Restated Executive Employment Agreement, dated August 1, 2019, by and between Proto Labs, Inc. and Victoria M. Holt
10.19(22)#	Form of Restricted Stock Agreement under 2012 Long-Term Incentive Plan for the initial grant to Victoria M. Holt
10.20(23)#	Form of Restricted Stock Unit Agreement under 2012 Long-Term Incentive Plan (U.S. Employees)
10.21(24)#	Form of Restricted Stock Unit Agreement under 2012 Long-Term Incentive Plan (U.K. Employees)
10.22(25)#	Form of Restricted Stock Unit Agreement under 2012 Long-Term Incentive Plan (Directors)
10.24(27)#	Form of Performance Stock Unit Agreement under 2012 Long-Term Incentive Plan
10.25(29)#	Form of Deferred Stock Unit Agreement under 2012 Long-Term Incentive Plan
10.27(31)#	Form of Executive Severance Agreement
10.22(32)	Executive Employment Agreement, dated January 29, 2021, by and between Proto Labs, Inc. and Robert Bodor
10.23(33)	Consulting Agreement, dated February 4, 2021, by and between Proto Labs, Inc. and Victoria M. Holt
21.1	Subsidiaries of Proto Labs, Inc.
23.1	Consent of Ernst & Young LLP
24.1	Powers of Attorney
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS**	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the Commission on November 8, 2016.
(3)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 1, 2012.
(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed with the Commission on November 3, 2015.
(5)	Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(6)	Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(7)	Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(8)	Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(9)	Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on February 13, 2012.
(10)	Incorporated by reference to Exhibit 99.7 to the Company’s Registration Statement on Form S-8 (File No. 333-179651), filed with the Commission on February 23, 2012.
(11)	Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(12)	Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(13)	Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(14)	Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(15)	Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(16)	Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-175745), filed with the Commission on July 25, 2011.
(17)	Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A (File No. 333-175745), filed with the Commission on October 26, 2011.
(18)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the Commission on December 1, 2017.
(19)	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K, filed with the Commission on March 1, 2013.
(20)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed with the Commission on May 8, 2013.
(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the Commission on August 2, 2019.
(22)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed with the Commission on February 6, 2014.
(23)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the Commission on February 12, 2014.
(24)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed with the Commission on February 12, 2014.
(25)	Incorporated by reference to Exhibit 99.6 to the Company's Registration Statement on Form S-8 (file No. 333-194272), filed with the Commission on March 3, 2014.
(26)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the Commission on May 21, 2015.
(27)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the Commission on February 17, 2017.
(28)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed with the Commission on January 18, 2021.
(29)	Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, filed with the Commission on August 1, 2018.
(30)	Incorporated by reference to Exhibit 4.2 to the Company's Form 10-K, filed with the Commission on February 26, 2020.
(31)	Incorporated by reference to Exhibit 99.2 to the Company's Form 8-K, filed with the Commission on August 2, 2019.
(32)	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, filed with the Commission on February 4, 2021.
(33)	Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K, filed with the Commission on February 4, 2021.

#	Indicates management contract or compensatory plan or arrangement.

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

Proto Labs, Inc.

Date: February 18, 2022	/s/ Robert Bodor
Robert Bodor
President and Chief Executive Officer (Principal Executive Officer)

Date: February 18, 2022	/s/ Daniel Schumacher
Daniel Schumacher
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: February 18, 2022	/s/ Robert Bodor
Robert Bodor
President and Chief Executive Officer and Director (Principal Executive Officer)

Date: February 18, 2022	/s/ Daniel Schumacher
Daniel Schumacher

Interim Chief Financial Officer

(Principal Financial and Accounting Officer)

Chairman of the Board of Directors:

Archie C. Black*

Directors:

Sujeet Chand*

Moonhie Chin*

Rainer Gawlick*

John B. Goodman*

Stacy Greiner*

Donald G. Krantz*

Sven A. Wehrwein*

*Robert Bodor, by signing his name hereto, does hereby sign this document on behalf of each of the above named officers and directors of the registrant pursuant to powers of attorney duly executed by such persons and filed as an exhibit hereto.

Date: February 18, 2022	/s/ Robert Bodor
Robert Bodor
President and Chief Executive Officer (Principal Executive Officer)