Form 10-Q
period 2022-06-30
Proto Labs Inc
filed 2022-08-05
CIK 1443669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,503,100 shares of Common Stock, par value $0.001 per share, were outstanding at July 29, 2022.

Proto Labs, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Proto Labs, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$54,666	$65,929
Short-term marketable securities	24,379	11,580
Accounts receivable, net of allowance for doubtful accounts of $2,130 and $1,948 as of June 30, 2022, and December 31, 2021, respectively	82,469	80,051
Inventory	15,051	13,161
Income taxes receivable	2,627	1,321
Prepaid expenses and other current assets	11,484	11,450
Total current assets	190,676	183,492
Property and equipment, net	260,631	280,346
Goodwill	390,354	400,610
Other intangible assets, net	34,026	37,998
Long-term marketable securities	31,068	14,340
Operating lease assets	4,037	5,578
Finance lease assets	1,649	1,898
Long-term assets held for sale	1,985	-
Other long-term assets	4,223	4,320
Total assets	$918,649	$928,582

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$15,642	$25,364
Accrued compensation	16,687	13,704
Accrued liabilities and other	24,011	11,980
Current operating lease liabilities	2,140	3,298
Current finance lease liabilities	436	550
Total current liabilities	58,916	54,896
Long-term operating lease liabilities	1,886	2,245
Long-term finance lease liabilities	1,188	1,351
Long-term deferred tax liabilities	30,177	35,892
Other long-term liabilities	5,784	5,705
Total liabilities	97,951	100,089

Shareholders' equity
Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding 0 shares as of each of June 30, 2022, and December 31, 2021	-	-
Common stock, $0.001 par value, authorized 150,000,000 shares; issued and outstanding 27,503,100 and 27,465,945 shares as of June 30, 2022, and December 31, 2021, respectively	28	28
Additional paid-in capital	475,740	468,548
Retained earnings	381,079	376,734
Accumulated other comprehensive loss	(36,149)	(16,817)
Total shareholders' equity	820,698	828,493
Total liabilities and shareholders' equity	$918,649	$928,582

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Comprehensive Income
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Statements of Operations:
Revenue	$126,902	$123,048	$251,070	$239,174
Cost of revenue	69,480	66,423	137,844	127,219
Gross profit	57,422	56,625	113,226	111,955
Operating expenses
Marketing and sales	21,055	21,044	41,641	40,524
Research and development	9,450	11,060	20,007	23,241
General and administrative	16,522	8,417	33,293	27,825
Closure of Japan business	5,194	-	5,194	-
Total operating expenses	52,221	40,521	100,135	91,590
Income from operations	5,201	16,104	13,091	20,365
Other income (loss), net	1	137	(299)	(176)
Income before income taxes	5,202	16,241	12,792	20,189
Provision for income taxes	2,645	3,326	5,140	3,562
Net income	$2,557	$12,915	$7,652	$16,627

Net income per share:
Basic	$0.09	$0.47	$0.28	$0.60
Diluted	$0.09	$0.47	$0.28	$0.60

Shares used to compute net income per share:
Basic	27,530,739	27,735,732	27,515,583	27,600,684
Diluted	27,536,823	27,744,870	27,524,019	27,741,464

Comprehensive Income (Loss) (net of tax)
Comprehensive income (loss)	$(11,287)	$14,896	$(11,680)	$11,932

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Shareholders' Equity
(In thousands, except share amounts)

	Common Stock		Additional		Accumulated Other
			Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

Balance at January 1, 2022	27,465,945	28	468,548	376,734	(16,817)	828,493
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	27,716	-	(462)	-	-	(462)
Stock-based compensation expense	-	-	4,397	-	-	4,397
Repurchases of common stock	-	-	-	-	-	-
Net income	-	-	-	5,095	-	5,095
Other comprehensive loss
Foreign currency translation adjustment	-	-	-	-	(4,972)	(4,972)
Net unrealized gains (losses) on investments in securities	-	-	-	-	(516)	(516)
Comprehensive loss						(393)
Balance at March 31, 2022	27,493,661	$28	$472,483	$381,829	$(22,305)	$832,035
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	122,705	-	1,158	-	-	1,158
Stock-based compensation expense	-	-	4,031	-	-	4,031
Repurchases of common stock	(113,266)	-	(1,932)	(3,307)	-	(5,239)
Net income	-	-	-	2,557	-	2,557
Other comprehensive loss
Foreign currency translation adjustment	-	-	-	-	(13,515)	(13,515)
Net unrealized gains (losses) on investments in securities	-	-	-	-	(329)	(329)
Comprehensive loss						(11,287)
Balance at June 30, 2022	27,503,100	$28	$475,740	$381,079	$(36,149)	$820,698

	Common Stock		Additional		Accumulated Other
			Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

Balance at January 1, 2021	26,776,796	27	284,848	362,901	(3,420)	644,356
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	48,955	-	(290)	-	-	(290)
Common shares issued for Hubs acquisition	863,995	1	166,708	-		166,709
Stock-based compensation expense	-	-	5,620	-	-	5,620
Repurchases of common stock	-	-	-	-	-	-
Net income	-	-	-	3,712	-	3,712
Other comprehensive loss
Foreign currency translation adjustment	-	-	-	-	(6,842)	(6,842)
Net unrealized gains (losses) on investments in securities	-	-	-	-	166	166
Comprehensive loss						(2,964)
Balance at March 31, 2021	27,689,746	$28	$456,886	$366,613	$(10,096)	$813,431
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	85,317	-	(81)	-	-	(81)
Stock-based compensation expense	-	-	4,941	-	-	4,941
Repurchases of common stock	(14,000)	-	(149)	(1,061)	-	(1,210)
Net income	-	-	-	12,915	-	12,915
Other comprehensive income
Foreign currency translation adjustment	-	-	-	-	2,030	2,030
Net unrealized gains (losses) on investments in securities	-	-	-	-	(49)	(49)
Comprehensive income						14,896
Balance at June 30, 2021	27,761,063	$28	$461,597	$378,467	$(8,115)	$831,977

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2022	2021

Operating activities
Net income	$7,652	$16,627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,274	20,127
Stock-based compensation expense	8,428	10,561
Deferred taxes	(5,653)	419
Fair value of contingent consideration	-	(7,763)
Impairments related to closure of Japan business	1,792	-
Other	32	269
Changes in operating assets and liabilities:
Accounts receivable	(5,748)	(23,296)
Inventories	(1,783)	1,727
Prepaid expenses and other	(298)	1,810
Income taxes	(1,250)	(4,015)
Accounts payable	(521)	5,011
Accrued liabilities and other	8,115	(748)
Net cash provided by operating activities	31,040	20,729

Investing activities
Purchases of property, equipment and other capital assets	(6,030)	(23,929)
Cash used for acquisitions, net of cash acquired	-	(127,413)
Purchases of marketable securities	(38,882)	(15,159)
Proceeds from sales of marketable securities	1,000	47,694
Proceeds from call redemptions and maturities of marketable securities	7,396	13,725
Net cash used in investing activities	(36,516)	(105,082)

Financing activities
Proceeds from exercises of stock options	2,311	3,838
Purchases of shares withheld for tax obligations	(1,615)	(4,209)
Repurchases of common stock	(5,239)	(1,210)
Principal repayments of finance lease obligations	(278)	(275)
Net cash used in financing activities	(4,821)	(1,856)
Effect of exchange rate changes on cash and cash equivalents	(966)	515
Net decrease in cash and cash equivalents	(11,263)	(85,694)
Cash and cash equivalents, beginning of period	65,929	127,603
Cash and cash equivalents, end of period	$54,666	$41,909

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

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

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. For further information, refer to the audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended  December 31, 2021, as filed with the Securities and Exchange Commission (SEC) on February 18, 2022.

The accompanying Consolidated Balance Sheet as of December 31, 2021 was derived from the audited Consolidated Financial Statements but does not include all disclosures required by U.S. GAAP for a full set of financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Consolidated Financial Statements and Notes included in the Annual Report on Form 10-K filed on February 18, 2022 as referenced above.

On May 27, 2022, the Company's board of directors approved a plan for the closure of the Company's manufacturing facility in Japan and announced an intention to cease operations in the region. Affected employees in Japan will receive severance and other transition assistance that meet or exceed local requirements. The Company expects to substantially complete the closure plan within the next year. The Company's decision to close the Japan business resulted in $5.2 million in operating expenses during the three and six months ended June 30, 2022. Operating expenses included $2.2 million of employee severance, $1.2 million related to the write-down of fixed assets, $0.9 million of facility-related charges, $0.6 million in goodwill impairment charges and $0.3 million in other closure related charges for the three and six months ended June 30, 2022.

Note 2 – Recent Accounting Pronouncements

The Company did not recently adopt any accounting pronouncements that had a material impact on the Company's Consolidated Financial Statements.  There are no pending accounting pronouncements that are expected to have a material impact on the Company's Consolidated Financial Statements.

Note 3 – Net Income per Common Share

Basic net income per share is computed based on the weighted-average number of common shares outstanding. Diluted net income per share is computed based on the weighted-average number of common shares outstanding, increased by the number of additional shares that would have been outstanding had potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares. Potentially dilutive shares of common stock include stock options and other stock-based awards granted under stock-based compensation plans and shares committed to be purchased under the employee stock purchase plan. Performance stock units are excluded from the calculation of dilutive potential common shares until the performance conditions have been satisfied. For the three and six months ended June 30, 2022, 220,776 and 208,840 anti-dilutive options were excluded from the calculation of diluted weighted average shares outstanding.

The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Net income	$2,557	$12,915	$7,652	$16,627

Basic - weighted-average shares outstanding:	27,530,739	27,735,732	27,515,583	27,600,684
Effect of dilutive securities:
Employee stock options and other	6,084	9,138	8,436	140,780
Diluted - weighted-average shares outstanding:	27,536,823	27,744,870	27,524,019	27,741,464
Net income per share:
Basic	$0.09	$0.47	$0.28	$0.60
Diluted	$0.09	$0.47	$0.28	$0.60

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

The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. The final purchase price allocation was as follows:

(in thousands)	Acquisition
Assets acquired:
Current assets	$2,497
Intangible assets	30,770
Goodwill	280,925
Other long-term assets	1,139
Total assets acquired	315,331

Liabilities assumed:
Current contingent consideration	7,093
Current liabilities	5,666
Long-term contingent consideration	6,507
Long-term deferred tax liabilities	1,688
Other long-term liabilities	255
Total liabilities assumed	21,209
Net assets acquired	294,122

Cash paid	133,847
Cash acquired	(6,434)
Net cash consideration	127,413
Equity portion of purchase price	166,709
Total purchase consideration	$294,122

Note 5 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill during the six months ended June 30, 2022 were as follows:

(in thousands)	Six Months Ended June 30, 2022
Balance as of the beginning of the period	$400,610
Goodwill acquired during the period	-
Goodwill written off during the period	(630)
Foreign currency translation adjustments	(9,626)
Balance as of the end of the period	$390,354

Goodwill of $0.6 million was written off as of  June 30, 2022, as a result of the Company's decision to close the Japan manufacturing facility and exit the Japan market. The Japan business was in operations through the second quarter of 2022 and the assets are expected to be available for sale during the second half of 2022. Goodwill has been allocated to the acquired Hubs entities consisting of goodwill of €106.5 million in Europe and $151.3 million in the United States as of the date of the acquisition. The Euro denominated goodwill is translated at the end of each period using the current exchange rates resulting in a foreign currency translation adjustment that is recorded as a component of Other Comprehensive Income.

Intangible assets other than goodwill at  June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022			December 31, 2021			Useful	Weighted Average
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Life (in years)	Useful Life Remaining (in years)
Intangible assets with finite lives:
Marketing assets	$930	$(759)	$171	$930	$(713)	$217	10.0	1.8
Non-compete agreement	822	(423)	399	842	(363)	479	2.0 - 5.0	2.5
Software technology	13,229	(5,699)	7,530	13,229	(5,014)	8,215	10.0	6.0
Software platform	25,777	(3,239)	22,538	26,725	(2,262)	24,463	12.0	10.6
Tradenames	346	(167)	179	359	(114)	245	3.0	1.6
Customer relationships	12,174	(8,965)	3,209	12,252	(7,873)	4,379	3.0 - 9.0	1.3
Total intangible assets	$53,278	$(19,252)	$34,026	$54,337	$(16,339)	$37,998

Intangible assets have been allocated to the acquired Hubs entities consisting of intangible assets of €11.6 million in Europe and $16.6 million in the United States as of the date of the acquisition. The Euro denominated intangible assets are translated at the end of each period using the current exchange rates resulting in a foreign currency translation adjustment that is recorded as a component of Other Comprehensive Income. Foreign currency losses related to intangible assets were $2.0 and $0.9 million as of June 30, 2022 and December 31, 2021, respectively. Amortization expense for intangible assets was $1.5 million for each of the three months ended  June 30, 2022 and 2021, and $3.1 million and $3.0 million for the six months ended June 30, 2022 and 2021, respectively.

Estimated aggregated amortization expense based on the current carrying value of the amortizable intangible assets and current exchange rates is as follows:

(in thousands)	Estimated Amortization Expense
Remaining 2022	$3,029
2023	5,855
2024	3,706
2025	3,608
2026	3,508
Thereafter	14,320
Total estimated amortization expense	$34,026

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

During the first quarter of 2022, a facility the Company owns in Maple Plain, Minnesota, encompassing approximately 35,000 square feet of manufacturing and office space, met the criteria to be held for sale. The assets held for sale were $2.0 million as of June 30, 2022 and are presented on the Company's Consolidated Balance Sheet as Long-term assets held for sale.  The assets held for sale had no impact on the Company’s Consolidated Statements of Operations during the three or six months ended June 30, 2022.

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

The following table summarizes financial assets as of  June 30, 2022 and December 31, 2021 measured at fair value on a recurring basis:

	June 30, 2022			December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial Assets:
Cash	$44,886	$-	$-	$65,637	$-	$-
Money market mutual fund	9,780	-	-	292	-	-
Marketable securities	15,851	39,596	-	7,602	18,318	-
Total	$70,517	$39,596	$-	$73,531	$18,318	$-

Note 8 – Marketable Securities

The Company invests in short-term and long-term agency, municipal, corporate and other debt securities. The securities are categorized as available-for-sale and are recorded at fair value. The following table summarizes information regarding the Company’s short-term and long-term marketable securities as of  June 30, 2022 and December 31, 2021:

	June 30, 2022
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. municipal securities	$17,893	$-	$(365)	$17,528
Corporate debt securities	12,299	-	(234)	12,065
U.S. government agency securities	22,284	2	(355)	21,931
Certificates of deposit/time deposits	941	-	(6)	935
Commercial paper	2,994	-	(6)	2,988
Total marketable securities	$56,411	$2	$(966)	$55,447

	December 31, 2021
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. municipal securities	$12,549	$-	$(70)	$12,479
Corporate debt securities	9,303	-	(44)	9,259
U.S. government agency securities	2,500	-	(12)	2,488
Certificates of deposit/time deposits	1,687	7	-	1,694
Commercial paper	-	-	-	-
Total marketable securities	$26,039	$7	$(126)	$25,920

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

The  June 30, 2022 balance of available-for-sale debt securities by contractual maturity is shown in the following table at fair value. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

June 30,
(in thousands)	2022
Due in one year or less	$24,379
Due after one year through five years	31,068
Total marketable securities	$55,447

Note 9 – Inventory

Inventory consists primarily of raw materials, which are recorded at the lower of cost and net realizable value using the standard cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.

The Company’s inventory consisted of the following as of the dates indicated:

	June 30,	December 31,
(in thousands)	2022	2021
Total inventory	$15,817	$13,474
Allowance for obsolescence	(766)	(313)
Inventory, net of allowance	$15,051	$13,161

Note 10 – Stock-Based Compensation

Under the Company’s 2012 Long-Term Incentive Plan, as amended (the 2012 Plan), the Company had the ability to grant stock options, stock appreciation rights (SARs), restricted stock, restricted stock units, other stock-based awards and cash incentive awards through February 23, 2022. On July 8, 2022, the board of directors approved the Proto Labs, Inc. 2022 Long-Term Incentive Plan (the 2022 Plan), which will take effect on August 29, 2022 subject to approval by the Company's shareholders at our previously noticed Special Meeting of Shareholders on August 29, 2022. No awards have been granted since February 23, 2022 or will be granted under the 2012 Plan until a new long-term incentive plan is approved by shareholders. Awards under the 2012 Plan have a maximum term of ten years from the date of grant. The compensation committee may provide that the vesting or payment of any award will be subject to the attainment of specified performance measures in addition to the satisfaction of any continued service requirements and the compensation committee will determine whether such measures have been achieved. The per-share exercise price of stock options and SARs granted under the 2012 Plan generally may not be less than the fair market value of a share of our common stock on the date of the grant.

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

Stock-Based Compensation Expense

Stock-based compensation expense was $4.0 million and $4.9 million for the three months ended  June 30, 2022 and 2021, respectively, and $8.4 and $10.6 million for the six months ended June 30, 2022 and 2021, respectively.

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2022:

		Weighted-
		Average
	Stock Options	Exercise Price
Options outstanding at December 31, 2021	233,384	$97.78
Granted	52,992	59.40
Exercised	(3,114)	30.58
Forfeited	(34,075)	90.61
Expired	(28,411)	84.92
Options outstanding at June 30, 2022	220,776	$92.28

Exercisable at June 30, 2022	113,652	$92.57

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

The weighted-average grant date fair value of options that were granted during the six months ended June 30, 2022 was $27.84.

The following table provides the assumptions used in the Black-Scholes pricing model valuation of options during the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Risk-free interest rate	1.94%	0.80% - 1.12%
Expected life (years)	6.25	6.25
Expected volatility	45.95%	45.28 - 45.35%
Expected dividend yield	0%	0%

As of June 30, 2022, there was $4.0 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.7 years.

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

The following table summarizes restricted stock activity during the six months ended June 30, 2022:

		Weighted-
		Average
		Grant Date
	Restricted	Fair Value
	Stock	Per Share
Restricted stock at December 31, 2021	343,782	$111.79
Granted	44,782	59.40
Restrictions lapsed	(119,315)	105.06
Forfeited	(32,814)	107.48
Restricted stock at June 30, 2022	236,435	$105.90

As of June 30, 2022, there was $18.8 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 2.3 years.

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

The following table summarizes performance stock activity during the six months ended June 30, 2022:

		Weighted-
		Average
		Grant Date
	Performance	Fair Value
	Stock	Per Share
Performance stock at December 31, 2021	16,839	$115.56
Granted	32,620	100.33
Restrictions lapsed	-	-
Performance change	-	-
Forfeited	(3,578)	121.79
Performance stock at June 30, 2022	45,881	$113.25

The following table provides the assumptions used in the Monte Carlo pricing model valuation of PSUs during the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Risk-free interest rate	1.76%	0.22%
Expected life (years)	2.87	2.87
Expected volatility	53.50%	51.40%
Expected dividend yield	0%	0%

As of June 30, 2022, there was $3.0 million of unrecognized compensation expense related to non-vested performance stock, which is expected to be recognized over a weighted-average period of 2.5 years.

Employee Stock Purchase Plan

The following table presents the assumptions used to estimate the fair value of the ESPP during the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Risk-free interest rate	0.17 - 2.06%	0.06 - 0.12%
Expected life (months)	6.00	6.00
Expected volatility	47.05 - 53.44%	50.85 - 65.53%
Expected dividend yield	0%	0%

 Note 11 – Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of foreign currency translation adjustments and net unrealized gains (losses) on investments in securities. The following table presents the changes in accumulated other comprehensive income (loss) balances during the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021

Balance at beginning of period	$(22,305)	$(10,096)	$(16,817)	$(3,420)
Foreign currency translation adjustments
Other comprehensive income (loss) before reclassifications	(13,515)	2,030	(18,487)	(4,812)
Amounts reclassified from accumulated other comprehensive loss	-	-	-	-
Net current-period other comprehensive income (loss)	(13,515)	2,030	(18,487)	(4,812)
Net unrealized gains (losses) on investments in securities
Other comprehensive income (loss) before reclassifications	(329)	(49)	(845)	117
Amounts reclassified from accumulated other comprehensive loss	-	-	-	-
Net current-period other comprehensive income (loss)	(329)	(49)	(845)	117
Balance at end of period	$(36,149)	$(8,115)	$(36,149)	$(8,115)

Note 12 – Income Taxes

The Company is subject to income tax in multiple jurisdictions and the use of estimates is required to determine the provision for income taxes. For the three months ended  June 30, 2022 and 2021, the Company recorded an income tax provision of $2.6 million and $3.3 million, respectively. For the six months ended June 30, 2022 and 2021, the Company recorded an income tax provision of $5.1 million and $3.6 million, respectively. The income tax provision is based on the estimated annual effective tax rate for the year applied to pre-tax income. The effective income tax rate for the three months ended  June 30, 2022 was 50.8 percent compared to 20.5 percent in the same period of the prior year. The effective tax rate increased by 30.3 percent for the three months ended  June 30, 2022 when compared to the same period in 2021, primarily due to a decrease in tax benefits from the vesting of restricted stock and the exercise of stock options, as well as an increase in losses in jurisdictions, primarily Japan, that are not eligible for tax benefits due to valuation allowances. The effective income tax rate for the six months ended  June 30, 2022 was 40.2 percent compared to 17.6 percent in the same period of the prior year. The effective tax rate increased by 22.6 percent for the six months ended  June 30, 2022 when compared to the same period in 2021, primarily due to a decrease in tax benefits from the vesting of restricted stock and the exercise of stock options, as well as an increase in losses in jurisdictions, primarily Japan, that are not eligible for tax benefits due to valuation allowances.

The effective income tax rate for the six months ended June 30, 2022 differs from the U.S. federal statutory rate of 21.0 percent due to various factors, including operating in multiple state and foreign jurisdictions and tax credits for which the Company qualifies.

The Company had unrecognized tax benefits totaling $4.3 million as of June 30, 2022 and $4.4 million as of  December 31, 2021, respectively, that if recognized would result in a reduction of the Company’s effective tax rate. The liabilities are classified as other long-term liabilities in the accompanying consolidated balance sheets. The Company recognizes interest and penalties related to income tax matters in income tax expense and reports the liability in current or long-term income taxes payable as appropriate.

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

Revenue and income from operations by reportable segment for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Revenue:
United States	$100,655	$95,344	$196,151	$186,397
Europe	23,391	24,655	47,977	46,104
Japan	2,856	3,049	6,942	6,673
Total revenue	$126,902	$123,048	$251,070	$239,174

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Income (Loss) from Operations:
United States	$26,168	$26,280	$48,691	$48,783
Europe	(2,249)	5,063	(3,928)	3,692
Corporate Unallocated and Japan	(18,718)	(15,239)	(31,672)	(32,110)
Total Income from Operations	$5,201	$16,104	$13,091	$20,365

Total long-lived assets at  June 30, 2022 and December 31, 2021 were as follows:

	June 30,	December 31,
(in thousands)	2022	2021
Total long-lived assets:
United States	$205,090	$215,701
Europe	52,880	59,388
Japan	2,661	5,257
Total Long-lived Assets	$260,631	$280,346

The Company's decision to exit Japan resulted in a $1.2 million impairment of fixed assets during the three and six months ended June 30, 2022. The Japan business was in operations through the second quarter of 2022 and the fixed assets are expected to be available for sale during the second half of 2022.

Revenue by product line for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Revenue:
Injection Molding	$53,355	$58,168	$106,753	$114,527
CNC Machining	48,222	41,592	94,320	78,295
3D Printing	19,963	18,170	39,635	35,405
Sheet Metal	5,160	4,717	9,847	9,936
Other Revenue	202	401	515	1,011
Total revenue	$126,902	$123,048	$251,070	$239,174

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

On May 27, 2022, our board of directors approved a plan for the closure of our manufacturing facility in Japan and announced an intention to cease operations in the region. Affected employees in Japan will receive severance and other transition assistance that meet or exceed local requirements. We expect to substantially complete the closure plan within the next year. Our decision to close the Japan business resulted in $5.2 million in operating expenses during the three and six months ended June 30, 2022. Operating expenses included $2.2 million of employee severance, $1.2 million related to the write-down of fixed assets, $0.9 million of facility-related charges, $0.6 million in goodwill impairment charges and $0.3 million in other closure related charges for the three and six months ended June 30, 2022.

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

During the three months ended June 30, 2022, we served 24,058 unique product developers and engineers who purchased our products through our web-based customer interface, an increase of 3.4% over the same period in 2021. During the six months ended June 30, 2022, we served 36,878 unique product developers and engineers who purchased our products through our web-based customer interface, an increase of 5.2% over the same period in 2021.

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

The launch of our Protolabs 2.0 project, an internal business systems initiative impacting both external customer-facing and internal back-end systems, in the United States in the first quarter of 2021, and our acquisition of Hubs in January 2021, led to higher operating expenses in the first six months of 2021. Our business strategy is to continue to be a leading online and technology-enabled manufacturer of quick-turn, on-demand injection-molded, CNC-machined, 3D-printed and sheet metal custom parts for prototyping and low-volume production. In order to achieve our goals, we anticipate continued substantial investments in technology and personnel, resulting in increased operating expenses in the future.

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

Closure of Japan business. Closure of Japan business expense is driven by our decision to close the Japan manufacturing facility and exit the Japan market. The expenses consist primarily of operating expense, including employee severance, write-down of fixed assets, facility-related charges and goodwill impairment charges.

Other Income (Loss), net

Other income (loss), net primarily consists of foreign currency-related gains and losses and interest income on cash balances and investments. Our foreign currency-related gains and losses will vary depending upon movements in underlying exchange rates. Our interest income will vary each reporting period depending on our average cash balances during the period, composition of our marketable security portfolio and the current level of interest rates.

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

	Three Months Ended June 30,				Change		Six Months Ended June 30,				Change
(dollars in thousands)	2022		2021		$	%	2022		2021		$	%
Revenue	$126,902	100.0	$123,048	100.0	$3,854	3.1	$ 251,070	100.0	$239,174	100.0	$11,896	5.0
Cost of revenue	69,480	54.8	66,423	54.0	3,057	4.6	137,844	54.9	127,219	53.2	10,625	8.4
Gross profit	57,422	45.2	56,625	46.0	797	1.4	113,226	45.1	111,955	46.8	1,271	1.1
Operating expenses:
Marketing and sales	21,055	16.6	21,044	17.1	11	0.1	41,641	16.6	40,524	16.9	1,117	2.8
Research and development	9,450	7.4	11,060	9.0	(1,610)	(14.6)	20,007	8.0	23,241	9.7	(3,234)	(13.9)
General and administrative	16,522	13.0	16,180	13.1	342	2.1	33,293	13.2	35,588	14.9	(2,295)	(6.4)
Closure of Japan business	5,194	4.1	-	-	5,194	100.0	5,194	2.1	-	-	5,194	100.0
Changes in fair value of contingent consideration	-	(0.0)	(7,763)	(6.3)	7,763	(100.0)	-	-	(7,763)	(3.2)	7,763	(100.0)
Total operating expenses	52,221	41.1	40,521	32.9	11,700	28.9	100,135	39.9	91,590	38.3	8,545	9.3
Income from operations	5,201	4.1	16,104	13.1	(10,903)	(67.7)	13,091	5.2	20,365	8.5	(7,274)	(35.7)
Other income (loss), net	1	0.0	137	0.1	(136)	(99.3)	(299)	(0.1)	(176)	(0.1)	(123)	69.9
Income before income taxes	5,202	4.1	16,241	13.2	(11,039)	(68.0)	12,792	5.1	20,189	8.4	(7,397)	(36.6)
Provision for income taxes	2,645	2.1	3,326	2.7	(681)	(20.5)	5,140	2.1	3,562	1.5	1,578	44.3
Net income	$2,557	2.0%	$12,915	10.5%	$(10,358)	(80.2)%	$ 7,652	3.0%	$16,627	7.0%	$(8,975)	(54.0)%

Stock-based compensation expense included in the statements of operations data above for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Stock options, restricted stock and performance stock	$3,668	$4,563	$7,674	$9,854
Employee stock purchase plan	363	378	754	707
Total stock-based compensation expense	$4,031	$4,941	$8,428	$10,561

Cost of revenue	$528	$668	$1,115	$1,303
Operating expenses:
Marketing and sales	813	929	1,550	1,782
Research and development	471	744	1,100	1,368
General and administrative	2,219	2,600	4,663	6,108
Total stock-based compensation expense	$4,031	$4,941	$8,428	$10,561

Comparison of Three Months Ended June 30, 2022 and 2021

Revenue

Revenue by reportable segment and the related changes for the three months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,
	2022		2021		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
United States	$100,655	79.3%	$95,344	77.5%	$5,311	5.6%
Europe	23,391	18.4	24,655	20.0	(1,264)	(5.1)
Japan	2,856	2.3	3,049	2.5	(193)	(6.3)
Total revenue	$126,902	100.0%	$123,048	100.0%	$3,854	3.1%

Our revenue increased $3.9 million, or 3.1%, for the three months ended June 30, 2022 compared to the same period in 2021. By reportable segment, revenue in the United States increased $5.3 million, or 5.6%, for the three months ended June 30, 2022 compared to the same period in 2021. Revenue in Europe decreased $1.3 million, or 5.1%, and revenue in Japan decreased $0.2 million, or 6.3%, in each case for the three months ended June 30, 2022 compared to the same period in 2021. Our acquisition of Hubs provided revenue of $5.9 million and $4.6 million in the United States and $5.4 million and $4.3 million in Europe for each of the three months ended June 30, 2022 and 2021, respectively. International revenue was negatively impacted by $2.7 million during the three months ended June 30, 2022 compared to the same period in 2021 as a result of foreign currency movements, primarily the weakening of the British Pound and Euro relative to the United States Dollar.

During the three months ended June 30, 2022, we served 24,058 unique product developers and engineers, an increase of 3.4% over the same period in 2021. Our growth in product developers and engineers served increased at a rate consistent with our revenue growth.

Revenue by product line and the related changes for the three months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,
	2022		2021		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Injection Molding	$53,355	42.0%	$58,168	47.3%	$(4,813)	(8.3)%
CNC Machining	48,222	38.0	41,592	33.8	6,630	15.9
3D Printing	19,963	15.7	18,170	14.8	1,793	9.9
Sheet Metal	5,160	4.1	4,717	3.8	443	9.4
Other Revenue	202	0.2	401	0.3	(199)	(49.6)
Total revenue	$126,902	100.0%	$123,048	100.0%	$3,854	3.1%

By product line, our revenue increase was driven by a 15.9% increase in CNC Machining revenue, a 9.9% increase in 3D Printing revenue, and a 9.4% increase in Sheet Metal revenue, which was partially offset by an 8.3% decrease in Injection Molding revenue, and a 49.6% decrease in Other Revenue, in each case for the three months ended June 30, 2022 compared to the same period in 2021.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $3.1 million, or 4.6%, for the three months ended June 30, 2022 compared to the same period in 2021, which was greater than the rate of revenue increase of 3.1% for the three months ended June 30, 2022 compared to the same period in 2021. Cost of revenue increased $2.6 million in our digital manufacturing business, which was driven by increased volumes and labor shortages resulting in wage inflation, driving personnel and related cost increases of $0.7 million, an increase in raw material and product costs of $1.8 million driven by materials cost inflation and higher logistics costs, and an increase in equipment and facility related costs of $0.1 million. Hubs provided a $0.5 million increase in cost of revenue for the three months ended June 30, 2022 when compared to the same period in 2021.

Gross Profit and Gross Margin. Gross profit increased from $56.6 million in the three months ended June 30, 2021 to $57.4 million in the three months ended June 30, 2022. Gross margin decreased from 46.0% in the three months ended June 30, 2021 to 45.2% in the three months ended June 30, 2022, primarily due to labor and materials cost inflation as described above and the mix of revenue.

Operating Expenses, Other Income (Loss), net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expenses remained consistent during the three months ended June 30, 2022 compared to the same period in 2021. Personnel and related cost decreases in our digital manufacturing business of $0.5 million and marketing program cost decreases in our digital manufacturing business of $0.1 million were offset by increases in Hubs' marketing and sales expense of $0.6 million during the three months ended June 30, 2022 when compared to the same period in 2021.

Research and Development. Our research and development expenses decreased $1.6 million, or 14.6%, during the three months ended June 30, 2022 compared to the same period in 2021 primarily due to personnel and related cost decreases of $1.6 million driven by personnel and contractor resources dedicated to the launch of our Protolabs 2.0 system in the first quarter of 2021.

General and Administrative. Our general and administrative expenses increased $0.3 million, or 2.1%, during the three months ended June 30, 2022 compared to the same period in 2021 primarily due to an increase in personnel and related costs of $0.2 million and an increase of professional services of $0.1 million.

Closure of Japan business. Our decision to close our Japan business resulted in $5.2 million in operating expenses during the three months ended June 30, 2022. Operating expenses included $2.2 million of employee severance, $1.2 million related to the write-down of fixed assets, $0.9 million of facility-related charges, $0.6 million in goodwill impairment charges and $0.3 million in other closure related charges. We had no expenses related to the closure of our Japan business in 2021.

Changes in fair value of contingent consideration. We had no contingent consideration liabilities recorded during 2022. The change in fair value of contingent consideration associated with the acquisition of Hubs was $7.8 million during the three months ended June 30, 2021.

Other income (loss), net. We recognized no other income, net for the three months ended June 30, 2022, a decrease of $0.1 million compared to other income, net of $0.1 million for the three months ended June 30, 2021. Other income, net for the three months ended June 30, 2022 primarily consisted of a $0.3 million loss on foreign currency, which was offset by interest income on investments and other income. Other income, net for the three months ended June 30, 2021 primarily consisted of a $0.1 million gain on foreign currency and interest income on investments.

Provision for Income Taxes. Our effective tax rate of 50.8% for the three months ended June 30, 2022 increased 30.3% compared to 20.5% for the same period in 2021. The increase in the effective tax rate is primarily due to a decrease in tax benefits from the vesting of restricted stock and the exercise of stock options, as well as an increase in losses in jurisdictions, primarily Japan, that are not eligible for tax benefits due to valuation allowances. Our income tax provision of $2.6 million for the three months ended June 30, 2022 decreased $0.7 million compared to our income tax provision of $3.3 million for the three months ended June 30, 2021.

Comparison of Six Months Ended June 30, 2022 and 2021

Revenue

Revenue by reportable segment and the related changes for the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended June 30,
	2022		2021		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
United States	$196,151	78.1%	$186,397	77.9%	$9,754	5.2%
Europe	47,977	19.1	46,104	19.3	1,873	4.1
Japan	6,942	2.8	6,673	2.8	269	4.0
Total revenue	$251,070	100.0%	$239,174	100.0%	$11,896	5.0%

Our revenue increased $11.9 million, or 5.0%, for the six months ended June 30, 2022 compared to the same period in 2021. By reportable segment, revenue in the United States increased $9.8 million, or 5.2%, for the six months ended June 30, 2022 compared to the same period in 2021. Revenue in Europe increased $1.9 million, or 4.1%, and revenue in Japan increased $0.3 million, or 4.0%, in each case for the six months ended June 30, 2022 compared to the same period in 2021. Our acquisition of Hubs provided revenue of $10.6 million and $7.8 million in the United States and $10.9 million and $6.9 million in Europe for each of the six months ended June 30, 2022 and 2021, respectively. Hubs revenue in 2021 represents the period from January 22, 2021, the date of acquisition, through June 30, 2021. International revenue was negatively impacted by $4.3 million during the six months ended June 30, 2022 compared to the same period in 2021 as a result of foreign currency movements, primarily the weakening of the British Pound and Euro relative to the United States Dollar.

During the six months ended June 30, 2022, we served 36,878 unique product developers and engineers, an increase of 5.2% over the same period in 2021. Our growth in product developers and engineers served increased at a rate consistent with our revenue growth.

Revenue by product line and the related changes for the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended June 30,
	2022		2021		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Injection Molding	$106,753	42.5%	$114,527	47.9%	$(7,774)	(6.8)%
CNC Machining	94,320	37.6	78,295	32.7	16,025	20.5
3D Printing	39,635	15.8	35,405	14.8	4,230	11.9
Sheet Metal	9,847	3.9	9,936	4.2	(89)	(0.9)
Other Revenue	515	0.2	1,011	0.4	(496)	(49.1)
Total revenue	$251,070	100.0%	$239,174	100.0%	$11,896	5.0%

By product line, our revenue increase was driven by a 20.5% increase in CNC Machining revenue and an 11.9% increase in 3D Printing revenue, which was partially offset by a 6.8% decrease in Injection Molding revenue, a 0.9% decrease in Sheet Metal revenue and a 49.1% decrease in Other Revenue, in each case for the six months ended June 30, 2022 compared to the same period in 2021.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $10.6 million, or 8.4%, for the six months ended June 30, 2022 compared to the same period in 2021, which was greater than the rate of revenue increase of 5.0% for the six months ended June 30, 2022 compared to the same period in 2021. Cost of revenue increased $7.5 million in our digital manufacturing business, which was driven by increased volumes and labor shortages resulting in wage inflation driving personnel and related cost increases of $3.2 million, an increase in raw material and product costs of $3.9 million driven by materials cost inflation and higher logistics costs, and an increase in equipment and facility related costs of $0.4 million. Our acquisition of Hubs provided a $3.1 million increase in cost of revenue for the six months ended June 30, 2022 when compared to the same period in 2021.

Gross Profit and Gross Margin. Gross profit increased from $112.0 million in the six months ended June 30, 2021 to $113.2 million in the six months ended June 30, 2022. Gross margin decreased from 46.8% in the six months ended June 30, 2021 to 45.1% in the six months ended June 30, 2022, primarily due to labor and materials cost inflation as described above and the mix of revenue.

Operating Expenses, Other Income (Loss), net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expenses increased $1.1 million, or 2.8%, during the six months ended June 30, 2022 compared to the same period in 2021. Hubs provided a $1.2 million increase in marketing and sales expenses and our digital manufacturing business provided marketing program cost increases of $0.2 million during the six months ended June 30, 2022 when compared to the same period in 2021, which was partially offset by a decrease in our digital manufacturing business personnel and related costs of $0.3 million.

Research and Development. Our research and development expenses decreased $3.2 million, or 13.9%, during the six months ended June 30, 2022 compared to the same period in 2021 primarily due to personnel and related cost decreases of $3.8 million driven by personnel and contractor resources dedicated to the launch and support of our Protolabs 2.0 system in the first quarter of 2021. The decrease was partially offset by a $0.6 million increase in Hubs' research and development expenses during the six months ended June 30, 2022 when compared to the same period in 2021.

General and Administrative. Our general and administrative expenses decreased $2.3 million, or 6.4%, during the six months ended June 30, 2022 compared to the same period in 2021 primarily due to a decrease of $2.3 million in professional service costs primarily driven by increased transaction costs in 2021 related to our acquisition of Hubs and a decrease of $1.3 million in stock-based compensation expense primarily driven by increased stock-based compensation expense in 2021 related to the retirement of our CEO. In addition, our acquisition of Hubs provided an increase of $1.3 million in general and administrative expense during the six months ended June 30, 2022 when compared to the same period in 2021.

Closure of Japan business. Our decision to close our Japan business resulted in $5.2 million in operating expenses during the six months ended June 30, 2022. Operating expenses included $2.2 million of employee severance, $1.2 million related to the write-down of fixed assets, $0.9 million of facility-related charges, $0.6 million in goodwill impairment charges and $0.3 million in other closure related charges. We had no expenses related to the closure of our Japan business in 2021.

Changes in fair value of contingent consideration. We had no contingent consideration liabilities recorded during 2022. The change in fair value of contingent consideration associated with the acquisition of Hubs was $7.8 million during the six months ended June 30, 2021.

Other Loss, net. We recognized other loss, net of $0.3 million for the six months ended June 30, 2022, a decrease of $0.1 million compared to other loss, net of $0.2 million for the six months ended June 30, 2021. Other loss, net for the six months ended June 30, 2022 primarily consisted of a $0.4 million loss on foreign currency, which was partially offset by $0.1 million in interest income on investments and other income. Other loss, net for the six months ended June 30, 2021 primarily consisted of a $0.5 million loss on foreign currency, which was partially offset by $0.2 million in interest income on investments and $0.1 million in other income.

Provision for Income Taxes. Our effective tax rate of 40.2% for the six months ended June 30, 2022 increased 22.6% compared to 17.6% for the same period in 2021. The increase in the effective tax rate is primarily due to a decrease in tax benefits from the vesting of restricted stock and the exercise of stock options, as well as an increase in losses in jurisdictions, primarily Japan, that are not eligible for tax benefits due to valuation allowances. Our income tax provision of $5.1 million for the six months ended June 30, 2022 increased $1.5 million compared to our income tax provision of $3.6 million for the six months ended June 30, 2021.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows during the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
(dollars in thousands)	2022	2021
Net cash provided by operating activities	$31,040	$20,729
Net cash used in investing activities	(36,516)	(105,082)
Net cash used in financing activities	(4,821)	(1,856)
Effect of exchange rates on cash and cash equivalents	(966)	515
Net decrease in cash and cash equivalents	$(11,263)	$(85,694)

Sources of Liquidity

Historically, we have primarily financed our operations and capital expenditures through cash flow from operations. We had cash and cash equivalents of $54.7 million as of June 30, 2022, a decrease of $11.3 million from December 31, 2021. The decrease in our cash was primarily due to cash used in investing activity for purchases of marketable securities, net, of $30.5 million, purchases of property, equipment and other capital assets of $6.0 million, and cash used in financing activities of $4.8 million, which were partially offset by cash generated through operations of $31.0 million.

Cash Flows from Operating Activities

Cash flows from operating activities were $31.0 million during the six months ended June 30, 2022 and primarily consisted of net income of $7.7 million, adjusted for certain non-cash items, including depreciation and amortization of $20.3 million, stock-based compensation expense of $8.4 million, and impairments related to the closure of our Japan business of $1.8 million, which were partially offset by deferred taxes of $5.7 million and changes in operating assets and liabilities and other items totaling $1.5 million. Cash flows from operating activities were $20.7 million during the six months ended June 30, 2021 and primarily consisted of net income of $16.6 million, adjusted for certain non-cash items, including depreciation and amortization of $20.1 million and stock-based compensation expense of $10.6 million, which were partially offset by a decrease in the fair value of contingent consideration of $7.8 million and changes in operating assets and liabilities and other items totaling $18.8 million.

Cash flows from operating activities increased $10.3 million during the six months ended June 30, 2022 compared to the same period in 2021, primarily due to changes in operating assets and liabilities totaling $17.7 million, changes in fair value of contingent consideration of $7.8 million, costs related to the closure of our Japan business of $1.8 million, and increases of depreciation and amortization of $0.2 million, which were partially offset by decreases in net income of $9.0 million, stock-based compensation of $2.1 million and deferred taxes of $6.1 million.

Cash Flows from Investing Activities

Cash used in investing activities was $36.5 million during the six months ended June 30, 2022, consisting of $30.5 million for net purchases of marketable securities and $6.0 million for the purchases of property, equipment and other capital assets.

Cash used in investing activities was $105.1 million during the six months ended June 30, 2021, consisting of $127.4 million in cash used for acquisitions, net of cash acquired and $23.9 million for the purchases of property, equipment and other capital assets, which were partially offset by $46.2 million for net proceeds from investments in marketable securities.

Cash Flows from Financing Activities

Cash used in financing activities was $4.8 million during the six months ended June 30, 2022, consisting of $5.2 million in repurchases of common stock, $1.6 million in purchases of shares withheld for tax obligations associated with equity transactions and $0.3 million for repayments of finance lease obligations, which were partially offset by $2.3 million in proceeds from exercises of stock options.

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

Critical Accounting Policies and Use of Estimates

We have adopted various accounting policies to prepare the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Our significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. There were no material changes to our critical accounting policies during the six months ended June 30, 2022.

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

We have not used forward contracts or currency borrowings to hedge our exposure to foreign currency risk. Foreign currency risk can be assessed by estimating the change in results of operations or financial position resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would generally not have a material impact on our financial position, but could have a material impact on our results of operations. We recognized foreign currency losses of $0.3 million and foreign currency gains of $0.1 million during the three months ended June 30, 2022 and 2021, respectively.  We recognized foreign currency losses of $0.4 million and $0.5 million during the six months ended June 30, 2022 and 2021, respectively. The changes in foreign exchange rates had a negative impact on consolidated revenue of $2.7 million for the three months ended June 30, 2022 and $4.3 million for the six months ended June 30, 2022 as compared to the same periods in 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 9, 2017, our board of directors authorized the repurchase of shares of our common stock from time to time on the open market or in privately negotiated purchases, at an aggregate purchase price of up to $50 million. On May 16, 2019, we announced that our board of directors approved a $50 million increase in its authorized stock repurchase program and extended the term of the program through December 31, 2023, which increased the stock repurchase program to $100 million. On December 8, 2021, our board of directors approved a $50 million increase in its authorized stock repurchase program, which increased the total expenditure authorized to $150 million. We have $56.7 million remaining under this authorization. The timing and amount of any share repurchases will be determined by our management based on market conditions and other factors.

During the three months ended June 30, 2022, we repurchased 113,266 shares of our common stock at a total purchase price of $5.2 million under this program.  Common stock repurchase activity through June 30, 2022 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)
April 1, 2022 through April 30, 2022	-	$-	-	$61,905
May 1, 2022 through May 31, 2022	79,236	$45.22	79,236	$58,322
June 1, 2022 through June 30, 2022	34,030	$48.58	34,030	$56,669
	113,266	$46.23	113,266	$56,669

Item 3. Defaults Upon Senior Securities

No matters to disclose.

Item 4. Mine Safety Disclosures

No matters to disclose.

Item 5. Other Information

No matters to disclose.

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit Number	Description of Exhibit
3.1(1)	Third Amended and Restated Articles of Incorporation of Proto Labs, Inc.
3.2(2)	Articles of Amendment to Third Amended and Restated Articles of Incorporation of Proto Labs, Inc. dated May 20, 2015
3.3(3)	Second Amended and Restated By-Laws of Proto Labs, Inc., as amended through November 8, 2016
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
99.1(4)	Form of Severance Agreement
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A, filed with the Commission on February 13, 2012, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3.1 to the Company's Form 8-K, filed with the Commission on May 21, 2015 and incorporated by reference herein.
(3)	Previously filed as Exhibit 3.1 to the Company's Form 8-K, filed with the Commission on November 8, 2016 and incorporated by reference herein.
(4)	Previously filed as Exhibit 99.2 to the Company's Form 8-K, filed with the Commission on June 6, 2022 and incorporated by reference herein.
*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Proto Labs, Inc.

Date: August 5, 2022	/s/ Robert Bodor
Robert Bodor
President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2022	/s/ Daniel Schumacher
Daniel Schumacher
Chief Financial Officer (Principal Financial Officer)