Form 10-Q
period 2022-09-30
Proto Labs Inc
filed 2022-11-04
CIK 1443669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,116,891 shares of Common Stock, par value $0.001 per share, were outstanding at November 1, 2022.

Proto Labs, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Proto Labs, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$59,361	$65,929
Short-term marketable securities	25,253	11,580
Accounts receivable, net of allowance for doubtful accounts of $1,821 and $1,948 as of September 30, 2022, and December 31, 2021, respectively	80,611	80,051
Inventory	14,617	13,161
Income taxes receivable	763	1,321
Prepaid expenses and other current assets	11,752	11,450
Total current assets	192,357	183,492
Property and equipment, net	259,856	280,346
Goodwill	383,558	400,610
Other intangible assets, net	31,907	37,998
Long-term marketable securities	29,257	14,340
Operating lease assets	4,293	5,578
Finance lease assets	1,524	1,898
Other long-term assets	4,186	4,320
Total assets	$906,938	$928,582

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$16,893	$25,364
Accrued compensation	15,087	13,704
Accrued liabilities and other	25,478	11,980
Current operating lease liabilities	1,773	3,298
Current finance lease liabilities	1,484	550
Income taxes payable	5	-
Total current liabilities	60,720	54,896
Long-term operating lease liabilities	2,477	2,245
Long-term finance lease liabilities	-	1,351
Long-term deferred tax liabilities	26,864	35,892
Other long-term liabilities	6,031	5,705
Total liabilities	96,092	100,089

Shareholders' equity
Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding 0 shares as of each of September 30, 2022, and December 31, 2021	-	-
Common stock, $0.001 par value, authorized 150,000,000 shares; issued and outstanding 27,326,750 and 27,465,945 shares as of September 30, 2022, and December 31, 2021, respectively	28	28
Additional paid-in capital	477,107	468,548
Retained earnings	380,735	376,734
Accumulated other comprehensive loss	(47,024)	(16,817)
Total shareholders' equity	810,846	828,493
Total liabilities and shareholders' equity	$906,938	$928,582

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Comprehensive Income
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Statements of Operations:
Revenue	$121,721	$125,342	$372,791	$364,516
Cost of revenue	68,089	70,018	205,933	197,237
Gross profit	53,632	55,324	166,858	167,279
Operating expenses
Marketing and sales	20,594	21,422	62,235	61,946
Research and development	9,309	10,614	29,316	33,855
General and administrative	16,477	16,361	49,770	44,186
Closure of Japan business	1,194	-	6,388	-
Total operating expenses	47,574	48,397	147,709	139,987
Income from operations	6,058	6,927	19,149	27,292
Other income (loss), net	(24)	136	(323)	(40)
Income before income taxes	6,034	7,063	18,826	27,252
Provision for income taxes	2,083	2,228	7,223	5,790
Net income	$3,951	$4,835	$11,603	$21,462

Net income per share:
Basic	$0.14	$0.17	$0.42	$0.78
Diluted	$0.14	$0.17	$0.42	$0.77

Shares used to compute net income per share:
Basic	27,505,097	27,713,229	27,512,057	27,638,611
Diluted	27,508,217	27,730,105	27,522,734	27,707,784

Comprehensive Income (Loss) (net of tax)
Comprehensive income (loss)	$(6,924)	$(508)	$(18,604)	$11,424

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Shareholders' Equity
(In thousands, except share amounts)

	Common Stock		Additional		Accumulated Other
			Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

Balance at December 31, 2021	27,465,945	28	468,548	376,734	(16,817)	828,493
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	27,716	-	(462)	-	-	(462)
Stock-based compensation expense	-	-	4,397	-	-	4,397
Repurchases of common stock	-	-	-	-	-	-
Net income	-	-	-	5,095	-	5,095
Other comprehensive loss
Foreign currency translation adjustment	-	-	-	-	(4,972)	(4,972)
Net unrealized gains (losses) on investments in securities	-	-	-	-	(516)	(516)
Comprehensive loss						(393)
Balance at March 31, 2022	27,493,661	$28	$472,483	$381,829	$(22,305)	$832,035
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	122,705	-	1,158	-	-	1,158
Stock-based compensation expense	-	-	4,031	-	-	4,031
Repurchases of common stock	(113,266)	-	(1,932)	(3,307)	-	(5,239)
Net income	-	-	-	2,557	-	2,557
Other comprehensive loss
Foreign currency translation adjustment	-	-	-	-	(13,515)	(13,515)
Net unrealized gains (losses) on investments in securities	-	-	-	-	(329)	(329)
Comprehensive loss						(11,287)
Balance at June 30, 2022	27,503,100	$28	$475,740	$381,079	$(36,149)	$820,698
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	31,150	-	-	-	-	-
Stock-based compensation expense	-	-	4,907	-	-	4,907
Repurchases of common stock	(207,500)	-	(3,540)	(4,295)	-	(7,835)
Net income	-	-		3,951	-	3,951
Other comprehensive loss
Foreign currency translation adjustment	-	-	-	-	(10,287)	(10,287)
Net unrealized gains (losses) on investments in securities	-	-	-	-	(588)	(588)
Comprehensive loss						(6,924)
Balance at September 30, 2022	27,326,750	$28	$477,107	$380,735	$(47,024)	$810,846

	Common Stock		Additional		Accumulated Other
			Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

Balance at December 31, 2020	26,776,796	27	284,848	362,901	(3,420)	644,356
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	48,955	-	(290)	-	-	(290)
Common shares issued for Hubs acquisition	863,995	1	166,708	-		166,709
Stock-based compensation expense	-	-	5,620	-	-	5,620
Repurchases of common stock	-	-	-	-	-	-
Net income	-	-	-	3,712	-	3,712
Other comprehensive loss
Foreign currency translation adjustment	-	-	-	-	(6,842)	(6,842)
Net unrealized gains (losses) on investments in securities	-	-	-	-	166	166
Comprehensive loss						(2,964)
Balance at March 31, 2021	27,689,746	$28	$456,886	$366,613	$(10,096)	$813,431
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	85,317	-	(81)	-	-	(81)
Stock-based compensation expense	-	-	4,941	-	-	4,941
Repurchases of common stock	(14,000)	-	(149)	(1,061)	-	(1,210)
Net income	-	-	-	12,915	-	12,915
Other comprehensive income
Foreign currency translation adjustment	-	-	-	-	2,030	2,030
Net unrealized gains (losses) on investments in securities	-	-	-	-	(49)	(49)
Comprehensive income						14,896
Balance at June 30, 2021	27,761,063	$28	$461,597	$378,467	$(8,115)	$831,977
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	-	-	-	-	-	-
Stock-based compensation expense	-	-	4,978	-	-	4,978
Repurchases of common stock	(157,414)	-	(1,675)	(10,151)	-	(11,826)
Net income	-	-	-	4,835	-	4,835
Other comprehensive loss
Foreign currency translation adjustment	-	-	-	-	(5,298)	(5,298)
Net unrealized gains (losses) on investments in securities	-	-	-	-	(45)	(45)
Comprehensive loss						(508)
Balance at September 30, 2021	27,603,649	$28	$464,900	$373,151	$(13,458)	$824,621

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021

Operating activities
Net income	$11,603	$21,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,981	30,231
Stock-based compensation expense	13,335	15,539
Deferred taxes	(8,920)	(139)
Fair value of contingent consideration	-	(8,513)
Impairments related to closure of Japan business	2,842	-
Gain on disposal of property and equipment	(1,174)	-
Other	11	442
Changes in operating assets and liabilities:
Accounts receivable	(3,909)	(25,615)
Inventories	(1,613)	950
Prepaid expenses and other	(920)	1,009
Income taxes	670	(1,226)
Accounts payable	1,292	1,978
Accrued liabilities and other	8,366	(3,893)
Net cash provided by operating activities	51,564	32,225

Investing activities
Purchases of property, equipment and other capital assets	(16,414)	(27,956)
Proceeds from sales of property, equipment and other capital assets	3,227	-
Cash used for acquisitions, net of cash acquired	-	(127,413)
Purchases of marketable securities	(45,872)	(15,159)
Proceeds from sales of marketable securities	1,998	57,089
Proceeds from call redemptions and maturities of marketable securities	13,696	15,114
Net cash used in investing activities	(43,365)	(98,325)

Financing activities
Proceeds from exercises of stock options	2,311	3,838
Purchases of shares withheld for tax obligations	(1,615)	(4,209)
Repurchases of common stock	(13,074)	(13,036)
Principal repayments of finance lease obligations	(417)	(413)
Net cash used in financing activities	(12,795)	(13,820)
Effect of exchange rate changes on cash and cash equivalents	(1,972)	119
Net decrease in cash and cash equivalents	(6,568)	(79,801)
Cash and cash equivalents, beginning of period	65,929	127,603
Cash and cash equivalents, end of period	$59,361	$47,802

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

The accompanying Consolidated Balance Sheet as of December 31, 2021 was derived from the audited Consolidated Financial Statements but does not include all disclosures required by U.S. GAAP for a full set of financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Consolidated Financial Statements and Notes included in the Company's Annual Report on Form 10-K filed on February 18, 2022 as referenced above.

On May 27, 2022, the Company's board of directors approved a plan for the closure of the Company's manufacturing facility in Japan and announced an intention to cease operations in the region. Affected employees in Japan will receive severance and other transition assistance that meet or exceed local requirements. The Company expects to substantially complete the closure plan within the next year. The Company's decision to close the Japan business resulted in $1.2 million and $6.4 million in operating expenses during the three and nine months ended September 30, 2022, respectively. Operating expenses included $0.1 million of employee severance and $1.1 million related to the write-down of fixed assets for the three months ended September 30, 2022.  Operating expenses included $2.3 million of employee severance, $2.3 million related to the write-down of fixed assets, $0.9 million of facility-related charges, $0.6 million in goodwill impairment charges and $0.3 million in other closure related charges for the nine months ended September 30, 2022.

Note 2 – Recent Accounting Pronouncements

The Company did not recently adopt any accounting pronouncements that had a material impact on the Company's Consolidated Financial Statements.  There are no pending accounting pronouncements that are expected to have a material impact on the Company's Consolidated Financial Statements.

Note 3 – Net Income per Common Share

Basic net income per share is computed based on the weighted-average number of common shares outstanding. Diluted net income per share is computed based on the weighted-average number of common shares outstanding, increased by the number of additional shares that would have been outstanding had potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares. Potentially dilutive shares of common stock include stock options and other stock-based awards granted under stock-based compensation plans and shares committed to be purchased under the employee stock purchase plan. Performance stock units are excluded from the calculation of dilutive potential common shares until the performance conditions have been satisfied. For the three months ended September 30, 2022 and 2021, 210,443 and 184,920 anti-dilutive options were excluded from the calculation of diluted weighted average shares outstanding, respectively. For the nine months ended September 30, 2022 and 2021, 202,901 and 61,400 anti-dilutive options were excluded from the calculation of diluted weighted average shares outstanding, respectively.

The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Net income	$3,951	$4,835	$11,603	$21,462

Basic - weighted-average shares outstanding:	27,505,097	27,713,229	27,512,057	27,638,611
Effect of dilutive securities:
Employee stock options and other	3,120	16,876	10,677	69,173
Diluted - weighted-average shares outstanding:	27,508,217	27,730,105	27,522,734	27,707,784
Net income per share:
Basic	$0.14	$0.17	$0.42	$0.78
Diluted	$0.14	$0.17	$0.42	$0.77

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

The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. The final purchase price allocation was as follows:

(in thousands)	Acquisition
Assets acquired:
Current assets	$2,497
Intangible assets	30,770
Goodwill	280,925
Other long-term assets	1,139
Total assets acquired	315,331

Liabilities assumed:
Current contingent consideration	7,093
Current liabilities	5,666
Long-term contingent consideration	6,507
Long-term deferred tax liabilities	1,688
Other long-term liabilities	255
Total liabilities assumed	21,209
Net assets acquired	294,122

Cash paid	133,847
Cash acquired	(6,434)
Net cash consideration	127,413
Equity portion of purchase price	166,709
Total purchase consideration	$294,122

Note 5 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill during the nine months ended September 30, 2022 were as follows:

(in thousands)	Nine Months Ended September 30, 2022
Balance as of the beginning of the period	$400,610
Goodwill acquired during the period	-
Goodwill written off during the period	(630)
Foreign currency translation adjustments	(16,422)
Balance as of the end of the period	$383,558

Goodwill of $0.6 million was written off as of  September 30, 2022, as a result of the Company's decision to close the Japan manufacturing facility and exit the Japan market. The Japan business was in operations through the third quarter of 2022 and the assets are expected to be available for sale in the fourth quarter of 2022. The Euro denominated goodwill is translated at the end of each period using the current exchange rates resulting in a foreign currency translation adjustment that is recorded as a component of Other Comprehensive Income.

Intangible assets other than goodwill at  September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022			December 31, 2021			Useful	Weighted Average
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Life (in years)	Useful Life Remaining (in years)
Intangible assets with finite lives:
Marketing assets	$ 930	$ (783)	$ 147	$ 930	$ (713)	$ 217	10.0	1.5
Non-compete agreement	807	(448)	359	842	(363)	479	2.0 - 5.0	2.3
Software technology	13,229	(6,041)	7,188	13,229	(5,014)	8,215	10.0	5.8
Software platform	25,071	(3,631)	21,440	26,725	(2,262)	24,463	12.0	10.3
Tradenames	337	(190)	147	359	(114)	245	3.0	1.3
Customer relationships	12,117	(9,491)	2,626	12,252	(7,873)	4,379	3.0 - 9.0	1.1
Total intangible assets	$52,491	$(20,584)	$31,907	$54,337	$(16,339)	$37,998

Intangible assets have been allocated to the acquired Hubs entities consisting of intangible assets of €11.6 million in Europe and $16.6 million in the United States as of the date of the acquisition. The Euro denominated intangible assets are translated at the end of each period using the current exchange rates resulting in a foreign currency translation adjustment that is recorded as a component of Other Comprehensive Income. Foreign currency losses related to intangible assets were $2.8 million and $0.9 million as of September 30, 2022 and December 31, 2021, respectively. Amortization expense for intangible assets was $1.5 million and $1.6 million for the three months ended  September 30, 2022 and 2021, respectively, and $4.6 million in each of the nine months ended September 30, 2022 and 2021.

Estimated aggregated amortization expense based on the current carrying value of the amortizable intangible assets and current exchange rates is as follows:

(in thousands)	Estimated Amortization Expense
Remaining 2022	$1,491
2023	5,774
2024	3,647
2025	3,551
2026	3,453
Thereafter	13,991
Total estimated amortization expense	$31,907

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

During the first quarter of 2022, a facility the Company owns in Maple Plain, Minnesota, encompassing approximately 35,000 square feet of manufacturing and office space, met the criteria to be held for sale. The assets held for sale were $2.0 million as of June 30, 2022 and were presented on the Company's Consolidated Balance Sheet as Long-term assets held for sale. The Company closed on the sale of the facility in the third quarter of 2022 for a net purchase price of $3.2 million, which resulted in a gain of $1.2 million recorded in general and administrative expense on the Company's Consolidated Statements of Operations.

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

The Company's assets and liabilities that are required to be measured or disclosed at fair value on a recurring basis include cash and cash equivalents and marketable securities. The Company’s cash consists of bank deposits and cash equivalents consist primarily of money market mutual funds. The Company determines the fair value of these investments using Level 1 inputs. The Company's marketable securities consist of short-term and long-term agency, municipal, corporate and other debt securities. Fair value for the corporate debt securities is primarily determined based on quoted market prices (Level 1). Fair values for the U.S. municipal securities, U.S. government agency securities, certificates of deposit and U.S. treasury securities are primarily determined using dealer quotes or quoted market prices for similar securities (Level 2).

The following table summarizes financial assets as of  September 30, 2022 and December 31, 2021 measured at fair value on a recurring basis:

	September 30, 2022			December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial Assets:
Cash	$36,813	$-	$-	$65,637	$-	$-
Money market mutual fund	22,548	-	-	292	-	-
Marketable securities	17,096	37,414	-	7,602	18,318	-
Total	$76,457	$37,414	$-	$73,531	$18,318	$-

Note 8 – Marketable Securities

The Company invests in short-term and long-term agency, municipal, corporate and other debt securities. The securities are categorized as available-for-sale and are recorded at fair value. The following table summarizes information regarding the Company’s short-term and long-term marketable securities as of  September 30, 2022 and December 31, 2021:

	September 30, 2022
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. municipal securities	$17,991	$-	$(494)	$17,497
Corporate debt securities	9,602	-	(259)	9,343
U.S. government agency securities	25,780	-	(787)	24,993
Certificates of deposit/time deposits	1,189	-	(11)	1,178
Commercial paper	1,500	-	(1)	1,499
Total marketable securities	$56,062	$-	$(1,552)	$54,510

	December 31, 2021
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. municipal securities	$12,549	$-	$(70)	$12,479
Corporate debt securities	9,303	-	(44)	9,259
U.S. government agency securities	2,500	-	(12)	2,488
Certificates of deposit/time deposits	1,687	7	-	1,694
Commercial paper	-	-	-	-
Total marketable securities	$26,039	$7	$(126)	$25,920

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

The  September 30, 2022 balance of available-for-sale debt securities by contractual maturity is shown in the following table at fair value. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

September 30,
(in thousands)	2022
Due in one year or less	$25,253
Due after one year through five years	29,257
Total marketable securities	$54,510

Note 9 – Inventory

Inventory consists primarily of raw materials, which are recorded at the lower of cost and net realizable value using the standard cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.

The Company’s inventory consisted of the following as of the dates indicated:

	September 30,	December 31,
(in thousands)	2022	2021
Total inventory	$14,953	$13,474
Allowance for obsolescence	(336)	(313)
Inventory, net of allowance	$14,617	$13,161

Note 10 – Stock-Based Compensation

Under the Company’s 2012 Long-Term Incentive Plan, as amended (the 2012 Plan), the Company had the ability to grant stock options, stock appreciation rights (SARs), restricted stock, restricted stock units, other stock-based awards and cash incentive awards through February 23, 2022. On July 8, 2022, the board of directors approved the Proto Labs, Inc. 2022 Long-Term Incentive Plan (the 2022 Plan), which was approved by the Company's shareholders at a Special Meeting of Shareholders on August 29, 2022. No awards were granted from February 23, 2022 to August 29, 2022. Awards outstanding under the 2012 Plan as of August 29, 2022 will continue to be subject to the terms of the 2012 Plan, but if those awards subsequently expire, are forfeited or cancelled or are settled in cash, the shares subject to those awards will become available for awards under the 2022 Plan. Under the 2022 Plan, the Company has the ability to grant stock options, stock appreciation rights (SARs), restricted stock, restricted stock units, other stock-based awards and cash incentive awards. Awards under the 2022 Plan have a maximum term of ten years from the date of grant. The compensation committee may provide that the vesting or payment of any award will be subject to the attainment of specified performance measures in addition to the satisfaction of any continued service requirements and the compensation committee will determine whether such measures have been achieved. The per-share exercise price of stock options and SARs granted under the 2022 Plan generally may not be less than the fair market value of a share of our common stock on the date of the grant.

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

Stock-Based Compensation Expense

Stock-based compensation expense was $4.9 million and $5.0 million for the three months ended  September 30, 2022 and 2021, respectively, and $13.3 and $15.5 million for the nine months ended September 30, 2022 and 2021, respectively.

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2022:

		Weighted-
		Average
	Stock Options	Exercise Price
Options outstanding at December 31, 2021	233,384	$97.78
Granted	118,434	48.24
Exercised	(3,114)	30.58
Forfeited	(38,618)	91.27
Expired	(34,201)	89.71
Options outstanding at September 30, 2022	275,885	$79.19

Exercisable at September 30, 2022	108,659	$91.50

The outstanding options generally have a term of ten years. For employees, options granted become exercisable ratably over the vesting period, which is generally a period of four years, beginning on the first anniversary of the grant date, subject to the employee’s continuing service to the Company. For the board of directors, options generally become exercisable in full on the first anniversary of the grant date.

The weighted-average grant date fair value of options that were granted during the nine months ended September 30, 2022 was $23.11.

The following table provides the assumptions used in the Black-Scholes pricing model valuation of options during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Risk-free interest rate	1.94% - 3.40%	0.80% - 1.12%
Expected life (years)	6.25	6.25
Expected volatility	45.95% - 46.03%	45.28 - 45.35%
Expected dividend yield	0%	0%

As of September 30, 2022, there was $4.5 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.8 years.

Restricted Stock

Restricted stock awards are share-settled awards and restrictions lapse ratably over the vesting period, which is generally a period from three to four years, beginning on the first anniversary of the grant date, subject to the employee's continuing service to the Company. For the board of directors, restrictions generally lapse in full on the first anniversary of the grant date.

The following table summarizes restricted stock activity during the nine months ended September 30, 2022:

		Weighted-
		Average
		Grant Date
	Restricted	Fair Value
	Stock	Per Share
Restricted stock at December 31, 2021	343,782	$111.79
Granted	312,270	42.05
Restrictions lapsed	(120,606)	104.99
Forfeited	(39,480)	106.64
Restricted stock at September 30, 2022	495,966	$69.95

As of September 30, 2022, there was $24.7 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 2.6 years.

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

The following table summarizes performance stock activity during the nine months ended September 30, 2022:

		Weighted-
		Average
		Grant Date
	Performance	Fair Value
	Stock	Per Share
Performance stock at December 31, 2021	16,839	$115.56
Granted	35,697	96.71
Restrictions lapsed	-	-
Performance change	-	-
Forfeited	(3,578)	121.79
Performance stock at September 30, 2022	48,958	$109.80

The following table provides the assumptions used in the Monte Carlo pricing model valuation of PSUs during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Risk-free interest rate	1.76% - 3.40%	0.22%
Expected life (years)	2.34 - 2.87	2.87
Expected volatility	53.5% - 53.6%	51.40%
Expected dividend yield	0%	0%

As of September 30, 2022, there was $2.8 million of unrecognized compensation expense related to non-vested performance stock, which is expected to be recognized over a weighted-average period of 2.2 years.

Employee Stock Purchase Plan

The following table presents the assumptions used to estimate the fair value of the ESPP during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Risk-free interest rate	0.17 - 2.06%	0.06 - 0.12%
Expected life (months)	6.00	6.00
Expected volatility	47.05 - 53.44%	50.85 - 65.53%
Expected dividend yield	0%	0%

 Note 11 – Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of foreign currency translation adjustments and net unrealized gains (losses) on investments in securities. The following table presents the changes in accumulated other comprehensive income (loss) balances during the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021

Balance at beginning of period	$(36,149)	$(8,115)	$(16,817)	$(3,420)
Foreign currency translation adjustments
Other comprehensive income (loss) before reclassifications	(10,287)	(5,298)	(28,774)	(10,110)
Amounts reclassified from accumulated other comprehensive loss	-	-	-	-
Net current-period other comprehensive income (loss)	(10,287)	(5,298)	(28,774)	(10,110)
Net unrealized gains (losses) on investments in securities
Other comprehensive income (loss) before reclassifications	(588)	(45)	(1,433)	72
Amounts reclassified from accumulated other comprehensive loss	-	-	-	-
Net current-period other comprehensive income (loss)	(588)	(45)	(1,433)	72
Balance at end of period	$(47,024)	$(13,458)	$(47,024)	$(13,458)

Note 12 – Income Taxes

The Company is subject to income tax in multiple jurisdictions and the use of estimates is required to determine the provision for income taxes. For the three months ended  September 30, 2022 and 2021, the Company recorded an income tax provision of $2.1 million and $2.2 million, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded an income tax provision of $7.2 million and $5.8 million, respectively. The income tax provision is based on the estimated annual effective tax rate for the year applied to pre-tax income. The effective income tax rate for the three months ended  September 30, 2022 was 34.5 percent compared to 31.5 percent in the same period of the prior year. The effective tax rate increased by 3.0 percent for the three months ended  September 30, 2022 when compared to the same period in 2021, primarily due to an increase in losses in jurisdictions, mainly Japan, that are not eligible for tax benefits due to valuation allowances. The effective income tax rate for the nine months ended  September 30, 2022 was 38.4 percent compared to 21.2 percent in the same period of the prior year. The effective tax rate increased by 17.2 percent for the nine months ended  September 30, 2022 when compared to the same period in 2021, primarily due to a decrease in tax benefits from the vesting of restricted stock and the exercise of stock options, as well as an increase in losses in jurisdictions, mainly Japan, that are not eligible for tax benefits due to valuation allowances.

The effective income tax rate for the nine months ended September 30, 2022 differs from the U.S. federal statutory rate of 21.0 percent due to various factors, including operating in multiple state and foreign jurisdictions and tax credits for which the Company qualifies.

The Company had unrecognized tax benefits totaling $4.5 million as of September 30, 2022 and $4.4 million as of  December 31, 2021, respectively, that if recognized would result in a reduction of the Company’s effective tax rate. The liabilities are classified as other long-term liabilities in the accompanying consolidated balance sheets. The Company recognizes interest and penalties related to income tax matters in income tax expense and reports the liability in current or long-term income taxes payable as appropriate.

Note 13 – Segment Reporting

The Company’s reportable segments are based on the internal reporting used by the Company’s Chief Executive Officer, who is the chief operating decision maker (CODM), to assess operating performance and make decisions about the allocation of resources. The Corporate Unallocated and Japan category includes non-reportable segments, as well as research and development and general and administrative costs, that the Company does not allocate directly to its operating segments.

Intercompany transactions primarily relate to intercontinental activity and have been eliminated and are excluded from the reported amounts. The difference between income from operations and pre-tax income relates to foreign currency-related gains and losses and interest income on cash balances and investments, which are not allocated to business segments.

Revenue and income from operations by reportable segment for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Revenue:
United States	$98,970	$100,127	$295,121	$286,524
Europe	21,464	22,155	69,441	68,259
Japan	1,287	3,060	8,229	9,733
Total revenue	$121,721	$125,342	$372,791	$364,516

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Income (Loss) from Operations:
United States	$25,293	$23,475	$73,984	$72,258
Europe	(3,581)	(2,223)	(7,509)	1,469
Corporate Unallocated and Japan	(15,654)	(14,325)	(47,326)	(46,435)
Total Income from Operations	$6,058	$6,927	$19,149	$27,292

Total long-lived assets at  September 30, 2022 and December 31, 2021 were as follows:

	September 30,	December 31,
(in thousands)	2022	2021
Total long-lived assets:
United States	$206,965	$215,701
Europe	51,636	59,388
Japan	1,255	5,257
Total Long-lived Assets	$259,856	$280,346

The Company's decision to close the Japan business resulted in operating expenses of $1.2 million and $6.4 million during the three and nine months ended September 30, 2022, respectively. Operating expenses included $0.1 million of employee severance and $1.1 million related to the write-down of fixed assets for the three months ended September 30, 2022. Operating expenses included $2.3 million of employee severance, $2.3 million related to the write-down of fixed assets, $0.9 million of facility-related charges, $0.6 million in goodwill impairment charges and $0.3 million in other closure related charges for the nine months ended September 30, 2022.

Revenue by product line for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Revenue:
Injection Molding	$48,940	$57,685	$155,693	$172,212
CNC Machining	47,489	43,658	141,809	121,953
3D Printing	19,823	18,589	59,458	53,994
Sheet Metal	5,219	4,854	15,066	14,790
Other Revenue	250	556	765	1,567
Total revenue	$121,721	$125,342	$372,791	$364,516

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

On May 27, 2022, our board of directors approved a plan for the closure of our manufacturing facility in Japan and announced an intention to cease operations in the region. Affected employees in Japan will receive severance and other transition assistance that meet or exceed local requirements. We expect to substantially complete the closure plan within the next year. Our decision to close the Japan business resulted in operating expenses of $1.2 million and $6.4 million during the three and nine months ended September 30, 2022, respectively. Operating expenses included $0.1 million of employee severance and $1.1 million related to the write-down of fixed assets for the three months ended September 30, 2022.  Operating expenses included $2.3 million of employee severance, $2.3 million related to the write-down of fixed assets, $0.9 million of facility-related charges, $0.6 million in goodwill impairment charges and $0.3 million in other closure related charges for the nine months ended September 30, 2022.

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

During the three months ended September 30, 2022, we served 23,816 unique product developers and engineers who purchased our products through our web-based customer interface, an increase of 1.5% over the same period in 2021. During the nine months ended September 30, 2022, we served 47,793 unique product developers and engineers who purchased our products through our web-based customer interface, an increase of 2.4% over the same period in 2021.

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

We define gross profit as our revenue less our cost of revenue, and we define gross margin as gross profit expressed as a percentage of revenue. Our gross profit and gross margin are affected by many factors, including our mix of revenue by product line, pricing, sales volume, manufacturing costs, the costs associated with increasing production capacity, the mix between domestic and foreign revenue sources, the mix between revenue produced in our internal manufacturing operations and outsourced to our external manufacturing partners, and foreign currency exchange rates.

Operating Expenses

Operating expenses consist of marketing and sales, research and development and general and administrative expenses. Personnel-related costs are the most significant component in each of these categories.

The launch of our Protolabs 2.0 project, an internal business systems initiative impacting both external customer-facing and internal back-end systems, in the United States in the first quarter of 2021, and our acquisition of Hubs in January 2021, led to higher operating expenses in the first nine months of 2021. Our business strategy is to continue to be a leading online and technology-enabled manufacturer of quick-turn, on-demand injection-molded, CNC-machined, 3D-printed and sheet metal custom parts for prototyping and low-volume production. In order to achieve our goals, we anticipate continued substantial investments in technology and personnel, resulting in increased operating expenses in the future.

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

Other Income (Loss), net

Other income (loss), net primarily consists of foreign currency-related gains and losses and interest income on cash balances and investments. Our foreign currency-related gains and losses will vary depending upon movements in underlying foreign currency exchange rates. Our interest income will vary each reporting period depending on our average cash balances during the period, composition of our marketable security portfolio and the current level of interest rates.

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

	Three Months Ended September 30,				Change		Nine Months Ended September 30,				Change
(dollars in thousands)	2022		2021		$	%	2022		2021		$	%
Revenue	$121,721	100.0	$125,342	100.0	$(3,621)	(2.9)	$372,791	100.0	$364,516	100.0	$8,275	2.3
Cost of revenue	68,089	55.9	70,018	55.9	(1,929)	(2.8)	205,933	55.2	197,237	54.1	8,696	4.4
Gross profit	53,632	44.1	55,324	44.1	(1,692)	(3.1)	166,858	44.8	167,279	45.9	(421)	(0.3)
Operating expenses:
Marketing and sales	20,594	16.9	21,422	17.1	(828)	(3.9)	62,235	16.7	61,946	17.0	289	0.5
Research and development	9,309	7.7	10,614	8.5	(1,305)	(12.3)	29,316	7.9	33,855	9.3	(4,539)	(13.4)
General and administrative	16,477	13.5	17,111	13.6	(634)	(3.7)	49,770	13.3	52,699	14.4	(2,929)	(5.6)
Closure of Japan business	1,194	1.0	-	-	1,194	100.0	6,388	1.7	-	-	6,388	100.0
Changes in fair value of contingent consideration	-	(0.0)	(750)	(0.6)	750	(100.0)	-	-	(8,513)	(2.3)	8,513	(100.0)
Total operating expenses	47,574	39.1	48,397	38.6	(823)	(1.7)	147,709	39.6	139,987	38.4	7,722	5.5
Income from operations	6,058	5.0	6,927	5.5	(869)	(12.5)	19,149	5.2	27,292	7.5	(8,143)	(29.8)
Other income (loss), net	(24)	(0.0)	136	0.1	(160)	(117.6)	(323)	(0.1)	(40)	-	(283)	707.5
Income before income taxes	6,034	5.0	7,063	5.6	(1,029)	(14.6)	18,826	5.1	27,252	7.5	(8,426)	(30.9)
Provision for income taxes	2,083	1.7	2,228	1.7	(145)	(6.5)	7,223	2.0	5,790	1.6	1,433	24.7
Net income	$3,951	3.3%	$4,835	3.9%	$(884)	(18.3)%	$11,603	3.1%	$21,462	5.9%	$(9,859)	(45.9)%

Stock-based compensation expense included in the statements of operations data above for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Stock options, restricted stock and performance stock	$4,573	$4,551	$12,247	$14,405
Employee stock purchase plan	334	427	1,088	1,134
Total stock-based compensation expense	$4,907	$4,978	$13,335	$15,539

Cost of revenue	$560	$644	$1,674	$1,947
Operating expenses:
Marketing and sales	929	1,059	2,479	2,841
Research and development	602	776	1,702	2,144
General and administrative	2,816	2,499	7,480	8,607
Total stock-based compensation expense	$4,907	$4,978	$13,335	$15,539

Comparison of Three Months Ended September 30, 2022 and 2021

Revenue

Revenue by reportable segment and the related changes for the three months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,
	2022		2021		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
United States	$98,970	81.3%	$100,127	79.9%	$(1,157)	(1.2)%
Europe	21,464	17.6	22,155	17.7	(691)	(3.1)
Japan	1,287	1.1	3,060	2.4	(1,773)	(57.9)
Total revenue	$121,721	100.0%	$125,342	100.0%	$(3,621)	(2.9)%

Our revenue decreased $3.6 million, or 2.9%, for the three months ended September 30, 2022 compared to the same period in 2021. By reportable segment, revenue in the United States decreased $1.2 million, or 1.2%, for the three months ended September 30, 2022 compared to the same period in 2021. Revenue in Europe decreased $0.7 million, or 3.1%, and revenue in Japan decreased $1.8 million, or 57.9%, in each case for the three months ended September 30, 2022 compared to the same period in 2021. The decrease in Japan revenue was driven by our decision in the second quarter of 2022 to close our Japan operations. Our acquisition of Hubs provided revenue of $6.9 million and $4.7 million in the United States, and $5.3 million and $4.1 million in Europe, for each of the three months ended September 30, 2022 and 2021. International revenue was negatively impacted by $4.1 million during the three months ended September 30, 2022 compared to the same period in 2021 as a result of foreign currency movements, primarily the weakening of the British Pound and Euro relative to the United States Dollar.

During the three months ended September 30, 2022, we served 23,816 unique product developers and engineers, an increase of 1.5% over the same period in 2021. Our growth in product developers and engineers served increased at a greater rate than our revenue growth, resulting in a decrease in the average spend per product developer and engineer. The decrease in average spend per product developer and engineer was driven by the impact of foreign currency movements, primarily the weakening of the British Pound and Euro relative to the United States Dollar.

Revenue by product line and the related changes for the three months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,
	2022		2021		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Injection Molding	$48,940	40.2%	$57,685	46.0%	$(8,745)	(15.2)%
CNC Machining	47,489	39.0	43,658	34.8	3,831	8.8
3D Printing	19,823	16.3	18,589	14.8	1,234	6.6
Sheet Metal	5,219	4.3	4,854	3.9	365	7.5
Other Revenue	250	0.2	556	0.5	(306)	(55.0)
Total revenue	$121,721	100.0%	$125,342	100.0%	$(3,621)	(2.9)%

By product line, our revenue decrease was driven by a 15.2% decrease in Injection Molding revenue and a 55.0% decrease in Other Revenue, which was partially offset by an 8.8% increase in CNC Machining revenue, a 6.6% increase in 3D Printing revenue and a 7.5% increase in Sheet Metal revenue, in each case for the three months ended September 30, 2022 compared to the same period in 2021.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue decreased $1.9 million, or 2.8%, for the three months ended September 30, 2022 compared to the same period in 2021, which was consistent with the rate of revenue decrease of 2.9% for the three months ended September 30, 2022 compared to the same period in 2021. Cost of revenue decreased $3.7 million in our digital manufacturing business, which was driven by decreases in overtime and contract labor expense and led to lower personnel and related costs of $3.6 million, and a decrease in raw material and product costs of $0.1 million. Hubs provided a $1.8 million increase in cost of revenue due to higher revenue volume for the three months ended September 30, 2022 when compared to the same period in 2021.

Gross Profit and Gross Margin. Gross profit decreased from $55.3 million in the three months ended September 30, 2021 to $53.6 million in the three months ended September 30, 2022. Gross margin remained consistent from 44.1% in the three months ended September 30, 2021 to 44.1% in the three months ended September 30, 2022.

Operating Expenses, Other Income (Loss), net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expenses decreased $0.8 million, or 3.9%, during the three months ended September 30, 2022 compared to the same period in 2021. Personnel and related cost decreases in our digital manufacturing business of $0.9 million and marketing program cost decreases in our digital manufacturing business of $0.3 million were offset by increases in Hubs' marketing and sales expenses of $0.4 million during the three months ended September 30, 2022 when compared to the same period in 2021.

Research and Development. Our research and development expenses decreased $1.3 million, or 12.3%, during the three months ended September 30, 2022 compared to the same period in 2021 primarily due to personnel and related cost decreases of $1.2 million driven by personnel and contractor resources dedicated to the launch of our Protolabs 2.0 system in 2021 and a $0.2 million decrease in professional services and other operating costs, which were partially offset by increases of $0.1 million in Hubs' research and development expenses.

General and Administrative. Our general and administrative expenses decreased $0.6 million, or 3.7%, during the three months ended September 30, 2022 compared to the same period in 2021 primarily due to a benefit of $1.2 million resulting from the sale of a facility, a decrease of $0.9 million in administrative costs and a decrease of $0.5 million in personnel and related costs, which were partially offset by an increase of professional services of $0.6 million, an increase in stock based compensation costs of $0.3 million, and increases of $1.1 million in Hubs' general and administrative expenses.

Closure of Japan business. Our decision to close our Japan business resulted in $1.2 million in operating expenses during the three months ended September 30, 2022. Operating expenses included $0.1 million of employee severance and $1.1 million related to the write-down of fixed assets. We had no expenses related to the closure of our Japan business in 2021.

Changes in fair value of contingent consideration. We had no contingent consideration liabilities recorded during 2022. The change in fair value of contingent consideration associated with the acquisition of Hubs was $0.8 million during the three months ended September 30, 2021.

Other income (loss), net. We recognized no other income, net for the three months ended September 30, 2022, a decrease of $0.1 million compared to other income, net of $0.1 million for the three months ended September 30, 2021. Other income, net for the three months ended September 30, 2022 primarily consisted of a $0.4 million loss on foreign currency, which was offset by $0.4 million in interest income on investments and other income. Other income, net for the three months ended September 30, 2021 primarily consisted of a $0.3 million in interest income on investments and other income, which were partially offset by a $0.2 million loss on foreign currency.

Provision for Income Taxes. Our effective tax rate of 34.5% for the three months ended September 30, 2022 increased 3.0% compared to 31.5% for the same period in 2021. The increase in the effective tax rate is primarily due to an increase in losses in jurisdictions, mainly Japan, that are not eligible for tax benefits due to valuation allowances. Our income tax provision of $2.1 million for the three months ended September 30, 2022 decreased $0.1 million compared to our income tax provision of $2.2 million for the three months ended September 30, 2021.

Comparison of Nine Months Ended September 30, 2022 and 2021

Revenue

Revenue by reportable segment and the related changes for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended September 30,
	2022		2021		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
United States	$295,121	79.2%	$286,524	78.6%	$8,597	3.0%
Europe	69,441	18.6	68,259	18.7	1,182	1.7
Japan	8,229	2.2	9,733	2.7	(1,504)	(15.5)
Total revenue	$372,791	100.0%	$364,516	100.0%	$8,275	2.3%

Our revenue increased $8.3 million, or 2.3%, for the nine months ended September 30, 2022 compared to the same period in 2021. By reportable segment, revenue in the United States increased $8.6 million, or 3.0%, for the nine months ended September 30, 2022 compared to the same period in 2021. Revenue in Europe increased $1.2 million, or 1.7%, and revenue in Japan decreased $1.5 million, or 15.5%, in each case for the nine months ended September 30, 2022 compared to the same period in 2021. The decrease in Japan revenue was driven by our decision in the second quarter of 2022 to close our Japan operations. Our acquisition of Hubs provided revenue of $17.5 million and $12.5 million in the United States and $16.2 million, and $10.9 million in Europe, for each of the nine months ended September 30, 2022 and 2021. Hubs revenue in 2021 represents the period from January 22, 2021, the date of acquisition, through September 30, 2021. International revenue was negatively impacted by $8.4 million during the nine months ended September 30, 2022 compared to the same period in 2021 as a result of foreign currency movements, primarily the weakening of the British Pound and Euro relative to the United States Dollar.

During the nine months ended September 30, 2022, we served 47,793 unique product developers and engineers, an increase of 2.4% over the same period in 2021. Our growth in product developers and engineers served increased at a rate consistent with our revenue growth. The average spend per product developer and engineer was impacted by the impact of foreign currency movements, primarily the weakening of the British Pound and Euro relative to the United States Dollar.

Revenue by product line and the related changes for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended September 30,
	2022		2021		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Injection Molding	$155,693	41.8%	$172,212	47.2%	$(16,519)	(9.6)%
CNC Machining	141,809	38.0	121,953	33.5	19,856	16.3
3D Printing	59,458	15.9	53,994	14.8	5,464	10.1
Sheet Metal	15,066	4.1	14,790	4.1	276	1.9
Other Revenue	765	0.2	1,567	0.4	(802)	(51.2)
Total revenue	$372,791	100.0%	$364,516	100.0%	$8,275	2.3%

By product line, our revenue increase was driven by a 16.3% increase in CNC Machining revenue, a 10.1% increase in 3D Printing revenue, and a 1.9% increase in Sheet Metal revenue, which was partially offset by a 9.6% decrease in Injection Molding revenue and a 51.2% decrease in Other Revenue, in each case for the nine months ended September 30, 2022 compared to the same period in 2021.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $8.7 million, or 4.4%, for the nine months ended September 30, 2022 compared to the same period in 2021, which was greater than the rate of revenue increase of 2.3% for the nine months ended September 30, 2022 compared to the same period in 2021. Cost of revenue increased $3.8 million in our digital manufacturing business, which was driven by an increase in raw material and product costs of $3.7 million resulting from materials cost inflation and higher logistics costs and an increase in equipment and facility related costs of $0.4 million, which were partially offset by a decrease in our personnel and labor costs of $0.3 million. Our acquisition of Hubs provided a $4.9 million increase in cost of revenue for the nine months ended September 30, 2022 when compared to the same period in 2021.

Gross Profit and Gross Margin. Gross profit decreased from $167.3 million in the nine months ended September 30, 2021 to $166.9 million in the nine months ended September 30, 2022. Gross margin decreased from 45.9% in the nine months ended September 30, 2021 to 44.8% in the nine months ended September 30, 2022, primarily due to materials cost inflation as described above and the mix of revenue.

Operating Expenses, Other Income (Loss), net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expenses increased $0.3 million, or 0.5%, during the nine months ended September 30, 2022 compared to the same period in 2021. Hubs provided a $1.7 million increase in marketing and sales expenses, which was partially offset by a decrease in our digital manufacturing business personnel and related costs of $1.2 million and marketing program cost decreases of $0.2 million during the nine months ended September 30, 2022 when compared to the same period in 2021.

Research and Development. Our research and development expenses decreased $4.5 million, or 13.4%, during the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to personnel and related cost decreases of $5.1 million driven by personnel and contractor resources dedicated to the launch and support of our Protolabs 2.0 system in 2021 and decreases in professional services and other operating costs of $0.2 million. The decrease was partially offset by a $0.8 million increase in Hubs' research and development expenses during the nine months ended September 30, 2022 when compared to the same period in 2021.

General and Administrative. Our general and administrative expenses decreased $2.9 million, or 5.6%, during the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to a decrease of $1.8 million in professional service costs primarily driven by increased transaction costs in 2021 related to our acquisition of Hubs, a decrease of $1.1 million in stock-based compensation expense primarily driven by increased stock-based compensation expense in 2021 related to the retirement of our CEO, a decrease of $2.2 million in administrative costs, which includes a benefit of $1.2 million resulting from the sale of a facility, and a decrease of $0.4 million in personnel and related costs, which was partially offset by our acquisition of Hubs, which provided an increase of $2.6 million in general and administrative expenses during the nine months ended September 30, 2022 when compared to the same period in 2021.

Closure of Japan business. Our decision to close our Japan business resulted in $6.4 million in operating expenses during the nine months ended September 30, 2022. Operating expenses included $2.3 million of employee severance, $2.3 million related to the write-down of fixed assets, $0.9 million of facility-related charges, $0.6 million in goodwill impairment charges and $0.3 million in other closure related charges. We had no expenses related to the closure of our Japan business in 2021.

Changes in fair value of contingent consideration. We had no contingent consideration liabilities recorded during 2022. The change in fair value of contingent consideration associated with the acquisition of Hubs was $8.5 million during the nine months ended September 30, 2021.

Other Loss, net. We recognized other loss, net of $0.3 million for the nine months ended September 30, 2022, an increase of $0.3 million compared to no other loss, net for the nine months ended September 30, 2021. Other loss, net for the nine months ended September 30, 2022 primarily consisted of a $0.8 million loss on foreign currency, which was partially offset by $0.5 million in interest income on investments and other income. Other loss, net for the nine months ended September 30, 2021 primarily consisted of a $0.6 million loss on foreign currency, which was offset by $0.6 million in interest income on investments and other income.

Provision for Income Taxes. Our effective tax rate of 38.4% for the nine months ended September 30, 2022 increased 17.2% compared to 21.2% for the same period in 2021. The increase in the effective tax rate is primarily due to a decrease in tax benefits from the vesting of restricted stock and the exercise of stock options, as well as an increase in losses in jurisdictions, mainly Japan, that are not eligible for tax benefits due to valuation allowances. Our income tax provision of $7.2 million for the nine months ended September 30, 2022 increased $1.4 million compared to our income tax provision of $5.8 million for the nine months ended September 30, 2021.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021
Net cash provided by operating activities	$51,564	$32,225
Net cash used in investing activities	(43,365)	(98,325)
Net cash used in financing activities	(12,795)	(13,820)
Effect of exchange rates on cash and cash equivalents	(1,972)	119
Net decrease in cash and cash equivalents	$(6,568)	$(79,801)

Sources of Liquidity

Historically, we have primarily financed our operations and capital expenditures through cash flow from operations. We had cash and cash equivalents of $59.4 million as of September 30, 2022, a decrease of $6.6 million from December 31, 2021. The decrease in our cash was primarily due to cash used in investing activity for net purchases of marketable securities of $30.2 million, net purchases of property, equipment and other capital assets of $13.2 million, and cash used in financing activities of $12.8 million, which were partially offset by cash generated through operations of $51.5 million.

Cash Flows from Operating Activities

Cash flows from operating activities were $51.5 million during the nine months ended September 30, 2022 and primarily consisted of net income of $11.6 million, adjusted for certain non-cash items, including depreciation and amortization of $30.0 million, stock-based compensation expense of $13.3 million, and impairments related to the closure of our Japan business of $2.8 million, and changes in operating assets and liabilities and other items totaling $3.9 million, which were partially offset by deferred taxes of $8.9 million and a gain on disposal of property and equipment of $1.2 million. Cash flows from operating activities were $32.2 million during the nine months ended September 30, 2021 and primarily consisted of net income of $21.5 million, adjusted for certain non-cash items, including depreciation and amortization of $30.2 million and stock-based compensation expense of $15.5 million, which were partially offset by a decrease in the fair value of contingent consideration of $8.5 million and changes in operating assets and liabilities and other items totaling $26.5 million.

Cash flows from operating activities increased $19.3 million during the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to changes in operating assets and liabilities totaling $30.7 million, changes in fair value of contingent consideration of $8.5 million, and costs related to the closure of our Japan business of $2.8 million, which were partially offset by decreases in net income of $9.9 million, stock-based compensation of $2.2 million, deferred taxes of $8.8 million, gain on disposal of property and equipment of $1.2 million, depreciation and amortization of $0.3 million and $0.3 million in other items.

Cash Flows from Investing Activities

Cash used in investing activities was $43.4 million during the nine months ended September 30, 2022, consisting of $30.2 million for net purchases of marketable securities and $13.2 million for net purchases of property, equipment and other capital assets.

Cash used in investing activities was $98.3 million during the nine months ended September 30, 2021, consisting of $127.4 million in cash used for acquisitions, net of cash acquired and $27.9 million for the purchases of property, equipment and other capital assets, which were partially offset by $57.0 million for net proceeds from investments in marketable securities.

Cash Flows from Financing Activities

Cash used in financing activities was $12.8 million during the nine months ended September 30, 2022, consisting of $13.1 million in repurchases of common stock, $1.6 million in purchases of shares withheld for tax obligations associated with equity transactions and $0.4 million for repayments of finance lease obligations, which were partially offset by $2.3 million in proceeds from exercises of stock options.

Cash used in financing activities was $13.8 million during the nine months ended September 30, 2021, consisting of $13.0 million in repurchases of common stock, $4.2 million in purchases of shares withheld for tax obligations associated with equity transactions, and $0.4 million for repayments of finance lease obligations, which were partially offset by $3.8 million in proceeds from the exercise of stock options.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Critical Accounting Policies and Use of Estimates

We have adopted various accounting policies to prepare the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Our significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. There were no material changes to our critical accounting policies during the nine months ended September 30, 2022.

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

We have not used forward contracts or currency borrowings to hedge our exposure to foreign currency risk. Foreign currency risk can be assessed by estimating the change in results of operations or financial position resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would generally not have a material impact on our financial position, but could have a material impact on our results of operations. We recognized foreign currency losses of $0.4 million and $0.2 million during the three months ended September 30, 2022 and 2021, respectively.  We recognized foreign currency losses of $0.8 million and $0.6 million during the nine months ended September 30, 2022 and 2021, respectively. The changes in foreign exchange rates had a negative impact on consolidated revenue of $4.1 million for the three months ended September 30, 2022 and $8.4 million for the nine months ended September 30, 2022 as compared to the same periods in 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 9, 2017, our board of directors authorized the repurchase of shares of our common stock from time to time on the open market or in privately negotiated purchases, at an aggregate purchase price of up to $50 million. On May 16, 2019, we announced that our board of directors approved a $50 million increase in its authorized stock repurchase program and extended the term of the program through December 31, 2023, which increased the stock repurchase program to $100 million. On December 8, 2021, our board of directors approved a $50 million increase in its authorized stock repurchase program, which increased the total expenditure authorized to $150 million. We have $48.8 million remaining under this authorization. The timing and amount of any share repurchases will be determined by our management based on market conditions and other factors.

During the three months ended September 30, 2022, we repurchased 207,500 shares of our common stock at a total purchase price of $7.8 million under this program.  Common stock repurchase activity through September 30, 2022 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)
July 1, 2022 through July 31, 2022	-	$-	-	$56,669
August 1, 2022 through August 31, 2022	-	$-	-	$56,669
September 1, 2022 through September 30, 2022	207,500	$37.73	207,500	$48,841
	207,500	$37.73	207,500	$48,841

Item 3. Defaults Upon Senior Securities

No matters to disclose.

Item 4. Mine Safety Disclosures

No matters to disclose.

Item 5. Other Information

No matters to disclose.

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit Number	Description of Exhibit
3.1(1)	Third Amended and Restated Articles of Incorporation of Proto Labs, Inc.
3.2(2)	Articles of Amendment to Third Amended and Restated Articles of Incorporation of Proto Labs, Inc. dated May 20, 2015
3.3(3)	Second Amended and Restated By-Laws of Proto Labs, Inc., as amended through November 8, 2016
10.1(4)	Proto Labs, Inc. 2022 Long-Term Incentive Plan
10.2(5)	Form of Incentive Stock Option Agreement under the 2022 Long-Term Incentive Plan
10.3(6)	Form of Non-Statutory Stock Option Agreement (Directors) under the 2022 Long-Term Incentive Plan
10.4(7)	Form of Non-Statutory Stock Option Agreement (U.S. Employees) under the 2022 Long-Term Incentive Plan
10.5(8)	Form of Non-Statutory Stock Option Agreement (U.K. Employees) under the 2022 Long-Term Incentive Plan
10.6(9)	Form of Restricted Stock Unit Award Agreement under the 2022 Long-Term Incentive Plan (U.S. Employees)
10.7(10)	Form of Restricted Stock Unit Award Agreement under the 2022 Long-Term Incentive Plan (U.K. Employees)
10.8(11)	Form of Restricted Stock Unit Award Agreement under the 2022 Long-Term Incentive Plan (Directors)
10.9(12)	Form of Performance Stock Unit Award Agreement under the 2022 Long-Term Incentive Plan
10.10(13)	Form of Deferred Stock Unit Award Agreement under the 2022 Long-Term Incentive Plan
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A, filed with the Commission on February 13, 2012, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3.1 to the Company's Form 8-K, filed with the Commission on May 21, 2015 and incorporated by reference herein.
(3)	Previously filed as Exhibit 3.1 to the Company's Form 8-K, filed with the Commission on November 8, 2016 and incorporated by reference herein.
(4)	Previously filed as Exhibit 10.1 to the Company's Form 8-K, filed with the Commission on August 30, 2022 and incorporated by reference herein.
(5)	Previously filed as Exhibit 10.2 to the Company's Form 8-K, filed with the Commission on August 30, 2022 and incorporated by reference herein.
(6)	Previously filed as Exhibit 10.3 to the Company's Form 8-K, filed with the Commission on August 30, 2022 and incorporated by reference herein.
(7)	Previously filed as Exhibit 10.4 to the Company's Form 8-K, filed with the Commission on August 30, 2022 and incorporated by reference herein.
(8)	Previously filed as Exhibit 10.5 to the Company's Form 8-K, filed with the Commission on August 30, 2022 and incorporated by reference herein.
(9)	Previously filed as Exhibit 10.6 to the Company's Form 8-K, filed with the Commission on August 30, 2022 and incorporated by reference herein.
(10)	Previously filed as Exhibit 10.7 to the Company's Form 8-K, filed with the Commission on August 30, 2022 and incorporated by reference herein.
(11)	Previously filed as Exhibit 10.8 to the Company's Form 8-K, filed with the Commission on August 30, 2022 and incorporated by reference herein.
(12)	Previously filed as Exhibit 10.9 to the Company's Form 8-K, filed with the Commission on August 30, 2022 and incorporated by reference herein.
(13)	Previously filed as Exhibit 10.10 to the Company's Form 8-K, filed with the Commission on August 30, 2022 and incorporated by reference herein.
*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Proto Labs, Inc.

Date: November 4, 2022	/s/ Robert Bodor
Robert Bodor
President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2022	/s/ Daniel Schumacher
Daniel Schumacher
Chief Financial Officer (Principal Financial Officer)