Form 10-K
period 2022-12-31
Proto Labs Inc
filed 2023-02-21
CIK 1443669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of June 30, 2022 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $1.3 billion.

As of February 6, 2023, there were 26,679,484 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2023 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Special Note Regarding Forward Looking Statements

Statements contained in this Annual Report on Form 10-K regarding matters that are not historical or current facts are “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve known and unknown risks, uncertainties and other factors which may cause our results to be materially different than those expressed or implied in such statements. In particular, some of the risks associated with our business include:

•	the level of competition in our industry and our ability to compete;

•	our ability to respond to changes in our industry;

•	our ability to effectively grow our business and manage our growth;

•	our ability to continue to sell to existing and new customers;

•	our ability to meet product developers’ and engineers’ needs and expectations regarding quick turnaround time, breadth of manufacturing processes, price and specifications for quality;

•	the adoption rate of e-commerce and 3D CAD software by product developers and engineers;

•	our ability to process a large volume of designs and identify significant opportunities in our business;

•	our ability to maintain and enhance our brand;

•	our ability to successfully identify, complete and integrate acquisitions or other strategic transactions;

•	our ability to complete and successfully launch updates to our systems;

•	the loss of key personnel or failure to attract and retain additional personnel;

•	system interruptions at our operating facilities;

•	possible unauthorized access to customers’ confidential information stored in our systems; and

•	our ability to protect our intellectual property and not infringe on others’ intellectual property.

Certain of these factors and others are described in the discussion on risk factors that appear in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K and uncertainties are detailed in this and other reports and filings with the Securities and Exchange Commission ("SEC"). Other unknown or unpredictable factors also could have material adverse effects on our future results. We cannot guarantee future results, levels of activity, performance or achievements. Accordingly, you should not place undue reliance on these forward-looking statements. Finally, except as required by law, we expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

PART I

Item 1. Business

Overview

Proto Labs, Inc. was incorporated in Minnesota in 1999. The terms “Proto Labs,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Proto Labs, Inc. and its subsidiaries. We are one of the world’s largest and fastest digital manufacturers of custom prototypes and on-demand production parts. Our mission is to empower companies to bring new ideas to market by offering the fastest and most comprehensive digital manufacturing service in the world. Our automated quoting and manufacturing systems allow us to produce commercial-grade plastic, metal, and liquid silicone rubber parts in as fast as one day. We manufacture prototype and low volume production parts for companies worldwide, who are under increasing pressure to bring their finished products to market faster than their competition. We utilize injection molding, computer numerical control (CNC) machining, 3D printing and sheet metal fabrication to manufacture custom parts for our customers. We have manufactured over 450 million parts for customers. For most of our offerings, our proprietary technology eliminates most of the time-consuming and expensive skilled labor conventionally required to quote and manufacture parts. Using our technology, we have analyzed over 13.0 million unique part designs. Our customers conduct nearly all of their business with us over the Internet. We target our products to the millions of product developers and engineers who use three-dimensional computer-aided design (3D CAD) software to design products across a diverse range of end-markets. In addition, we serve procurement and supply chain professionals seeking to manufacture custom parts on-demand. We have established our operations in the United States, Europe and Japan. We believe the United States and Europe are two of the largest geographic markets where product developers and engineers are located. On May 27, 2022, the Company's board of directors approved a plan for the closure of the Company's manufacturing facility in Japan and announced an intention to cease operations in the region. Through the acquisition of Hubs (formerly 3D Hubs, Inc.) (Hubs) in 2021, we are able to provide our customers access to a global network of premium manufacturing partners who reside across North America, Europe and Asia, complementing our in-house manufacturing. We believe our use of advanced technology enables us to offer significant advantages at competitive prices to many customers and is the primary reason we have become a leading supplier of custom parts.

We believe prototype and low volume custom parts manufacturing has historically been an underserved market due to the inefficiencies inherent in the quotation, equipment set-up and non-recurring engineering processes required to produce custom parts. Our customers typically order short run custom parts for a variety of reasons, including:

●	they need a prototype to confirm the form, fit and function of one or more components of a product under development;

●	they need an initial supply of parts to support pilot production for testing of a product;

●	they need an initial supply of parts to support production while their tools for a high-volume production mold are prepared;

●	they need to meet their customers' variable demand for parts in a competitive timeframe;

●	their product will only be produced in a limited quantity and/or is highly customized;

●	they need to support end-of-life production in a cost-effective manner;

●	they want to avoid minimum order quantities or costs related to storing excess inventory;

●	they need access to diverse, cost competitive manufacturing capabilities and value the convenience of working with a single supplier to match parts to the best producer; or

●	they need low- to mid-volumes of parts on an irregular schedule and prefer to order on-demand.

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

●	Hubs in 2021 to provide the platform to expand our offering for our customers by providing access to a global network of premium manufacturing partners; and

●	Critical-to-Quality First Article Inspection technology for Injection Molded prototypes and low-volume production parts in 2021.

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

One example of our broad ability to serve our customers’ use cases is a prominent medical company that turned to Protolabs and its advanced capabilities to accelerate the development of its new product. The medical team needed 12 injection molding tools for multiple components—all from a single manufacturing supplier. To address their needs, we paired our digital factory capabilities and global supply network together for accelerated manufacturing, advanced mold production capabilities, and quality parts. In the end, we produced nine quick-turn tools through our molding factory and three high-requirement tools via our supply network. Supply chain complexity was ultimately simplified by being a one-stop digital manufacturing resource.

Customer Order

The customer order process begins when the customer uploads one or more 3D CAD models representing the desired part geometry through our web-based customer interfaces. Our websites provide a straightforward means for our customers to submit 3D CAD part designs, including managing projects with multi-part orders, across multiple services and capabilities. Our proprietary software uses complex algorithms to analyze the 3D CAD geometry, analyze its DFM and support the creation of an interactive, web-based quotation containing pricing and manufacturability information. Using this technology, we have analyzed over 13.0 million unique part designs. The artificial intelligence and machine learning provided by each analysis allows us to continually improve our DFM technology. When the analysis is complete, a link to the quotation is then e-mailed to the customer, who can access the quotation, change a variety of order parameters and instantly see the effect on price before finalizing the order.

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

Outsourced Manufacturing Operations to Network of Manufacturing Partners

Once a customer order is confirmed, Hubs’ proprietary software automatically routes the parts to the right manufacturing partner within minutes using a smart order routing system. Selected highlights of Hubs’ proprietary software platform are:

●	Majority of ordered parts are instantly quoted
●	98% of orders are manufacturable and the design for manufacturability software developed in-house
●	Majority of sourced orders are paired automatically using smart order routing system
●	Machine learning on data of over 12.0 million parts produced

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

Establish Platform (2022-2023)

We serve nearly all of our customers over the internet using our e-commerce, digital model. The majority of customers upload CAD files through our secure e-commerce platform to receive a quote, and ultimately, place an order. The order is then processed through our digital model that is connected by our systems.

In the fourth quarter of 2020 in Europe and in the first quarter of 2021 in the United States, we launched Protolabs 2.0 (PL 2.0), a project designed to enhance the functionality and ease of use of our platform and expanded the capabilities of our customer-facing and back-end systems in order to further increase automation and meet the evolving needs of product developers and engineers worldwide. In 2022, we launched the first iteration of our integrated offer in Europe, which allows us to offer CNC manufacturing for eligible parts through the combination of our internal digital manufacturing and our digital network of manufacturing partners.

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

Accelerate Growth (2022-2026)

Our launch of PL 2.0 and acquisition of Hubs in 2021 provides the foundation for us to accelerate growth. The enhanced customer experience and expanded offering portfolio is expected to drive higher customer satisfaction, higher annual revenue per customer and improved customer retention. In addition, the new platform will allow us to continue to expand our parts offerings and serve a broader set of customer use cases. We serve a diverse set of customers from over a dozen industries. Accordingly, unlike most traditional manufacturers, we are not reliant on a single industry for growth. Our customers range from small start-ups to multi-national corporations. We continue to capitalize on the e-commerce revolution, as product developers and engineers move from sourcing parts traditionally to the e-commerce experience for sourcing custom parts.

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

Finally, we anticipate our new complete and comprehensive offering will be attractive to new customers. We expect to continue to acquire new customers from traditional shops by communicating the advantages of digital manufacturing. The breadth of our offer will allow us to be a single supplier, or one-stop-shop, for all of our customer's needs.

Expand Profitability (2025 and beyond)

The market in which we play, the tremendous value we deliver to our customers and our ability to expand our capabilities to serve our customers, has allowed us to grow from revenue of $126.0 million in 2012, the year of our IPO, to revenue of $488.4 million in 2022. As we establish our platform and accelerate growth, we are positioned to serve customers more holistically, which we expect will drive continued, long-term sustainable revenue growth, and ultimately, expanded profitability.

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

We believe our sales staff is adept at researching customer companies and networking to find additional customers who may have a need for our products. We also have a team of customer service engineers who can support highly technical engineering discussions with product developers and engineers as required during the sales process. Our revenue is generated from a diverse customer base, with no single customer company representing more than 5% of our total revenue in 2022. In our history, we have served over 85% of the 2022 Fortune 500 companies in our target industries.

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

2022 Environmental, Social and Governance Strategy and Risk Assessment Process

In 2021, our board of directors, executives and leaders throughout the organization focused to identify our top environmental, social and governance (ESG) priorities for 2022 and beyond. In 2022, for each of our top priorities, we focused to: (1) identify data, measures and metrics, (2) assess our current performance, (3) set both short- and long-term goals for each of our top priorities, and (4) begin to execute on our plans for each of these areas. The figure below shows the results of our ESG priority setting initiative in terms of both importance to shareholders and our Company’s success.

ENVIRONMENTAL
SOCIAL
GOVERNANCE
Important to Stakeholders
Ethics & Integrity
Ethics, Compliance & Transparency
Environmental Compliance
Employee health, wellbeing, and safety
Data security & privacy
Green house gas emissions / air pollution
Product quality & safety
Diversity & inclusion
Waste management / recycling
Shareholder rights
Board oversight
Regulatory management
Board diversity / independence
Risk & crisis management
Employee training & development
Supply chain sustainability / environmentally responsible sourcing
Local community impact & investments
Supply chain social responsibility (human rights in supply chain)
Volunteering & Philanthropy
Energy use
Anti-corruption and bribery
Executive pay
Economic inequality
Water use
Global access to manufacturing
TIER 3
TIER 2
TIER 1
Important to PRLB Business Success

Our environmental key priorities include:

•	Environmental compliance
•	Energy use reduction
•	Waste management/recycling

In 2022, our environmental initiative was to define our key priorities and focus areas.  Once our key priorities were defined, we implemented cross functional teams to begin collecting base data related to energy use and waste management/recycling.  Data is being monitored and tracked, with the intent to review 12 months of baseline data in 2023 to ensure action plans now and in the future are resulting in measurable results. For areas where data was not currently available, we are implementing action plans and processes to enable us to track baseline data in the future.

Our social key priorities include:

•	Ethics and integrity
•	Employee health and well being
•	Diversity, equity and inclusion

In 2022, we strived to define our key priorities and focus areas. We established goals and initiatives specific to each key area, determined whether goals were global or regional in nature and established action plans to drive improvement.

Our governance key priorities include:

•	Ethics, compliance and transparency
•	Regulatory management
•	Risk and crisis management

In 2022, we developed a formal enterprise risk management program, which included input from our board of directors and various levels of company leadership. Our program includes formal enterprise and fraud risk assessments. The results of the enterprise risk management program will be used to drive governance key priorities and company strategy in 2023 and beyond. In addition, we set regulatory management goals around International Traffic in Arms Regulation and global export compliance and established enhanced decision authority and signatory matrices to drive governance oversight and compliance.

Environmental

●	Digital Manufacturing Drives Sustainability

As a digital manufacturer, we are able to assist our customers as they focus on materials management, operational productivity and on-demand solutions. Digital manufacturing is a solution our customers can deploy to reduce product waste by iterating part designs virtually, on a digital twin model before any actual production begins. With on-demand production of parts, there is also reduced reliance on storage facilities since inventory is virtual – the parts you need, when you need them. Our on-demand manufacturing model also helps customers with end-of-life planning for products, reducing the need for ordering excess parts with shifting market demand.

When paired with a robust e-commerce platform, digital manufacturing can also increase efficiencies in material selection and usage, the procurement process, and accelerating innovation. Furthermore, reducing scrap rate requires monitoring systems that enable automated process cycle sheet generation, ensuring run-to-run repeatability and reducing operator error. This kind of monitoring system can improve consistency in part production and reduce scrap costs, especially in injection molding and parts nonconformance. We believe sustainability in product development, and in manufacturing, is the future and we will continue to support our customers in their own sustainability journeys.

●	Environmental Initiatives

We are committed to having a positive impact on the environment. In 2022, we hosted InspirON in Europe, an online knowledge sharing event to focus on what design engineers need to consider when developing sustainable products for manufacturing. The event was designed to provide insight into designing more sustainable products and to explore how design can help make the manufacturing process greener and more efficient. The event covered topics ranging from: sustainable material selection, to the role that digital manufacturing and industry 4.0 will play, to how to develop and optimize a sustainable supply chain.

In 2021, we were awarded a Manufacturing Leadership Award from the National Association of Manufacturers (NAM) in the Sustainability Leadership category. This category recognizes companies embracing manufacturing processes that are non-polluting, conserve energy and natural resources, and are economically sound and safe for employees, communities, and consumers. In 2020, we installed nearly 1,900 solar panels on the roof of our facility in Plymouth, MN, one of our larger manufacturing facilities. The solar array covers nearly 20 percent of our energy use in Plymouth, MN and offsets the equivalent of 1.3 million pounds of CO2 and preserves 775 acres of forest annually.

We strive to maximize recycling in both our manufacturing and office facilities. In our manufacturing facilities, we recycle metal, plastic and water used throughout the manufacturing processes. Finally, the Green Team, an employee-led organization, educates our employees on how they can positively impact the environment, both at work and at home. The Green Team also provides opportunities for employees to positively impact the environment, including activities like roadside cleanup and tree planting.

Social

●	Diversity, Equity and Inclusion

At Protolabs, diversity, equity and inclusion matters. We are committed to nurturing a culture where we celebrate diversity, equity and inclusivity as a way of life. Our diversity and inclusion efforts start at the top with our board regularly reviewing initiatives. Our Diversity, Equity and Inclusion (DEI) Leadership Council was established to promote honest conversations, influence best practices and educate our employees. Our DEI Leadership Council members are employee representatives chosen from various functions and locations to work directly with our leadership team to drive change in our work environment. We also require certain employees to participate in annual unconscious bias training to further foster a work environment of fairness and sensitivity. As we continue to grow, we will continue to emphasize employee safety and having an inclusive work environment as top priorities. Our goal is to build diverse teams throughout the global organization and be a role model for the communities where we work and live. Uniqueness defines us as a company, from our custom products to our employees. Our pledge is to promote a global culture that invites, recognizes and embraces each individuals contributions to make a stronger “US”.

●	Workforce Demographics

As of December 31, 2022, we had 2,568 full-time employees, including 1,787 full-time employees in the United States, 777 full-time employees in Europe and 4 full-time employees in Japan. We also regularly use independent contractors and other temporary employees across the organization to augment our regular staff. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified, diverse and inclusive personnel.

We are an equal opportunity employer, and we believe that a diverse workforce made up of people with different ideas, strengths, interests and cultural backgrounds drives employee and business success. Our workforce is composed of a diverse group of engineers, technicians and business professionals from around the world and every walk of life.

We believe our employees are critical to our success and continually seek employee feedback to enhance employee engagement. In 2022, our attrition rates were higher than normal. Our attrition rates were 21.8% and 23.1% in the United States and Europe, respectively.

●	Compensation and Benefits

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

We provide employee benefits that meet or exceed the requirements of local law. We are committed to providing comprehensive benefits plans including, but not limited to, paid leave, retirement savings, health benefits, dental benefits, maternity leave, parental leave, family care leave, and childcare benefits. All overtime is performed and compensated in accordance with the law and the individual’s employment contract or other applicable contract or collective agreement.

●	Education

We firmly believe that investing in the education of our employees is critical to our success. Our employees are provided access to a robust learning management system that offers hundreds of courses on various topics ranging from compliance to leadership and for job-specific skills. In 2022 and 2021, employees spent an average of 36 and 14 hours, respectively, per employee in training sessions. We provide an Educational Assistance Program for employees, which offers financial assistance for both professional and personal development to inspire employees to continuously enhance their skills and knowledge. We have a customized leadership development program designed for current and aspiring managers in search of developing their leadership skills. The program provides training on topics that are aligned with our Leadership Principles and our Core Values. In 2022, we launched a pilot mentorship program to provide opportunity for mentors and mentees to accelerate their personal and professional development through a one-on-one guided relationship.

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

●	Health, Safety and Wellness

We are committed to providing a safe and healthy working environment that minimizes health and safety risks. Our processes support accident prevention and prioritizes the health and safety of all of our employees and all others affected by their activities. We provide and require our employees to use personal protective equipment at all times. To ensure our employees understand the importance of safety, we provide regular, mandatory training.

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

●	Charitable Giving

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

●	Human Rights

We recognize our responsibility to protect human rights and we are committed to fostering an organizational culture which promotes support for internationally recognized human rights and labor standards. We strive to respect and promote human rights in accordance with the UN Guiding Principles on Business and Human Rights in our relationship with our employees, customers and suppliers. We have established a Human Rights Policy which is available on the Investor Relations section of our website.

●	Supply Chain

We are committed to conducting our business in accordance with the highest ethical standards and in compliance with all applicable laws, rules and regulations. We expect our suppliers to share our principles and uphold our standards and for each to develop policies and programs as appropriate to ensure that all workers understand and adhere to these standards. We have established a Vendor Code of Conduct Policy, including guidance on anti-bribery, privacy and data protection; responsible sourcing of materials; environmental standards; labor and human rights and anti-tax evasion. Our full policy is available on the Investor Relations section of our website.

Intellectual Property

We regard our patents, trademarks, service marks, trade dress, trade secrets, copyrights, domain names and other intellectual property as valuable to our business and rely on patent, trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, vendors and others to protect our proprietary rights. We register our patents, trademarks and service marks in the United States and other jurisdictions as we deem appropriate. As of December 31, 2022, we owned and had applications pending for patents relating to various aspects of our quoting and manufacturing processes as follows:

Jurisdiction	Issued Patents	Applications Pending
United States	34	12
United Kingdom	3	0
Netherlands	1	0

Our patents have expiration dates ranging from 2023 to 2042. We also owned approximately 29 registered United States trademarks or service marks as of December 31, 2022, with corresponding registered protection in Europe and Japan for the most important of these marks such as PROTO LABS, HUBS, PROTOMOLD, FIRSTCUT, PROTOQUOTE, FIRSTQUOTE, PROTOFLOW and FINELINE, corresponding approved protection in Canada for PROTO LABS, FIRSTCUT and FINELINE, and corresponding registered protection in Australia, Canada and Mexico for PROTOMOLD. There can be no assurance that the steps we take to protect our proprietary rights will be adequate or that third parties will not infringe or misappropriate such rights. We have been subject to claims and expect to be subject to legal proceedings and claims from time to time in the ordinary course of our business. In particular, we may face claims from third parties that we have infringed their patents, trademarks or other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. Any unauthorized disclosure or use of our intellectual property could make it more expensive to do business and harm our operating results.

Available Information

Our principal executive offices are located at 5540 Pioneer Creek Drive, Maple Plain, Minnesota 55359 and our telephone number is (763) 479-3680. Our website address is www.protolabs.com. Information on our website does not constitute part of this Annual Report on Form 10-K or any other report we file or furnish with the Securities and Exchange Commission (SEC). We provide free access to various reports that we file with or furnish to the SEC through our website as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports. Our SEC reports can be accessed through the investor relations section of our website.

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

Executive Officers of the Registrant

Set forth below are the names of our current executive officers, their ages, titles, the year first appointed as an executive officer, and employment for the past five years:

Robert Bodor	50	President, Chief Executive Officer and Director
Daniel Schumacher	48	Chief Financial Officer
Oleg Ryaboy	47	Chief Technology Officer
Michael R. Kenison	51	Vice President/General Manager – Americas
Bjoern Klaas	53	Vice President/General Manager and Managing Director – Europe, Middle East and Africa

Executive officers of the Company are elected at the discretion of the board of directors with no fixed terms. There are no family relationships between or among any of the executive officers or directors of the Company. There are no arrangements or understandings between any of the executive officers and any other persons pursuant to which they were selected as an officer.

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

Daniel Schumacher. Mr. Schumacher has served as our Chief Financial Officer and principal financial and accounting officer since June 2022. Prior to his current role, Mr. Schumacher served as our Interim Chief Financial Officer since December 2021. Mr. Schumacher also led investor communication, forecasting and planning, and business intelligence for the Company as Vice President of Investor Relations and FP&A from April 2017 to December 2021. From 2015 to 2017, Mr. Schumacher served as finance director in the Americas Finance & Operations organization of Stratasys, Inc, a 3D Printing OEM. From 2001 to 2015, Mr. Schumacher was in finance leadership roles of increasing responsibility for Rockwell Automation, an industrial automation company.

Oleg Ryaboy. Mr. Ryaboy has served as our Chief Technology Officer since September 2022. Prior to joining Proto Labs, Mr. Ryaboy served from 2010 to 2022 as Chief Technology Officer and Senior Vice President at Digital River, a global e-commerce platform and software-as-a-service company providing online storefronts.

Michael Kenison. Mr. Kenison has served as our Vice President/General Manager - Americas since June 2021. Prior to his current position, Mr. Kenison led various teams at the Company, including as Vice President of Manufacturing, a role he held since 2013. Before his tenure at Protolabs, Mr. Kenison served in several leadership roles within the industry, including as Vice President of Manufacturing at Cardiac Science, Inc. - a medical device provider of defibrillator technology.

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

A number of factors or events could cause such interruptions or problems, including among others: human and software errors, design faults, challenges associated with upgrades, changes or new facets of our business, power loss, telecommunication failures, fire, flood, extreme weather, political instability, acts of terrorism, war, break-ins and security breaches, contract disputes, labor strikes and other workforce-related issues, capacity constraints due to an unusually large number of product developers and engineers accessing our websites or ordering parts at the same time, and other similar events. These risks are augmented by the fact that our customers come to us largely for our quick-turn manufacturing capabilities and that accessibility and turnaround speed are often of critical importance to these product developers and engineers. We are dependent upon our facilities through which we satisfy all of our production demands, as well as managerial, customer service, sales, marketing and other similar functions, and we have not identified alternatives to these facilities or established fully redundant systems in multiple locations. However, we have redundant computing systems for each of our United States and European operations. In addition, we are dependent in part on third parties for the implementation and maintenance of certain aspects of our communications and production systems, and therefore preventing, identifying and rectifying problems with these aspects of our systems is to a large extent outside of our control.

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

We have established our operations in the United States and Europe and are seeking to further expand our international operations. In addition to English, our website is available in British English, French, German, Italian, Japanese and Spanish. Our international revenue accounted for approximately 21%, 21% and 20% of our total revenue in the years ended December 31, 2022, 2021 and 2020, respectively. The future growth and profitability of our international business is subject to a variety of risks and uncertainties. Many of the following factors have adversely affected our international operations and sales to customers located outside of the United States and may again in the future:

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

All of our in-house manufacturing products are produced in 9 manufacturing facilities, located in Rosemount, Minnesota; Plymouth, Minnesota; Brooklyn Park, Minnesota; Cary, North Carolina; Nashua, New Hampshire (2 facilities); Telford, United Kingdom; Putzbrunn, Germany; and Eschenlohe, Germany. These facilities and the manufacturing equipment we use would be costly to replace and could require substantial lead time to repair or replace. Our facilities may be harmed by natural or man-made disasters, including, without limitation, earthquakes, floods, tornadoes, fires, hurricanes, tsunamis and nuclear disasters.

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

Our business and our customer base have been built primarily through organic growth. However, from time to time, we may selectively pursue acquisitions, strategic relationships, joint ventures or investments that we believe may allow us to complement our growth strategy, increase market share in our current markets or expand into other markets, or broaden our technology, intellectual property or product line capabilities. For example, in April 2014, we acquired FineLine to enable us to offer our customers 3D printing manufacturing processes; in October 2015, we acquired Alphaform to enable us to expand our 3D printing capabilities in Europe; in November 2017, we acquired RAPID to enable us to offer our customers Sheet Metal and expand our CNC Machining processes; and in 2021 we acquired Hubs to provide our customers with on-demand access to a global network of premium manufacturing partners. We cannot forecast the number, timing or size of any future acquisitions or other similar strategic transactions, or the effect that any such transactions might have on our operating or financial results. Such transactions may be complex, time consuming and expensive, and may present numerous challenges and risks including:

•	an acquired company, asset or technology not furthering our business strategy as anticipated;

•	difficulties entering and competing in new product or geographic markets and increased competition, including price competition;

•	integration challenges;

•	challenges in working with strategic partners and resolving any related disagreements or disputes;

•	high valuation for a company, asset or technology, or changes in the economic or market conditions or assumptions underlying our decision to acquire;

•	significant problems or liabilities associated with acquired businesses, assets or technologies, including increased intellectual property and employment related litigation exposure;

•	an acquisition that results in a significant amount of goodwill being recognized, which could result in future impairment charges that would reduce our earnings; and

•	requirements to record substantial charges and amortization expenses related to certain purchased intangible assets, deferred stock compensation and other items, as well as other charges or expenses.

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

In particular, we plan to increase our research and development efforts and to continue to focus a significant portion of those efforts to further develop our technology in areas such as our interactive user interface and manufacturing processes and broaden the range of parts that we are able to manufacture. We believe successful execution of this part of our business plan is critical for our ability to compete in our industry and grow our business, and there are no guarantees we will be able to do so in a timely fashion, or at all. Broadening the range of parts we offer is of particular importance since limitations in manufacturability are the primary reason we are not able to fulfill many quotation requests. There are no guarantees that the resources devoted to executing on this aspect of our business plan will improve our business and operating results or result in increased demand for our products and product lines. Failures in this area could adversely impact our operating results and harm our reputation and brand. Even if we are successful in executing in these areas, our industry is subject to rapid and significant technological change, and our competitors may develop new technologies, processes and product lines that are superior to ours. Our research and development costs were approximately $38.2 million, $44.2 million and $36.9 million for the years ended December 31, 2022, 2021 and 2020, respectively, and there is no guarantee that these costs will enable us to maintain or grow our revenue profitability. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for additional discussion related to research and development costs.

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

Over the past several years, we have experienced rapid growth. For example, we have grown from 2,487 full-time employees as of December 31, 2018 to 2,568 full-time employees as of December 31, 2022. We have expanded internationally, including establishing manufacturing operations in Europe in 2005. In 2014, we expanded our product lines with 3D Printing through our acquisition of FineLine. In 2015, we expanded our manufacturing operations and our 3D Printing product lines in Europe through our acquisition of Alphaform. In 2017, we expanded our product lines to include Sheet Metal through our acquisition of RAPID. In 2021, we expanded the breadth of products and lead times we offer through the acquisition of Hubs. We expect this growth to continue and the number of countries and facilities from which we operate to increase in the future. Our ability to effectively manage our anticipated growth and expansion of our operations will require us to do, among other things, the following:

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

As a manufacturer of CNC-machined, injection-molded, 3D printed and sheet metal fabricated custom parts, we conform to certain international standards, including International Organization for Standardization, or ISO, for our facilities. The ISO standards to which we comply include the following:

Location	9001:2015	AS9100D	13485:2016	14001:2015
Headquarters, Minnesota, USA	Yes	Yes	No	No
Injection Molding, Minnesota, USA	Yes	No	No	No
CNC Machining, Minnesota, USA	Yes	Yes	No	No
3D Printing, North Carolina, USA	Yes	Yes	No	No
Sheet Metal, New Hampshire, USA	Yes	No	No	No
CNC Machining, New Hampshire, USA	Yes	Yes	No	No
Putzbrunn, DE	Yes	No	Yes	Yes
Eschenlohe, DE	Yes	No	No	No
Telford, UK	Yes	No	No	Yes
Hubs, Chicago, USA and Amsterdam, NL	Yes	No	No	No

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

In the year ended December 31, 2022, our common stock traded as high as $61.14 and as low as $22.04. The market for our common stock may become less active, liquid or orderly, which could depress the trading price of our common stock. Some of the factors, many of which are outside of our control, that may cause the market price of our common stock to fluctuate include:

•	fluctuations in our financial condition and operating results;

•	our ability to retain and attract customers and increase net sales;

•	pricing pressures due to competition or otherwise and changes in gross margins;

•	changes in general economic and market conditions, economic uncertainty and changes in product development activity levels;

•	changes in inflation driven by market conditions resulting in material and labor cost changes;

•	announcements by us or our competitors of technological innovations or new product or product lines offerings or significant acquisitions;

•	timing, effectiveness, and costs of expansion and upgrades of our offerings, systems and infrastructure;

•	changes in key personnel;

•	success in entry into new markets and expansion efforts;

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

Our Third Amended and Restated Articles of Incorporation, as amended, and Third Amended and Restated By-Laws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors. These provisions:

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

•

provide that shareholders seeking to present proposals before a meeting of shareholders or to nominate candidates for election as directors at a meeting of shareholders must provide notice in writing in a timely manner, comply with Rule 14a-9 under the Securities Exchange Act of 1934, as amended,  and also specify requirements as to the form and content of a shareholder’s notice; and

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We believe that our facilities are well maintained and of sufficient capacity to support our current operations. We have facilities in the following regions:

United States

Our corporate headquarters are located in Maple Plain, Minnesota in a facility we own encompassing approximately 95,000 square feet of office space. In August 2022, we sold a nearby facility encompassing approximately 35,000 square feet of manufacturing space. We own a facility in Rosemount, Minnesota that encompasses approximately 130,000 square feet of manufacturing and office space. We own a facility in Plymouth, Minnesota that encompasses approximately 170,000 square feet of manufacturing and office space. We own a facility in Brooklyn Park, Minnesota that encompasses approximately 215,000 square feet of manufacturing and office space.

We own a facility in Cary, North Carolina that encompasses approximately 77,000 square feet of manufacturing and office space. In 2021, we entered into a lease agreement to expand our additive manufacturing footprint at a second location, which will add approximately 120,000 square feet in 2023. The lease contains a right to purchase option that we expect to exercise in 2023.

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

Our outsourced manufacturing operations are headquartered in Amsterdam, Netherlands in a leased facility encompassing approximately 12,000 square feet of office space.  The lease expires in 2025.

Japan

In 2022, we announced our intention to cease our Japan operations headquartered in Zama, Kanagawa, Japan (southwest of Tokyo), where we operate in a leased facility encompassing approximately 88,000 square feet of office and manufacturing space. The lease expires in 2023.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has traded on the New York Stock Exchange (NYSE) under the symbol “PRLB” since February 24, 2012. Prior to that date, there was no public market for our common stock.

As of January 26, 2023, we had 11 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

Dividends

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

Performance Graph

The following graph shows a comparison from December 31, 2017 through December 31, 2022 of the cumulative total return for our common stock, the S&P 500 Index and the Russell 2000 Index. We have selected the Russell 2000 Index because the Russell 2000 Index measures the performance of the small market capitalization segment of U.S. equity instruments and we are a member company included in the Russell 2000 Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the S&P 500 Index and the Russell 2000 Index assume reinvestment of dividends.

Index	12/31/2017	6/30/2018	12/31/2018	6/30/2019	12/31/2019	6/30/2020	12/31/2020	6/30/2021	12/31/2021	6/30/2022	12/31/2022
Proto Labs, Inc.	100.00	115.49	109.50	112.64	98.59	109.19	148.93	89.13	49.85	46.45	24.79
S&P 500	100.00	101.67	93.76	110.03	120.84	115.96	140.49	160.74	178.27	141.58	143.61
Russell 2000	100.00	107.00	87.82	102.02	108.66	93.87	128.61	150.47	146.23	111.23	114.70

Unregistered Sales of Equity Securities and Issuer Purchases of Equity Securities

On February 9, 2017, our board of directors authorized the repurchase of shares of our common stock from time to time on the open market or in privately negotiated purchases, at an aggregate purchase price of up to $50 million. On May 16, 2019, we announced that our board of directors approved a $50 million increase in our authorized stock repurchase program and extended the term of the program through December 31, 2023, which increased the stock repurchase program to $100 million. On December 8, 2021, our board of directors approved another $50 million increase in our authorized stock repurchase program, which increased the total repurchases authorized to $150 million. On November 17, 2022, our board of directors approved $50 million increase in our authorized stock repurchase program, which increased the total repurchases authorized to $200 million and extended the term of the program through December 31, 2024. We have $82.3 million remaining under this authorization. The timing and amount of any share repurchases will be determined by our management based on market conditions and other factors.

During the year ended December 31, 2022, we repurchased 857,123 shares at an average price of $34.57 per share for an aggregate purchase price of $29.6 million.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1, 2022 through October 31, 2022	210,000	$37.77	210,000	$40,909
November 1, 2022 through November 30, 2022	116,357	$28.53	116,357	$87,589
December 1, 2022 through December 31, 2022	210,000	$25.31	210,000	$82,274
	536,357	$30.89	536,357	$82,274

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

We have experienced significant growth since our inception. Since we first introduced our Injection Molding product line in 1999, we have steadily expanded the size and geometric complexity of the injection-molded parts we are able to manufacture, and we continue to extend the diversity of materials we are able to support. Similarly, since first introducing our CNC Machining product line in 2007, we have expanded the range of part sizes, design geometries and materials we can support. In 2014, we acquired FineLine Prototyping, Inc. (FineLine) to expand the number of process types we offer to include stereolithography (SL), selective laser sintering (SLS) and direct metal laser sintering (DMLS). In 2017, we acquired RAPID to expand the number of process types we offer to include sheet metal fabrication and expand our CNC machining capability. In 2019, we added Carbon DLS to our 3D printing processes, introduced precision color matching on Injection Molding parts and launched production capabilities for metal 3D printing. In 2021, we acquired Hubs to provide customers with on-demand access to a global network of premium manufacturing partners. In 2022, we launched the first iteration of our integrated offer in Europe, which allows us to offer CNC manufacturing for eligible parts through the combination of our internal digital manufacturing and our digital network of manufacturing partners. We also continually seek to enhance other aspects of our technology and manufacturing processes, including our interactive web-based and automated user interface and quoting system. We intend to continue to invest significantly to enhance our technology and manufacturing processes and expand the range of our existing capabilities with the aim of meeting the needs of a broader set of customers. As a result of the factors described above, many of our customers tend to return to Proto Labs to meet their ongoing needs, with approximately 94%, 93% and 93% of our revenue in 2022, 2021 and 2020, respectively, derived from existing customers.

We have established our operations in the United States, Europe and Japan. We believe the United States and Europe are two of the largest geographic markets where product developers and engineers are located. On May 27, 2022, the Company's board of directors approved a plan for the closure of the Company's manufacturing facility in Japan and announced an intention to cease operations in the region. We entered the European market in 2005. We further expanded our operations in the United States through our acquisitions of Fineline in 2014, RAPID in 2017 and Hubs in 2021. Our operations were further expanded in Europe through our acquisitions of Alphaform in 2015 and Hubs in 2021. Our revenue outside of the United States accounted for approximately 21%, 21% and 20% of our consolidated revenue in the years ended December 31, 2022, 2021 and 2020, respectively. We intend to continue to expand our international sales efforts and believe opportunities exist to serve the needs of product developers and engineers in select new geographic regions.

We have grown our total revenue from $445.6 million in 2018 to $488.4 million in 2022. During this period, our operating expenses increased from $149.8 million in 2018 to $313.4 million in 2022, which includes a $118.0 million goodwill impairment charge and $6.9 million in costs related to closure of our Japan business. Our recent growth in revenue has been accompanied by increased cost of revenues and operating expenses. We expect to increase investment in our operations to support anticipated future growth as discussed more fully below.

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

Key Financial Measures and Trends

Revenue

Our operations are comprised of two geographic operating segments in the United States and Europe. On May 27, 2022, the Company's board of directors approved a plan for the closure of the Company's manufacturing facility in Japan and announced an intention to cease operations in the region. Revenue is derived from our Injection Molding, CNC Machining, 3D Printing and Sheet Metal product lines. Injection Molding revenue consists of sales of custom injection molds and injection-molded parts. CNC Machining revenue consists of sales of CNC-machined custom parts. 3D Printing revenue consists of sales of custom 3D-printed parts. Sheet Metal revenue consists of sales of fabricated sheet metal custom parts and assemblies. Our revenue is generated from a diverse customer base, with no single customer company representing more than 5% of our total revenue in 2022. Our historical and current efforts to increase revenue have been directed at gaining new customers and selling to our existing customer base by increasing marketing and selling activities, including:

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

During 2022, we served 56,333 unique product developers and engineers who purchased our products through our web-based customer interface, an increase of 1.8% over the same period in 2021.

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

Goodwill impairment. Goodwill is tested for impairment annually as of the first day of the fourth quarter. An impairment charge for goodwill was recognized for our Europe reporting unit in the fourth quarter of 2022, as it was determined the estimated fair value of the reporting unit, including goodwill, was less than its carrying amount.

Closure of Japan business. Closure of Japan business expense is driven by our decision to close the Japan manufacturing facility and exit the Japan market. The expenses consist primarily of operating expense, including employee severance, write-down of fixed assets, facility-related charges and goodwill impairment charges.

Changes in fair value of contingent consideration. Our contingent consideration liability is related to our acquisition of Hubs in 2021 and is evaluated quarterly for changes in fair value.

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

	Year Ended						Year Ended
	December 31,				Change		December 31,				Change
(dollars in thousands)	2022		2021		$	%	2021		2020		$	%

Revenue	$488,398	100.0%	$488,098	100.0%	$300	0.1	$488,098	100.0%	$434,395	100.0%	$53,703	12.4
Cost of revenue	272,933	55.9	265,407	54.4	7,526	2.8	265,407	54.4	216,568	49.9	48,839	22.6
Gross profit	215,465	44.1	222,691	45.6	(7,226)	(3.2)	222,691	45.6	217,827	50.1	4,864	2.2
Operating expenses:
Marketing and sales	82,752	17.0	82,175	16.8	577	0.7	82,175	16.8	69,309	16.0	12,866	18.6
Research and development	38,222	7.8	44,241	9.1	(6,019)	(13.6)	44,241	9.1	36,940	8.5	7,301	19.8
General and administrative	67,544	13.8	68,436	14.0	(892)	(1.3)	68,436	14.0	51,742	11.9	16,694	32.3
Goodwill impairment	118,008	24.2	-	-	118,008	*	-	-	-	-	-	-
Closure of Japan business	6,922	1.4	-	-	6,922	*	-	-	-	-	-	-
Changes in fair value of contingent consideration	-	-	(12,503)	(2.6)	12,503	*	(12,503)	(2.6)	-	-	(12,503)	*
Total operating expenses	313,448	64.2	182,349	37.3	131,099	71.9	182,349	37.3	157,991	36.4	24,358	15.4
(Loss) income from operations	(97,983)	(20.1)	40,342	8.3	(138,325)	(342.9)	40,342	8.3	59,836	13.8	(19,494)	(32.6)
Other income (expense), net	106	-	(158)	-	264	(167.1)	(158)	-	3,109	0.7	(3,267)	(105.1)
(Loss) income before income taxes	(97,877)	(20.1)	40,184	8.2	(138,061)	(343.6)	40,184	8.2	62,945	14.5	(22,761)	(36.2)
Provision for income taxes	5,585	1.1	6,812	1.4	(1,227)	(18.0)	6,812	1.4	12,078	2.8	(5,266)	(43.6)
Net (loss) income	$(103,462)	(21.2%)	$33,372	6.8%	$(136,834)	(410.0%)	$33,372	6.8%	$50,867	11.7%	$(17,495)	(34.4%)

*Percentage change not meaningful

Stock-based compensation expense included in the statements of comprehensive income data above is as follows:

	Year Ended December 31,
(dollars in thousands)	2022	2021	2020

Stock options and grants	$16,103	$17,553	$13,327
Employee stock purchase plan	1,442	1,542	1,346
Total stock-based compensation expense	$17,545	$19,095	$14,673

Cost of revenue	$2,172	$2,595	$2,451
Operating expenses:
Marketing and sales	3,295	3,736	3,121
Research and development	2,189	2,833	2,440
General and administrative	9,889	9,931	6,661
Total stock-based compensation expense	$17,545	$19,095	$14,673

Comparison of Years Ended December 31, 2022 and 2021

Revenue

Revenue by reportable segment and the related changes for 2022 and 2021 is summarized as follows:

	Year Ended December 31,
	2022		2021		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue
United States	$387,399	79.3%	$384,458	78.8%	$2,941	0.8%
Europe	92,770	19.0	90,399	18.5	2,371	2.6
Japan	8,229	1.7	13,241	2.7	(5,012)	(37.9)
Total revenue	$488,398	100.0%	$488,098	100.0%	$300	0.1%

Our revenue increased $0.3 million, or 0.1%, for 2022 compared with 2021. By reportable segment, revenue in the United States increased $2.9 million, or 0.8%, for 2022 compared with 2021. Revenue in Europe increased $2.4 million, or 2.6%, for 2022 compared with 2021. Revenue in Japan decreased $5.0 million, or 37.9%, for 2022 compared with 2021. The decrease in Japan revenue was driven by our decision in the second quarter of 2022 to close our Japan operations. International revenue was negatively impacted by $11.6 million during 2022 compared to the same period in 2021 as a result of foreign currency movements, primarily the weakening of the British Pound and Euro relative to the United States Dollar.

During 2022, we served 56,333 unique product developers and engineers, an increase of 1.8% over 2021. Our growth in product developers and engineers served increased at a greater rate than our revenue growth, resulting in a decrease in the average spend per product developer and engineer. The decrease in average spend per product developer and engineer was driven by the impact of foreign currency movements, primarily the weakening of the British Pound and Euro relative to the United States Dollar.

Revenue by product line and the related changes for 2022 and 2021 is summarized as follows:

	Year Ended December 31,
	2022		2021		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue
Injection Molding	$200,578	41.1%	$226,117	46.3%	$(25,539)	(11.3%)
CNC Machining	188,372	38.5	166,811	34.2	21,561	12.9
3D Printing	78,988	16.2	72,721	14.9	6,267	8.6
Sheet Metal	19,498	4.0	20,397	4.2	(899)	(4.4)
Other Revenue	962	0.2	2,052	0.4	(1,090)	(53.1)
Total revenue	$488,398	100.0%	$488,098	100.0%	$300	0.1%

By product line, our revenue increase was driven by a 12.9% increase in CNC Machining revenue and an 8.6% increase in 3D Printing revenue, which was partially offset by an 11.3% decrease in Injection Molding revenue, a 4.4% decrease in Sheet Metal revenue, and a 53.1% decrease in Other Revenue, in each case for 2022 compared with 2021.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $7.5 million, or 2.8%, for 2022 compared to 2021, which was greater than the rate of revenue increase of 0.1% for 2022 compared to 2021. Hubs provided a $7.6 million increase in cost of revenue due to higher revenue volume for the year ended December 31, 2022 when compared to the same period in 2021. The $0.1 million decrease in cost of revenue in our legacy business was driven by personnel and related cost decreases of $5.3 million, which were partially offset by an increase in raw material and product costs of $4.8 million and an increase in equipment and facility related costs of $0.4 million.

Gross Profit and Gross Margin. Gross profit decreased from $222.7 million in 2021 to $215.5 million in 2022. Gross margin decreased from 45.6% of revenue in 2021 to 44.1% of revenue in 2022 primarily due to a decrease in Injection Molding revenue.

Operating Expenses

Marketing and Sales. Marketing and sales expense increased $0.6 million, or 0.7%, for 2022 compared to 2021. Hubs provided a $2.6 million increase in marketing and sales expense during 2022. In our legacy business, a decrease of $2.4 million in personnel and related cost decreases was partially offset by a $0.4 million increase in marketing and sales expenses.

Research and Development. Our research and development expense decreased $6.0 million, or 13.6%, for 2022 compared to 2021 primarily due to legacy personnel and related cost decreases of $6.6 million driven by personnel and contractor resources dedicated to the launch of our PL 2.0 system in 2021 and decreases in other operating costs of $0.7 million, which were partially offset by a $0.3 million increase in professional services. Hubs provided increases of $1.0 million in research and development expense.

General and Administrative. Our general and administrative expense decreased $0.9 million, or 1.3%, for 2022 compared to 2021 primarily due to a decrease of $2.4 million in administrative costs, a decrease of $2.2 million in professional service costs, a decrease of $0.8 million in personnel and related costs, and a decrease of $0.3 million in stock-based compensation cost, which were partially offset by an increase in research and development costs of $4.8 million provided by Hubs.

Goodwill impairment. A goodwill impairment charge of $118.0 million was recognized in the fourth quarter of 2022, as it was determined the estimated fair value of our Europe reporting unit, including goodwill, was less than its carrying amount.

Closure of Japan business. Our decision to close our Japan business resulted in $6.9 million in operating expenses during 2022. Operating expenses included $2.3 million of employee severance, $2.4 million related to the write-down of fixed assets, $0.9 million of facility-related charges, $0.6 million in goodwill impairment charges, $0.7 million in other closure related charges. We had no expenses related to the closure of our Japan business in 2021.

Changes in fair value of contingent consideration. We had no contingent consideration liabilities recorded during 2022. The fair value of contingent consideration associated with the acquisition of Hubs decreased $12.5 million during 2021.

Income (Loss) from Operations

Income from operations decreased $138.3 million, or 342.9%, for 2022 compared with 2021. By reportable segment, income from operations for the United States decreased $4.8 million. Income from operations for Europe decreased $131.1 million for 2022 compared with 2021, which was primarily driven by a $118.0 goodwill impairment charge. Loss from operations included in Corporate Unallocated and Japan decreased $2.4 million for 2022 compared with 2021. The loss from operations is primarily driven by the Europe goodwill impairment charge.

Other (Expense) Income, Net and Provision for Income Taxes

Other (Expense) Income, Net. We recognized other income, net of $0.1 million in 2022, an increase of $0.3 million compared to other expense, net of $0.2 million for 2021. Other income, net for 2022 primarily consisted of $1.0 million in interest income, which was partially offset by a $0.9 million loss on foreign currency and other losses. Other income, net for 2021 primarily consisted of a $0.9 million loss on foreign currency, which is partially offset by a $0.2 million in interest income and $0.5 million in other income.

Provision for Income Taxes. Our income tax provision decreased by $1.2 million for 2022 compared to 2021. The decrease in the provision is primarily due to lower taxable income and the lower effective tax rate. Our effective tax rate of (5.7)% for 2022 decreased 22.7% compared to 17.0% for the same period in 2021 primarily due to the tax rate impact of the goodwill impairment and a benefit from the decrease in the tax liability for uncertain tax positions. These benefits were partially offset by an increase in the valuation allowances on losses from foreign operations.

Comparison of Years Ended December 31, 2021 and 2020

For a comparison of our results of operations for fiscal years ended December 31, 2021 and December 31, 2020, see "Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 18, 2022.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
(dollars in thousands)	2022	2021	2020

Net cash provided by operating activities	$62,079	$55,242	$106,969
Net cash used in investing activities	(43,092)	(94,664)	(95,473)
Net cash used in financing activities	(27,922)	(22,198)	(10,726)
Effect of exchange rates on cash and cash equivalents	(436)	(54)	1,608
Net (decrease) increase in cash and cash equivalents	$(9,371)	$(61,674)	$2,378

Sources of Liquidity

We finance our operations and capital expenditures through cash flow from operations. We had cash and cash equivalents of $56.6 million as of December 31, 2022, a decrease of $9.4 million from December 31, 2021. The decrease in our cash was primarily due to cash used in investing activities for net purchases of, and proceeds from sales of, marketable securities of $25.5 million, purchases of property, equipment and other capital assets of $17.6 million, and cash used in financing activities for repurchases of common stock of $29.7 million, which were partially offset by cash generated through operations of $62.1 million. We had cash and cash equivalents of $65.9 million as of December 31, 2021, a decrease of $61.7 million from December 31, 2020. The decrease in our cash was primarily due to cash used in investing activities for our acquisition of Hubs of $127.4 million, purchases of property, equipment and other capital assets of $34.2 million, and cash used in financing activities for repurchases of common stock of $23.3 million, which were partially offset by net proceeds from investments in marketable securities of $67.0 million and cash generated through operations of $55.2 million.

As of December 31, 2022, the amount of cash and cash equivalents held by foreign subsidiaries was $19.6 million. Our intent is to continue to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We believe that our existing cash and cash equivalents together with cash generated from operations will be sufficient to meet our working capital expenditure requirements for at least the next 12 months.

Cash Flows from Operating Activities

Cash flow from operating activities of $62.1 million during 2022 primarily consisted of net loss of $103.4 million, adjusted for certain non-cash items, including depreciation and amortization of $39.4 million, stock-based compensation expense of $17.6 million, loss on goodwill impairment of $118.0 million and impairments related to closure of Japan business of $2.8 million, which were partially offset by changes in deferred taxes of $9.5 million and changes in operating assets and liabilities and other items totaling $2.8 million. The cash flow from operating activities during 2022 compared to 2021 increased $6.8 million primarily due to changes in operating assets and liabilities and other items of $22.0 million, loss on impairment of goodwill of $118.0 million, changes in fair value of contingent consideration of $13.3 million and impairments related to closure of Japan business of $2.8 million, which were partially offset by decreases in net income of $136.8 million, decreases in deferred taxes of $9.8 million, decreases in depreciation and amortization of $1.1 million and decreases in stock-based compensation of $1.6 million.

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

Cash Flows from Investing Activities

Cash used in investing activities was $43.1 million for the year ended December 31, 2022, consisting of $17.6 million for the net purchases of property, equipment and other capital assets and $25.5 million of net purchases of marketable securities.

Cash used in investing activities was $94.7 million for the year ended December 31, 2021, consisting of $127.4 million in cash used for acquisitions, net of cash acquired and $34.2 million for the purchases of property, equipment and other capital assets, which were partially offset by $67.0 million of net proceeds from investments in marketable securities.

Cash Flows from Financing Activities

Cash used in financing activities was $27.9 million for the year ended December 31, 2022, consisting of $29.7 million in repurchases of common stock, $1.7 million in shares withheld for tax obligations associated with equity transactions, and $0.5 million for repayments of finance lease obligations, which were partially offset by $4.0 million in proceeds from issuance of common stock from equity plans.

Cash used in financing activities was $22.2 million for the year ended December 31, 2021, consisting of $23.3 million in repurchases of common stock, $4.2 million in shares withheld for tax obligations associated with equity transactions, and $0.6 million for repayments of finance lease obligations, which were partially offset by $5.9 million in proceeds from issuance of common stock from equity plans.

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

Our recent annual capital expenditures have varied between 4% and 11% of annual revenue. We believe future growth capital expenditures, excluding any expenditures for buildings and maintenance capital we might purchase for our operations, are likely to vary between approximately 8% and 12% of annual revenue.

Contractual Obligations

As of December 31, 2022, our contractual obligations are $21.4 million related to current and long-term operating and finance lease liabilities.

Financing Arrangements

We had no financing arrangements as of December 31, 2022 and 2021.

Inflation

We experience normal inflation and changing prices, primarily on our production materials and labor. In 2022, 2021 and 2020 wage inflation contributed to our lower gross margin.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenue, expenses and related disclosures. Critical accounting estimates are those estimates made in accordance with GAAP which involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, goodwill, capitalized software costs, other intangible assets, stock-based compensation, and income taxes. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Management has discussed the development, selection and disclosure of these estimates with the audit committee of our board of directors. Our actual results may differ significantly from these estimates under different assumptions or conditions.

We believe the following critical accounting policies and estimates affect our more significant judgments used in the preparation of our consolidated financial statements. See the Notes to Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information about these critical accounting policies and estimates, as well as a description of our other accounting policies and estimates.

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

Goodwill

We recognize goodwill in accordance with ASC 350, Intangibles—Goodwill and Other. Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is allocated to our reporting units, which are determined by the discrete financial information available for the component and whether it is regularly reviewed by segment management. Our reporting units are the United States and Europe. Goodwill is not amortized.

Goodwill is tested for impairment annually as of the first day of the fourth quarter, and is tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment charge for goodwill is recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount. The quantitative impairment test requires judgment, including the identification of reporting units, the assignment of assets, liabilities and goodwill to reporting units, and the determination of fair value of each reporting unit. The impairment test requires the comparison of the fair value of each reporting unit with its carrying amount, including goodwill. In performing the impairment test, we determined the fair value of its reporting units through the income approach by using discounted cash flow (DCF) analyses. Determining fair value requires us to make judgments about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis for each reporting unit are based on the reporting unit's budget, long-term business plan and recent operating performance. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting unit and market conditions. Given the inherent uncertainty in determining the assumptions underlying a DCF analysis, actual results may differ from those used in our valuations. In assessing the reasonableness of the determined fair values, we also reconciled the aggregate determined fair value of the Company to the Company's market capitalization, which, at the date of its 2022 impairment test, included a 9 percent control discount. Significant assumptions used in the DCF analysis included forecasted revenue and related revenue growth rate, gross margins rate, operating expenses as a percentage of revenue rate and weighted-average cost of capital. As a result of the analyses, a $118.0 million impairment related to the Europe reporting unit was identified, which represents a write-off of all Europe goodwill.

Capitalized Software Costs

We follow ASC 350-40, Intangibles – Goodwill and Other, Internal-Use Software, in accounting for internally developed software. Costs for internal-use software are evaluated by project and capitalized where appropriate.

Other Intangible Assets

We recognize other intangibles assets in accordance with ASC 350, Intangibles—Goodwill and Other. Other intangible assets include software technology, customer relationships and other intangible assets acquired from independent parties. We used a multi-period excess earnings method under the income approach to measure the software platform when acquired through an acquisition. In 2021, the significant assumptions used to estimate the value of the software platform included forecasted annual revenue growth, gross margin rates, operating expenses as a percentage of sales and the weighted-average cost of capital, which are affected by our business plans and expectations about future market or economic conditions. Other intangible assets with a definite life are amortized over a period ranging from two to 12 years on a straight line basis, and are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows generated by the asset. As of December 31, 2022, no impairment charges for intangible assets have been recognized.

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

The fair value of each new employee option awarded was estimated on the date of grant for the periods below using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2022	2021	2020

Risk-free interest rate	1.94 - 3.40%	0.80 - 1.12%	0.50 - 1.47%
Expected life (years)	6.25	6.25	6.25
Expected volatility	45.95 - 46.03%	45.28 - 45.53%	42.40 - 43.83%
Expected dividend yield	0%	0%	0%
Weighted average grant date fair value	$23.11	$128.14	$45.32

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

The fair value of each offering period was estimated using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2022	2021	2020

Risk-free interest rate	0.17 - 4.60%	0.06 - 0.17%	0.12 - 0.17%
Expected life (months)	6.00	6.00	6.00
Expected volatility	47.05 - 67.84%	53.44 - 65.53%	50.85 - 59.99%
Expected dividend yield	0%	0%	0%

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

We recognize stock-based compensation expense on a straight-line basis over the requisite service period. We recorded stock-based compensation expense relating to stock options, restricted stock awards, performance stock units and our ESPP of $17.5 million, $19.1 million and $14.7 million during the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we had $3.9 million of unrecognized stock-based compensation costs related to unvested stock options that are expected to be recognized over a weighted average period of 2.6 years. We issued options to purchase 118,434, 57,901 and 60,065 shares of our common stock in 2022, 2021 and 2020, respectively. As of December 31, 2022, we had $21.1 million of unrecognized stock-based compensation costs related to non-vested restricted stock, which is expected to be recognized over a weighted average period of 2.4 years. We issued restricted stock awards of 315,432, 205,996 and 108,179 shares of our common stock in 2022, 2021 and 2020, respectively. As of December 31, 2022, we had $2.5 million of unrecognized stock-based compensation costs related to non-vested performance stock, which is expected to be recognized over a weighted average period of 2.0 years. We issued performance stock awards of 35,697, 15,078 and 19,956 shares of our common stock in 2022, 2021 and 2020, respectively.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. The Company recognizes the effect of income tax positions only if sustaining those positions is more likely than not. The Company records penalties and interest related to unrecognized tax benefits in income taxes in the Company’s Consolidated Statements of Income. Including interest and penalties, we have established a liability for uncertain tax positions of $4.4 million as of December 31, 2022.

The effective tax rate decreased by 22.7% for the year ended December 31, 2022 when compared to 2021 primarily due to the tax rate impact of the goodwill impairment and a benefit from the decrease in the tax liability for uncertain tax positions. These benefits were partially offset by an increase in the valuation allowances on losses from foreign operations.

Recently adopted accounting pronouncements

We did not recently adopt any accounting pronouncements that had a material impact on our Consolidated Financial Statements.  There are no pending accounting pronouncements that are expected to have a material impact on our Consolidated Financial Statements.

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

We have not used forward contracts or currency borrowings to hedge our exposure to foreign currency risk. Foreign currency risk can be assessed by estimating the change in results of operations or financial position resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would generally not have a material impact on our financial position, but could have a material impact on our results of operations. We recognized foreign currency losses of $0.1 million and $0.9 million for the years ended December 31, 2022 and December 31, 2021, respectively.

Item 8. Financial Statements and Supplementary Data

Proto Labs, Inc.
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Proto Labs, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Proto Labs, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Revenue Recognized Over Time
Description of the Matter

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company provides quality, quick-turn prototyping and on-demand manufacturing services.  The majority of revenue recognized in a reporting period is based on completed, invoiced contracts.  The Company manufactures custom parts to specific customer orders that have no alternative use to the Company, and the Company believes that there is a legally enforceable right to payment for performance completed to date on the internally and outsourced manufacturing parts.  Revenue is recognized over time for internal and outsourced manufactured parts which meet these two criteria.  For revenue recognized over time, management uses the input method based on time in production as a percentage of total estimated production time to measure progress toward satisfying performance obligations using the estimated total time necessary to complete the parts per the customer's order and an estimate of inventory and production costs incurred to date.

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

Valuation of Goodwill for the United States reporting unit
Description of the Matter

At December 31, 2022, the Company had goodwill of approximately $274 million related to the United States reporting unit. As discussed in Notes 2 and 6 of the consolidated financial statements, the Company performs goodwill impairment testing on an annual basis as of the first day of the fourth quarter, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Auditing management’s goodwill impairment test for the United States reporting unit was complex and judgmental due to the significant estimation required in determining the fair value of the reporting unit. In particular, the Company estimates fair value using the income approach which is sensitive to certain assumptions, such as forecasted revenue and related revenue growth rate, gross margins rate, operating expenses as a percentage of revenue rate, and weighted average cost of capital which are affected by management’s business plans and expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company's goodwill impairment review process, including controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the United States reporting unit, we performed audit procedures that included, among others, assessing the valuation methodology used by management and testing the significant assumptions discussed above, as well as the underlying data used by the Company in its analysis. For example, we compared the significant assumptions used by management in the prospective financial information to current industry, market and economic trends as well as other relevant factors. We assessed the reasonableness of the forecasted future revenue growth rate, gross margins rate and operating expenses as a percentage of revenues rate by comparing the forecasts to historical results. We involved our valuation specialists to assist in our evaluation of the valuation models, methodologies and significant assumptions used by the Company, specifically the weighted average cost of capital.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

Minneapolis, Minnesota

February 21, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Proto Labs, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Proto Labs, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Proto Labs, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Proto Labs, Inc. as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 21, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Minneapolis, Minnesota

February 21, 2023

Proto Labs, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2022	2021

Assets
Current assets
Cash and cash equivalents	$56,558	$65,929
Short-term marketable securities	23,568	11,580
Accounts receivable, net of allowance for doubtful accounts of $1,706 and $1,948 as of December 31, 2022 and December 31, 2021, respectively	76,225	80,051
Inventory	13,578	13,161
Prepaid expenses and other current assets	12,597	11,450
Income taxes receivable	4,042	1,321
Total current assets	186,568	183,492
Property and equipment, net	257,785	280,346
Goodwill	273,991	400,610
Other intangible assets, net	31,250	37,998
Long-term marketable securities	26,419	14,340
Operating lease assets	3,844	5,578
Finance lease assets	17,532	1,898
Other long-term assets	4,779	4,320
Total assets	$802,168	$928,582

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$17,356	$25,364
Accrued compensation	12,743	13,704
Accrued liabilities and other	22,384	11,980
Current operating lease liabilities	1,561	3,298
Current finance lease liabilities	17,537	550
Total current liabilities	71,581	54,896
Long-term operating lease liabilities	2,255	2,245
Long-term finance lease liabilities	-	1,351
Long-term deferred tax liabilities	26,322	35,892
Other long-term liabilities	4,362	5,705
Total liabilities	104,520	100,089

Shareholders' equity
Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding 0 shares as of December 31, 2022 and December 31, 2021, respectively	-	-
Common stock, $0.001 par value, authorized 150,000,000 shares; issued and outstanding 26,888,425 and 27,465,945 shares as of December 31, 2022 and December 31, 2021, respectively	27	28
Additional paid-in capital	473,740	468,548
Retained earnings	258,236	376,734
Accumulated other comprehensive loss	(34,355)	(16,817)
Total shareholders' equity	697,648	828,493
Total liabilities and shareholders' equity	$802,168	$928,582

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Comprehensive Income
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020

Statements of Operations:
Revenue	$488,398	$488,098	$434,395
Cost of revenue	272,933	265,407	216,568
Gross profit	215,465	222,691	217,827
Operating expenses
Marketing and sales	82,752	82,175	69,309
Research and development	38,222	44,241	36,940
General and administrative	67,544	55,933	51,742
Goodwill impairment	118,008	-	-
Closure of Japan business	6,922	-	-
Total operating expenses	313,448	182,349	157,991
(Loss) income from operations	(97,983)	40,342	59,836
Other (expense) income, net	106	(158)	3,109
(Loss) income before income taxes	(97,877)	40,184	62,945
Provision for income taxes	5,585	6,812	12,078
Net (loss) income	$(103,462)	$33,372	$50,867

Net (loss) income per share:
Basic	$(3.77)	$1.21	$1.90
Diluted	$(3.77)	$1.21	$1.89

Shares used to compute net (loss) income per share:
Basic	27,409,838	27,617,627	26,737,425
Diluted	27,409,838	27,653,099	26,896,357

Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustments	$(16,278)	$(13,278)	$3,598
Net unrealized gains (losses) on investments in securities	(1,260)	(119)	-
Comprehensive income (loss)	$(121,000)	$19,975	$54,465

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Shareholders' Equity
(In thousands, except share amounts)

	Common Stock		Additional		Accumulated Other
			Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

Balance at December 31, 2019	26,786,459	27	268,059	324,722	(7,018)	585,790
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	189,951	-	4,114	-	-	4,114
Stock-based compensation expense	-	-	14,673	-	-	14,673
Repurchases of Common Stock	(199,614)	-	(1,998)	(12,688)	-	(14,686)
Net income				50,867		50,867
Other comprehensive income
Foreign currency translation adjustment	-	-	-	-	3,598	3,598
Comprehensive income						54,465
Balance at December 31, 2020	26,776,796	$27	$284,848	$362,901	$(3,420)	$644,356
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	176,736	-	1,637	-	-	1,637
Common shares issued for Hubs acquisition	863,995	1	166,708	-	-	166,709
Stock-based compensation expense	-	-	19,095	-	-	19,095
Repurchases of Common Stock	(351,582)	-	(3,740)	(19,539)	-	(23,279)
Net income	-	-	-	33,372	-	33,372
Other comprehensive income
Foreign currency translation adjustment	-	-	-	-	(13,278)	(13,278)
Net unrealized gains (losses) on investments in securities	-	-	-	-	(119)	(119)
Comprehensive income						19,975
Balance at December 31, 2021	27,465,945	$28	$468,548	$376,734	$(16,817)	$828,493
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	279,603	-	2,269	-	-	2,269
Stock-based compensation expense	-	-	17,545	-	-	17,545
Repurchases of Common Stock	(857,123)	(1)	(14,622)	(15,036)	-	(29,659)
Net loss	-	-	-	(103,462)	-	(103,462)
Other comprehensive loss
Foreign currency translation adjustment	-	-	-	-	(16,278)	(16,278)
Net unrealized gains (losses) on investments in securities	-	-	-	-	(1,260)	(1,260)
Comprehensive loss						(121,000)
Balance at December 31, 2022	26,888,425	$27	$473,740	$258,236	$(34,355)	$697,648

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2021	2020

Operating activities
Net (loss) income	$(103,462)	$33,372	$50,867
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	39,425	40,488	32,594
Stock-based compensation expense	17,545	19,095	14,673
Deferred taxes	(9,499)	339	7,577
Changes in fair value of contingent consideration	-	(13,253)	-
Loss on impairment of goodwill	118,008	-	-
Impairments related to closure of Japan business	2,842	-	-
Gain on disposal of property and equipment	(1,211)	-	-
Other	35	842	79
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,632	(20,112)	(91)
Inventories	(310)	(2,390)	(662)
Prepaid expenses and other	(2,081)	64	(1,680)
Income taxes	(2,681)	(774)	(1,960)
Accounts payable	1,375	4,654	1,492
Accrued liabilities and other	461	(7,083)	4,080
Net cash provided by operating activities	62,079	55,242	106,969

Investing activities
Purchases of property, equipment and other capital assets	(21,686)	(34,209)	(47,010)
Proceeds from sales of property, equipment and other capital assets	4,108	-	-
Cash used for acquisitions, net of cash acquired	-	(127,413)	-
Purchases of other assets and investments	-	-	(3,000)
Purchases of marketable securities	(46,872)	(16,159)	(113,200)
Proceeds from sales of marketable securities	1,998	64,913	-
Proceeds from maturities of marketable securities	19,360	18,204	67,737
Net cash used in investing activities	(43,092)	(94,664)	(95,473)

Financing activities
Proceeds from issuance of common stock from equity plans	3,950	5,862	7,557
Purchases of shares withheld for tax obligations	(1,682)	(4,225)	(3,443)
Repurchases of common stock	(29,659)	(23,279)	(14,686)
Principal repayments of finance lease obligations	(531)	(552)	(154)
Other	-	(4)	-
Net cash used in financing activities	(27,922)	(22,198)	(10,726)
Effect of exchange rate changes on cash and cash equivalents	(436)	(54)	1,608
Net (decrease) increase in cash and cash equivalents	(9,371)	(61,674)	2,378
Cash and cash equivalents, beginning of period	65,929	127,603	125,225
Cash and cash equivalents, end of period	$56,558	$65,929	$127,603

Supplemental cash flow disclosure
Cash paid for interest	$101	$28	$23
Cash paid for taxes	$19,160	$7,583	$5,650

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Note 1 — Nature of Business

Organization and business

Proto Labs, Inc. and its subsidiaries (Proto Labs, the Company, we, us, or our) is a digital manufacturer of custom prototypes and on-demand production parts. The Company utilizes injection molding, computer numerical control (CNC) machining, 3D printing and sheet metal fabrication to manufacture custom parts for its customers. The Company's customers conduct nearly all of their business over the internet. The Company targets its products to the millions of product developers and engineers who use three-dimensional computer-aided design (3D CAD) software to design products across a diverse range of end-markets. In addition, the Company serves procurement and supply chain professionals seeking to manufacture custom parts on-demand. The Company has established operations in the United States, Europe and Japan. The Company believes the United States and Europe are two of the largest geographic markets where product developers and engineers are located. On  May 27, 2022, the Company's board of directors approved a plan for the closure of the Company's manufacturing facility in Japan and announced an intention to cease operations in the region. Through the acquisition of Hubs in 2021, the Company is able to provide its customers access to a global network of premium manufacturing partners who reside across North America, Europe and Asia, complementing its in-house manufacturing. Proto Labs, Inc. is headquartered in Maple Plain, Minnesota. The Company’s subsidiaries are:

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

Comprehensive (loss) income

Components of comprehensive (loss) income include net (loss) income, foreign currency translation adjustments and net unrealized gains and losses on investments in securities. Comprehensive (loss) income is disclosed in the accompanying Consolidated Statements of Comprehensive Income and Consolidated Statements of Shareholders’ Equity.

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

Marketable securities

Marketable securities are categorized as available-for-sale and are recorded at fair value. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The classification of marketable securities as current or non-current is dependent upon the security’s maturity date. Securities with maturities of three months or less at the time of purchase are categorized as cash equivalents as described above.

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

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Goodwill

The Company recognizes goodwill in accordance with ASC 350, Intangibles—Goodwill and Other. Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is allocated to the Company's reporting units, which are determined by the discrete financial information available for the component and whether it is regularly reviewed by segment management. The Company's reporting units are the United States and Europe. Goodwill is not amortized.

Goodwill is tested for impairment annually as of the first day of the fourth quarter, and is tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment charge for goodwill is recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount. The quantitative impairment test requires judgment, including the identification of reporting units, the assignment of assets, liabilities and goodwill to reporting units, and the determination of fair value of each reporting unit. The impairment test requires the comparison of the fair value of each reporting unit with its carrying amount, including goodwill. In performing the impairment test, the Company determined the fair value of its reporting units through the income approach by using discounted cash flow (DCF) analyses. Determining fair value requires the Company to make judgments about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis for each reporting unit are based on the reporting unit's budget, long-term business plan and recent operating performance. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting unit and market conditions. Given the inherent uncertainty in determining the assumptions underlying a DCF analysis, actual results may differ from those used in the Company's valuations. In assessing the reasonableness of the determined fair values, the Company also reconciled the aggregate determined fair value of the Company to the Company's market capitalization, which, at the date of its 2022 impairment test, included a 9 percent control discount. Significant assumptions used in the DCF analysis included forecasted revenue and related revenue growth rate, gross margins rate, operating expenses as a percentage of revenue rate and weighted-average cost of capital. As a result of the analyses, a $118.0 million impairment related to the Europe reporting unit was identified, which represents a write-off of all Europe goodwill.

Capitalized Software Costs

The Company follows ASC 350-40, Intangibles – Goodwill and Other, Internal-Use Software, in accounting for internally developed software. Costs for internal use software are evaluated by project and capitalized where appropriate.

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

The Company has operating leases for office space, manufacturing facilities and certain company vehicles and equipment and finance leases for certain company equipment and manufacturing facilities. The leases have remaining lease terms of one year to nine years. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. As of December 31, 2022, the operating lease liability does not include any options to extend or terminate leases.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Income taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (ASC 740). Under this method, the Company determines tax assets and liabilities based upon the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities and equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax basis of assets or liabilities and their reported amounts in the financial statements. Because the Company assumes that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, giving rise to a deferred tax asset or liability. The Company establishes a valuation allowance for any portion of its deferred tax assets that are not at a level of more likely than not to be recognized.

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

Advertising costs

Advertising is expensed as incurred and was approximately $11.8 million, $11.6 million and $11.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Research and development

Research and development expenses consist primarily of personnel and outside service costs related to the development of new processes and product lines, enhancements of existing product lines, development of software for internal use, maintenance of internally developed software, quality assurance and testing. Costs for internal use software are evaluated by project and capitalized where appropriate under ASC 350-40, Intangibles - Goodwill and Other, Internal-Use Software. Research and development costs were approximately $38.2 million, $44.2 million and $36.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Revenue by geographic region for the years ended December 31, 2022, 2021 and 2020 was as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Revenue:
United States	$387,399	$384,458	$345,708
Europe	92,770	90,399	74,796
Japan	8,229	13,241	13,891
Total revenue	$488,398	$488,098	$434,395

Revenue by product line for the years ended December 31, 2022, 2021 and 2020 was as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Revenue:
Injection Molding	$200,578	$226,117	$217,992
CNC Machining	188,372	166,811	131,587
3D Printing	78,988	72,721	62,502
Sheet Metal	19,498	20,397	18,838
Other Revenue	962	2,052	3,476
Total revenue	$488,398	$488,098	$434,395

The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within marketing and sales expenses. The value of unsatisfied performance obligations for contracts with an original expected length of one year or less is not material.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Note 4 – Net (Loss) Income Per Common Share

Basic net (loss) income per share is computed based on the weighted average number of common shares outstanding. Diluted net (loss) income per share is computed based on the weighted average number of common shares outstanding, increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares. Potentially dilutive shares of common stock include stock options and other stock-based awards granted under stock-based compensation plans and shares committed to be purchased under the employee stock purchase plan. For the year ended December 31, 2022 and 2021, respectively, 197,827 and 113,043 anti-dilutive options were excluded from the calculation of diluted weighted average shares outstanding.

The following table presents the calculation of net (loss) income per basic and diluted share attributable to common shareholders:

	Year Ended December 31,
(in thousands, except share and per share amounts)	2022	2021	2020

Net (loss) income	$(103,462)	$33,372	$50,867

Basic - weighted-average shares outstanding:	27,409,838	27,617,627	26,737,425
Effect of dilutive securities:
Employee stock options and other	-	35,472	158,932
Diluted - weighted-average shares outstanding:	27,409,838	27,653,099	26,896,357
Net (loss) income per share attributable to common shareholders:
Basic	$(3.77)	$1.21	$1.90
Diluted	$(3.77)	$1.21	$1.89

Proto Labs, Inc.

Notes to Consolidated Financial Statements

 Note 5 – Business Combinations

On   January 22, 2021, the Company acquired all of the outstanding shares of 3D Hubs, Inc. (Hubs), for $294.1 million, consisting of $127.4 million in cash and 863,995 shares of the Company's common stock valued at $166.7 million on the closing date. The purchase agreement included additional contingent consideration of up to $52.8 million subject to the achievement of performance-based targets during fiscal 2021 and fiscal 2022. The contingent consideration consisted of up to $25.0 million in cash and up to 143,983 shares of the Company's common stock valued at $27.8 million on the closing date. No contingent consideration was earned in 2021 or 2022, due to performance-based targets not being met.

Hubs is based in Amsterdam, Netherlands and is a leading online manufacturing platform that provides customers with on-demand access to a global network of premium manufacturing partners. The acquisition enhances the Company’s value proposition by expanding the customer offerings, enabling the Company to more holistically serve its customers.

The fair value of the consideration paid for this acquisition has been allocated to the assets purchased and liabilities assumed based on their fair values as of the acquisition date, with any excess recorded as goodwill.  The goodwill associated with the acquisition represents both the strategic and growth opportunities by significantly expanding the customer offering with a network of premium manufacturing partners. The goodwill related to the acquisition is not deductible for tax purposes. In 2022, all goodwill allocated to Europe was written off, including goodwill associated with the acquisition of Hubs.

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

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Note 6 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021 were as follows:

(in thousands)	Dec. 31, 2020	Goodwill acquired during 2021	Foreign currency translation adjustments during 2021	Dec. 31, 2021	Goodwill acquired (impaired) during 2022	Foreign currency translation adjustments during 2022	Dec. 31, 2022

United States	$123,883	$150,108	$-	$273,991	$-	$-	$273,991
Europe	4,239	130,817	(9,067)	125,989	(118,008)	(7,981)	-
Japan	630	-	-	630	(630)	-	-
Total goodwill	$128,752	$280,925	$(9,067)	$400,610	$(118,638)	$(7,981)	$273,991

Goodwill decreased $126.6 million for the year ended December 31, 2022 as a result of impairments related to our Europe and Japan reporting units. Goodwill increased $280.9 million for the year ended December 31, 2021 as a result of our acquisition of Hubs. Goodwill has been allocated to the acquired Hubs entities consisting of goodwill of €106.5 million in Europe and $150.1 million in the United States as of the date of the acquisition. The Euro denominated goodwill is translated at the end of each period using the current exchange rates resulting in a foreign currency translation adjustment that is recorded as a component of Other Comprehensive Income.

Intangible assets other than goodwill for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31, 2022			Year Ended December 31, 2021				Weighted Average Useful Life
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Useful Life (in years)	Remaining (in years)

Marketing assets	$930	$(806)	$124	$930	$(713)	$217	10.0	1.3
Non-compete agreement	828	(487)	$341	842	(363)	479	2.0 - 5.0	2.1
Software technology	13,229	(6,383)	$6,846	13,229	(5,014)	8,215	10.0	5.5
Software platform	26,054	(4,337)	$21,717	26,725	(2,262)	24,463	12.0	10.1
Tradenames	350	(227)	$123	359	(114)	245	3.0	1.1
Customer relationships	12,197	(10,098)	$2,099	12,252	(7,873)	4,379	3.0 - 9.0	0.8
Total intangible assets	$53,588	$(22,338)	$31,250	$54,337	$(16,339)	$37,998

Amortization expense for intangible assets for the years ended December 31, 2022, 2021 and 2020 was $6.0 million, $6.2 million and $3.0 million, respectively. The Euro denominated intangible assets are translated at the end of each period using the current exchange rates resulting in a foreign currency translation adjustment that is recorded as a component of Other Comprehensive Income. For the years ended December 31, 2022 and 2021, the foreign currency translation adjustment was $1.7 million and $0.9 million, respectively.  There were no foreign currency translation adjustment for the year ended December 31, 2020.

Estimated aggregated amortization expense based on the current carrying value of the amortizable intangible assets is as follows:

(in thousands)	Estimated Amortization Expense
2023	$5,884
2024	3,732
2025	3,634
2026	3,532
2027	3,523
Thereafter	10,945
Total estimated amortization expense	$31,250

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

The following tables summarizes financial assets as of December 31, 2022 and 2021 measured at fair value on a recurring basis:

	December 31, 2022			December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Financial Assets:
Cash and cash equivalents, excluding money market mutual fund	$38,862	$-	$-	$65,637	$-	$-
Money market mutual fund	17,696	-	-	292	-	-
Marketable securities	9,881	40,106	-	7,602	18,318	-
Total	$66,439	$40,106	$-	$73,531	$18,318	$-

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Note 8 – Marketable Securities

The Company invests in short-term and long-term agency, municipal, corporate and other debt securities. As of December 31, 2022 and 2021, the securities are categorized as available-for-sale and are recorded at fair value.

Information regarding the Company’s short-term and long-term marketable securities as of December 31, 2022 and 2021 is as follows:

	December 31, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government agency securities	$25,275	$-	$(750)	$24,525
Corporate debt securities	9,578	-	(205)	9,373
U.S. municipal securities	15,574	-	(417)	15,157
Certificates of deposit/time deposits	939	-	(7)	932
Total marketable securities	$51,366	$-	$(1,379)	$49,987

	December 31, 2021
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government agency securities	$2,500	$-	$(12)	$2,488
Corporate debt securities	9,303	-	(44)	9,259
U.S. municipal securities	12,549	-	(70)	12,479
Certificates of deposit/time deposits	1,687	7	-	1,694
Total marketable securities	$26,039	$7	$(126)	$25,920

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

Proto Labs, Inc.

Notes to Consolidated Financial Statements

The December 31, 2022 balance of available-for-sale debt securities by contractual maturity is shown in the following table at fair value. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

December 31,
(in thousands)	2022

Due in one year or less	$23,568
Due after one year through five years	26,419
Total marketable securities	$49,987

Note 9 – Property and Equipment

Property and equipment consists of the following:

	December 31,
(in thousands)	2022	2021

Land	$14,153	$15,009
Buildings and improvements	105,492	107,241
Machinery and equipment	228,654	234,900
Computer hardware and software	82,302	81,889
Leasehold improvements	4,548	8,373
Construction in progress	22,674	14,489
Total	457,823	461,901
Accumulated depreciation and amortization	(200,038)	(181,555)
Property and equipment, net	$257,785	$280,346

 Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $33.4 million, $34.3 million and $29.6 million, respectively.

Note 10 – Inventory

Inventory consists primarily of raw materials, which are recorded at the lower of cost and net realizable value using the standard cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.

The Company’s inventory consists of the following:

	December 31,
(in thousands)	2022	2021

Total inventory	13,965	13,474
Allowance for obsolescence	(387)	(313)
Inventory, net of allowance	$13,578	$13,161

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Note 11 – Financing Obligations

The Company had no financing obligations as of December 31, 2022 and 2021.

Note 12 – Employee Benefit Plans

The Company maintains a 401(k) retirement plan that covers employees in the United States. Under the plan, a full-time or regular part-time (over 20 hours/week) employee becomes a participant after completing three months of employment. Employees may elect to contribute up to 50 percent of regular gross pay, subject to federal law limits on the dollar amount that participants may contribute to the plan, each calendar year. The Company matches part of the employee contributions and may make a discretionary contribution to the plan. Total employer contributions were approximately $3.9 million, $3.7 million and $3.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The Company also sponsors a defined contribution retirement plan that covers the employees in the United Kingdom. Total employer contributions were approximately $0.5 million, $0.4 million and $0.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Note 13 – Stock-Based Compensation

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

Employees purchased 142,982 and 67,729 shares of common stock under the ESPP at an average exercise price of $27.09 and $61.96 during 2022 and 2021, respectively. As of December 31, 2022, 915,884 shares remained available for future issuance under the ESPP.

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

The following table summarizes stock-based compensation expense for the years ended December 31, 2022, 2021 and 2020, respectively:

	Year Ended December 31,
(in thousands)	2022	2021	2020

Stock options and other	$16,103	$17,553	$13,327
Employee stock purchase plan	1,442	1,542	1,346
Total stock-based compensation expense	$17,545	$19,095	$14,673

Cost of revenue	$2,172	$2,595	$2,451
Operating expenses:
Marketing and sales	3,295	3,736	3,121
Research and development	2,189	2,833	2,440
General and administrative	9,889	9,931	6,661
Total stock-based compensation expense	$17,545	$19,095	$14,673

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Stock Options

The following table provides the assumptions used in the Black-Scholes option pricing model for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020

Risk-free interest rate	1.94 - 3.40%	0.80 - 1.12%	0.50 - 1.47%
Expected life (years)	6.25	6.25	6.25
Expected volatility	45.95 - 46.03%	45.28 - 45.53%	42.40 - 43.83%
Expected dividend yield	0%	0%	0%
Weighted average grant date fair value	$23.11	$128.14	$45.32

The following table summarizes stock option activity and the weighted average exercise price for the years ended December 31, 2022, 2021 and 2020:

		Weighted-
		Average
	Stock Options	Exercise Price

Options outstanding at January 1, 2020	276,266	$72.38
Granted	60,065	105.79
Exercised	(68,958)	57.00
Cancelled	(37,842)	67.92
Options outstanding at December 31, 2020	229,531	86.46
Granted	57,901	128.14
Exercised	(28,991)	58.78
Cancelled	(25,057)	109.31
Options outstanding at December 31, 2021	233,384	97.78
Granted	118,434	48.24
Exercised	(3,114)	30.58
Cancelled	(84,712)	89.32
Options outstanding at December 31, 2022	263,992	$79.07

Exercisable at December 31, 2022	102,692	$90.22

The outstanding options have a term of 10 years. For employees, options that have been granted become exercisable ratably over the vesting period, which is generally a four-year period, beginning on the first anniversary of the grant date, subject to the employee’s continuing service to the Company. For directors, options generally become exercisable in full on the first anniversary of the grant date.

The total intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020, was $0.0 million, $3.8 million and $5.4 million, respectively. The aggregate intrinsic value represents the cumulative difference between the fair market value of the underlying common stock and the option exercise prices.

For options outstanding at December 31, 2022, the weighted-average remaining contractual term was 7.2 years and the aggregate intrinsic value was $0.0 million. For options exercisable at December 31, 2022, the weighted-average remaining contractual term was 4.7 years and the aggregate intrinsic value was $0.0 million. Refer to the table below for additional information.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

The following table summarizes information about stock options outstanding at December 31, 2022:

	Options Outstanding, Vested and Expected to Vest			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)

$39.11 to $66.87	137,829	7.63	49.84	32,808	56.53
$66.88 to $96.20	37,608	6.72	89.37	17,016	82.08
$96.21 to $180.46	88,555	6.81	120.17	52,868	113.74

The fair value of share-based payment transactions is recognized in the Consolidated Statements of Comprehensive Income. As of December 31, 2022, there was $3.9 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 2.6 years. The total fair value of options vested was $2.3 million, $2.1 million and $1.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Restricted Stock

The 2012 Plan provides for the award of restricted stock or restricted stock units. Restricted stock awards are share settled and restrictions lapse ratably over the vesting period, which is generally a four-year period, beginning on the first anniversary of the grant date, subject to the employee’s continuing service to the Company. For directors, restrictions generally lapse in full on the first anniversary of the grant date.

The following table summarizes restricted stock activity for the years ended December 31, 2022, 2021 and 2020:

		Weighted-
		Average
		Grant Date
	Restricted	Fair Value
	Stock Awards	Per Share

Restricted stock at January 1, 2020	314,973	$89.55
Granted	108,179	111.76
Restrictions lapsed	(101,941)	84.70
Forfeited	(14,012)	94.24
Restricted stock at December 31, 2020	307,199	98.87
Granted	205,996	123.61
Restrictions lapsed	(115,908)	91.26
Forfeited	(53,505)	128.05
Restricted stock at December 31, 2021	343,782	111.79
Granted	315,432	42.03
Restrictions lapsed	(130,452)	101.32
Forfeited	(50,166)	96.48
Restricted stock at December 31, 2022	478,596	$70.36

Proto Labs, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2022, there was $21.1 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 2.4 years.

Performance Stock

Performance stock units (PSUs) are expressed in terms of a target number of PSUs, with anywhere between 0 percent and 200 percent of that target number capable of being earned and vesting at the end of a three-year performance period depending on the Company’s performance in the final year of the performance period and the award recipient’s continued employment. The Company’s outstanding PSUs at December 31, 2022 are based on market conditions and the related compensation cost is based on the fair value at grant date calculated using a Monte Carlo pricing model.

The following table summarizes performance stock activity for the years ended December 31, 2022, 2021 and 2020:

		Weighted-
		Average
		Grant Date
	Performance	Fair Value
	Stock Awards	Per Share

Performance stock at January 1, 2020	9,383	$58.35
Granted	19,956	118.66
Restrictions lapsed	(7,113)	58.35
Performance change	-	-
Forfeited	(2,270)	58.35
Performance stock at December 31, 2020	19,956	118.66
Granted	15,078	203.64
Restrictions lapsed	-	-
Performance change	(10,366)	192.95
Forfeited	(7,829)	113.91
Performance stock at December 31, 2021	16,839	115.56
Granted	35,697	96.71
Restrictions lapsed	-	-
Performance change	(13,156)	99.59
Forfeited	(3,578)	121.79
Performance stock at December 31, 2022	35,802	$77.91

As of December 31, 2022, there was $2.5 million of unrecognized compensation expense related to non-vested performance stock, which is expected to be recognized over a weighted-average period of 2.0 years.

Employee Stock Purchase Plan

The following table presents the assumptions used to estimate the fair value of the ESPP during the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020

Risk-free interest rate	0.17 - 4.60%	0.06 - 0.17%	0.12 - 0.17%
Expected life (months)	6.00	6.00	6.00
Expected volatility	47.05 - 67.84%	53.44 - 65.53%	50.85 - 59.99%
Expected dividend yield	0%	0%	0%

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Note 14 – Leases

Supplemental balance sheet information related to leases was as follows:

	December 31,
(in thousands)	2022	2021
Operating lease assets	$3,844	$5,578

Current operating lease liabilities	$1,561	$3,298
Long-term operating lease liabilities	2,255	2,245
Total operating lease liabilities	$3,816	$5,543

Finance lease assets	$17,532	$1,898

Current finance lease liabilities	$17,537	$550
Long-term finance lease liabilities	-	1,351
Total finance lease liabilities	$17,537	$1,901

Lease expense is recognized on a straight-line basis over the lease term, with variable payments recognized in the period those payments are incurred. The components of lease expense for the periods reported were as follows:

	Twelve Months Ended December 31,
(in thousands)	2022	2021
Operating lease cost	$3,002	$3,391
Finance lease cost:
Amortization of right-of-use assets	$532	$498
Interest on lease obligations	$95	$9
Variable lease cost	560	719
Total lease cost	$4,189	$4,617

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Maturities of operating and finance lease liabilities as of December 31, 2022 were as follows:

(in thousands)	Operating Leases	Finance Leases
Year Ending December 31,
2023	$1,584	$18,489
2024	1,088	-
2025	883	-
2026	344	-
2027	-	-
After 2028	-	-
Total future minimum lease payments	3,899	18,489
Less interest	(83)	(952)
Present value of lease liabilities	$3,816	$17,537

As of December 31, 2022, we have no operating or finance leases that have not yet commenced.

Weighted average remaining lease term and discount rate was as follows:

	December 31,
	2022	2021
Weighted Average Remaining Lease Term - operating leases (years)	2.9	3.1
Weighted Average Remaining Lease Term - finance leases (years)	36.0	1.5
Weighted Average Discount Rate - operating leases	1.6%	1.6%
Weighted Average Discount Rate - finance leases	5.9%	0.4%

Supplemental cash flow information related to leases was as follows:

	Twelve Months Ended December 31,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,778	$10,477
Operating cash flows from finance leases	$95	$9
Financing cash flows from finance leases	$531	$552

Lease assets obtained in exchange for new operating lease liabilities	$898	$5,293
Lease assets obtained in exchange for new financing lease liabilities	$16,167	-

Proto Labs, Inc.

Notes to Consolidated Financial Statements

Note 15 – Accumulated Other Comprehensive Loss

Other comprehensive loss is comprised of foreign currency translation adjustments and net unrealized gains (losses) on investments in securities. The following table presents the changes in accumulated other comprehensive loss balances for the years ending December 31, 2022, 2021 and 2020, respectively:

	Year Ended December 31,
(in thousands)	2022	2021	2020

Balance at beginning of period	$(16,817)	$(3,420)	$(7,018)
Foreign currency translation adjustments
Other comprehensive (loss) income before reclassifications	(16,278)	(13,278)	3,598
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-
Net current-period other comprehensive (loss) income	(16,278)	(13,278)	3,598
Net unrealized gains (losses) on investments in securities
Other comprehensive (loss) income before reclassifications	(1,260)	(119)	-
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-
Net current-period other comprehensive (loss) income	(1,260)	(119)	-
Balance at end of period	$(34,355)	$(16,817)	$(3,420)

Note 16 – Income Taxes

The Company is subject to income tax in multiple jurisdictions and the use of estimates is required to determine the provision for income taxes. For the years ended December 31, 2022, 2021 and 2020, the Company recorded an income tax provision of $5.6 million, $6.8 million and $12.1 million, respectively. The effective income tax rate for the years ended December 31, 2022, 2021 and 2020 was (5.7) percent, 17.0 percent and 19.2 percent, respectively.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

The effective tax rate decreased by 22.7% for the year ended December 31, 2022 when compared to 2021 primarily due to the tax rate impact of the goodwill impairment and a benefit from the decrease in the tax liability for uncertain tax positions. These benefits were partially offset by an increase in the valuation allowances on losses from foreign operations.

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

The provision for income taxes is based on income before income taxes reported for financial statement purposes. The components of income before income taxes are as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020

Domestic	$33,731	$42,449	$58,551
Foreign	(131,608)	(2,265)	4,394
Total	$(97,877)	$40,184	$62,945

Significant components of the provision for income taxes for the following periods are as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020

Current:
Federal	$15,366	$5,552	$2,128
State	(393)	975	1,136
Foreign	(99)	(64)	1,241
Deferred
Federal	(9,159)	(377)	6,904
State	(723)	(814)	(431)
Foreign	(4,641)	(1,181)	210
Valuation Allowance	5,234	2,721	890
Total	$5,585	$6,812	$12,078

Proto Labs, Inc.

Notes to Consolidated Financial Statements

A reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020

Federal tax statutory rate	21.0%	21.0%	21.0%
State tax (net of federal benefit)	(0.8)	2.1	2.1
Share based compensation	(2.1)	(2.3)	(1.3)
Valuation allowance against deferred tax assets	(5.0)	8.9	2.0
Goodwill impairment	(24.4)	-	-
Contingent consideration reduction	-	(7.0)	-
Research and development credit	1.2	(4.0)	(3.7)
Foreign rate differential	2.9	(2.2)	(0.8)
Tax reserves	1.0	(1.0)	1.4
Provision to return difference	-	(0.7)	(1.4)
Miscellaneous	0.5	2.2	(0.1)
Total	(5.7%)	17.0%	19.2%

Significant components of deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2022	2021

Deferred tax assets:
Accrued expenses	$2,254	$2,511
Section 174 expenses	8,119	-
Leases	4,822	1,830
Warrants and stock options	4,087	4,271
Inventories	198	205
Research and development credit	2,374	2,126
Other assets	838	1,111
Net operating loss	16,586	14,046
Less valuation allowance	(17,562)	(13,999)
Total deferred tax assets	21,716	12,101
Deferred tax liabilities:
Depreciation	(29,397)	(31,897)
Goodwill	(10,716)	(9,872)
Intangible assets	(3,103)	(4,394)
Leases	(4,822)	(1,830)
Total deferred tax liabilities	(48,038)	(47,993)
Net deferred tax liability	$(26,322)	$(35,892)

The Company has recorded no U.S. deferred taxes related to the undistributed earnings of its non-U.S. subsidiaries as of December 31, 2022. Such amounts are intended to be reinvested outside of the United States indefinitely. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings. As of December 31, 2022, the Company had accumulated undistributed earnings in non-U.S. subsidiaries of $3.6 million.

As of December 31, 2022, the Company had estimated net operating loss carry forwards of $16.6 million for tax purposes. The net operating losses relate to operations in Japan, Germany and Netherlands. Japan losses can be carried forward for up to ten years. The remaining Japan net operating losses begin to expire at various dates between 2023 and 2032. The Company’s Japan operations are taxed both by local authorities and in the U.S. Germany net operating losses may be carried forward without any time limitations but are limited to €1 million, plus 60 percent of taxable income exceeding €1 million. Netherlands net operating losses may be carried forward without any time limitations, but are limited to €1 million, plus 50 percent of taxable income exceeding €1 million.

Proto Labs, Inc.

Notes to Consolidated Financial Statements

The Company establishes valuation allowances for deferred tax assets when, after consideration of all positive and negative evidence, it is considered more-likely-than-not that a portion of the deferred tax assets will not be realized. The Company's valuation allowances of $17.6 million and $14.0 million at December 31, 2022 and 2021, respectively, reduce the carrying value of deferred tax assets associated with certain net operating loss carry forwards and other assets with insufficient positive evidence for recognition. The increase in the valuation allowance is primarily attributable to additional net operating losses generated in 2022.

The Company files a U.S. federal income tax return and income tax returns in various states and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state, or foreign income tax examinations by tax authorities for years before 2018.

The Company has liabilities related to unrecognized tax benefits totaling $3.2 million and $4.4 million at December 31, 2022 and 2021, respectively, that if recognized would result in a reduction of the Company’s effective tax rate. The liabilities are classified as other long-term liabilities in the accompanying consolidated balance sheets. The Company recognizes interest and penalties related to income tax matters in income tax expense and reports the liability in current or long-term income taxes payable as appropriate. Interest and penalties were immaterial for each of the years ended December 31, 2022, 2021 and 2020.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2022	2021

Balance at beginning of period	$4,364	$4,830
Additions for tax positions of current year	634	491
Additions for tax positions of prior years	23	781
Decrease related to the expiration of statutes of limitations	-	(1,738)
Reduction for tax positions of prior years	(1,785)	-
Balance at period end	$3,236	$4,364

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

Proto Labs, Inc.

Notes to Consolidated Financial Statements

The accounting policies of the reportable segments are the same as those described in Note 2 – Summary of Significant Accounting Policies. Intercompany transactions primarily relate to intercontinental activity and have been eliminated and are excluded from the reported amounts. The difference between (loss) income from operations and pre-tax income relates to foreign currency-related gains and losses and interest income on cash balances and investments, which are not allocated to business segments.

Revenue and income from operations by reportable segment are as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Revenue:
United States	$387,399	$384,458	$345,708
Europe	92,770	90,399	74,796
Japan	8,229	13,241	13,891
Total revenue	$488,398	$488,098	$434,395

	Year Ended December 31,
(in thousands)	2022	2021	2020
(Loss) Income from Operations:
United States	$93,176	$98,001	$98,762
Europe	(130,386)	730	11,707
Corporate Unallocated and Japan	(60,773)	(58,389)	(50,633)
Total (loss) income from operations	$(97,983)	$40,342	$59,836

Total long-lived assets, expenditures for additions to long-lived assets and depreciation and amortization expense are as follows:

	December 31,	December 31,	December 31,
(in thousands)	2022	2021	2020
Long-lived assets:
United States	$203,816	$215,701	$215,721
Europe	53,835	59,388	59,388
Japan	134	5,257	7,557
Total long-lived assets	$257,785	$280,346	$282,666

	Year Ended December 31,
(in thousands)	2022	2021	2020
Expenditures for additions to long-lived assets:
United States	$17,538	$26,698	$29,984
Europe	4,137	7,378	16,574
Japan	11	133	452
Total expenditures for additions to long-lived assets	$21,686	$34,209	$47,010

Proto Labs, Inc.

Notes to Consolidated Financial Statements

	Year Ended December 31,
(in thousands)	2022	2021	2020
Depreciation and Amortization:
United States	$31,666	$31,642	$25,744
Europe	6,770	7,101	5,024
Japan	989	1,745	1,826
Total depreciation and amortization	$39,425	$40,488	$32,594

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 framework). Based on the assessment, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting is effective. The Company’s registered public accounting firm’s attestation report on the Company’s internal control over financial reporting is provided in Part II, Item 8 of this Annual Report on Form 10-K.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item with respect to Item 401 relating to executive officers is contained in Part I, Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant” and with respect to other information relating to our directors will be set forth in our 2023 Proxy Statement under the caption “Proposal 1 — Election of Directors,” which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

The information required by this item under Item 405 of Regulation S-K is incorporated herein by reference to the section titled “Corporate Governance — Section 16(a) Beneficial Ownership Reporting Compliance” of our 2023 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The information required by this item under Items 407 (c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference to the section titled “Corporate Governance” of our 2023 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Item 11. Executive Compensation

Information related to this item is incorporated herein by reference to the sections titled “Compensation Discussion and Analysis,” “Corporate Governance — Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” of our 2023 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information related to security ownership required by this item is incorporated herein by reference to the section titled “Security Ownership of Certain Beneficial Owners and Management” of our 2023 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. Information related to our equity compensation plans required by this item is incorporated herein by reference to the section titled “Compensation Discussion and Analysis – Elements of Executive Compensation” of our 2023 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Outstanding Equity Awards

The following table summarizes, as of December 31, 2022, information about shares of our common stock that may be issued under equity compensation plans approved by shareholders and plans not approved by shareholders:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares in first column)

Equity compensation plans approved by shareholders(1)	791,546	$79.07	1,843,776(2)
Equity compensation plans not approved by shareholders	None	N/A	None

(1)	Includes the 2012 Long-Term Incentive Plan, the 2022 Long-Term Incentive Plan and our Employee Stock Purchase Plan.
(2)	Includes 915,884 shares remaining available for issuance as of December 31, 2022 under our Employee Stock Purchase Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference to the sections titled “Corporate Governance — Certain Relationships and Related Party Transactions,” and “Corporate Governance — Director Independence” of our 2023 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference to the section titled “Fees Paid to Independent Registered Public Accounting Firm” of our 2023 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

3. Exhibits

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

Exhibit Number	Description of Exhibit
3.1	Third Amended and Restated Articles of Incorporation of Proto Labs, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A, filed on February 13, 2012.)
3.2

Articles of Amendment to Third Amended and Restated Articles of Incorporation of Proto Labs, Inc. dated May 20, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the Commission on May 21, 2015).

3.3	Third Amended and Restated By-Laws of Proto Labs, Inc, as amended through November 15, 2022 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K, filed on November 15, 2022).
4.1	Form of certificate representing common shares of Proto Labs, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, filed on February 1, 2012).
4.2	Description of Securities of Registrant
10.1#	2012 Long-Term Incentive Plan, as amended as of August 5, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed on November 3, 2015).
10.2#

Form of Incentive Stock Option Agreement under 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A, filed on February 13, 2012).

10.3#

Form of Non-Statutory Stock Option Agreement (Directors) under 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A, filed on February 13, 2012).

10.4#

Form of Non-Statutory Stock Option Agreement (U.S. Employees) under 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A, filed on February 13, 2012).

10.5#

Form of Non-Statutory Stock Option Agreement (U.K. Employees) under 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A, filed on February 13, 2012).

10.6#	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A, filed on February 13, 2012).

10.7#

Amended and Restated Credit Agreement, dated as of September 30, 2011, between Proto Labs, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A, filed on October 26, 2011).

10.8#

Credit Agreement, dated November 27, 2017, by and among Proto Labs and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on December 1, 2017).

10.9#	Form of U.S. Severance Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K, filed on March 1, 2013).
10.10#	Form of UK Severance Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed on May 8, 2013).
10.11#

Amended and Restated Executive Employment Agreement, dated August 1, 2019, by and between Proto Labs, Inc. and Victoria M. Holt (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on August 2, 2019).

10.12#

Form of Restricted Stock Agreement under 2012 Long-Term Incentive Plan for the initial grant to Victoria M. Holt (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on February 6, 2014).

10.13#	Form of Restricted Stock Unit Agreement under 2012 Long-Term Incentive Plan (U.S. Employees) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on February 12, 2014).
10.14#	Form of Restricted Stock Unit Agreement under 2012 Long-Term Incentive Plan (U.K. Employees) (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on February 12, 2014).
10.15#

Form of Restricted Stock Unit Agreement under 2012 Long-Term Incentive Plan (Directors) (incorporated by reference to Exhibit 99.6 to the Company’s Registration Statement on Form S-8, filed on March 3, 2014).

10.16	Consulting Agreement, dated February 4, 2021, by and between Proto Labs, Inc. and Victoria M. Holt (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on February 4, 2021).
10.17#	Form of Performance Stock Unit Agreement under 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on February 17, 2017).
10.18#	Form of Deferred Stock Unit Agreement under 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed on August 1, 2018).

10.19#	Form of Executive Severance Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K, filed on June 6, 2022).
10.20#

Executive Employment Agreement, dated January 29, 2021, by and between Proto Labs, Inc. and Robert Bodor (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on February 4, 2021).

10.21#	Proto Labs, Inc. 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on August 30, 2022).
10.22#	Form of Incentive Stock Option Agreement under the 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on August 30, 2022).
10.23#	Form of Non-Statutory Stock Option Agreement (Directors) under the 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on August 30, 2022).
10.24#	Form of Non-Statutory Stock Option Agreement (U.S. Employees) under the 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on August 30, 2022).
10.25#	Form of Non-Statutory Stock Option Agreement (U.K. Employees) under the 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed on August 30, 2022).
10.26#	Form of Restricted Stock Unit Award Agreement under the 2022 Long-Term Incentive Plan (U.S. Employees) (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K, filed on August 30, 2022).
10.27#	Form of Restricted Stock Unit Award Agreement under the 2022 Long-Term Incentive Plan (U.K. Employees) (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K, filed on August 30, 2022).
10.28#	Form of Restricted Stock Unit Award Agreement under the 2022 Long-Term Incentive Plan (Directors) (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K, filed on August 30, 2022).
10.29#	Form of Performance Stock Unit Award Agreement under the 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K, filed on August 30, 2022).
10.30#	Form of Deferred Stock Unit Award Agreement under the 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K, filed on August 30, 2022).

21.1	Subsidiaries of Proto Labs, Inc.
23.1	Consent of Ernst & Young LLP
24.1	Powers of Attorney
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS**	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

#Indicates management contract or compensatory plan or arrangement.

*The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

**Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Proto Labs, Inc.

Date: February 21, 2023	/s/ Robert Bodor
Robert Bodor
President and Chief Executive Officer (Principal Executive Officer)

Date: February 21, 2023	/s/ Daniel Schumacher
Daniel Schumacher
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: February 21, 2023	/s/ Robert Bodor
Robert Bodor
President and Chief Executive Officer and Director (Principal Executive Officer)

Date: February 21, 2023	/s/ Daniel Schumacher
Daniel Schumacher

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

Date: February 21, 2023	/s/ Robert Bodor
Robert Bodor
President and Chief Executive Officer (Principal Executive Officer)