Form 10-Q
period 2023-03-31
Proto Labs Inc
filed 2023-05-05
CIK 1443669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,202,723 shares of Common Stock, par value $0.001 per share, were outstanding at May 2, 2023.

Proto Labs, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Proto Labs, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$62,051	$56,558
Short-term marketable securities	22,851	23,568
Accounts receivable, net of allowance for doubtful accounts of $1,932 and $1,706 as of March 31, 2023, and December 31, 2022, respectively	77,619	76,225
Inventory	14,273	13,578
Income taxes receivable	821	4,042
Prepaid expenses and other current assets	11,101	12,597
Total current assets	188,716	186,568
Property and equipment, net	253,616	257,785
Goodwill	273,991	273,991
Other intangible assets, net	29,869	31,250
Long-term marketable securities	19,824	26,419
Operating lease assets	3,315	3,844
Finance lease assets	17,266	17,532
Other long-term assets	4,776	4,779
Total assets	$791,373	$802,168

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$19,854	$17,356
Accrued compensation	14,695	12,743
Accrued liabilities and other	23,156	22,384
Current operating lease liabilities	1,295	1,561
Current finance lease liabilities	17,452	17,537
Income taxes payable	1,928	-
Total current liabilities	78,380	71,581
Long-term operating lease liabilities	1,983	2,255
Long-term deferred tax liabilities	23,258	26,322
Other long-term liabilities	4,615	4,362
Total liabilities	108,236	104,520

Shareholders' equity
Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding 0 shares as of each of March 31, 2023, and December 31, 2022	-	-
Common stock, $0.001 par value, authorized 150,000,000 shares; issued and outstanding 26,202,723 and 26,888,425 shares as of March 31, 2023, and December 31, 2022, respectively	26	27
Additional paid-in capital	465,185	473,740
Retained earnings	251,420	258,236
Accumulated other comprehensive loss	(33,494)	(34,355)
Total shareholders' equity	683,137	697,648
Total liabilities and shareholders' equity	$791,373	$802,168

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Comprehensive Income
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022

Statements of Operations:
Revenue	$125,859	$124,168
Cost of revenue	72,083	68,364
Gross profit	53,776	55,804
Operating expenses
Marketing and sales	22,451	20,586
Research and development	10,677	10,557
General and administrative	16,833	16,771
Closure of Japan business	66	-
Total operating expenses	50,027	47,914
Income from operations	3,749	7,890
Other income (loss), net	1,290	(300)
Income before income taxes	5,039	7,590
Provision for income taxes	2,380	2,495
Net income	$2,659	$5,095

Net income per share:
Basic	$0.10	$0.19
Diluted	$0.10	$0.19

Shares used to compute net income per share:
Basic	26,580,279	27,502,941
Diluted	26,605,787	27,510,477

Comprehensive Income (Loss) (net of tax)
Comprehensive income (loss)	$3,520	$(393)

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Shareholders' Equity
(In thousands, except share amounts)

	Common Stock		Additional		Accumulated Other
			Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

Balance at December 31, 2022	26,888,425	27	473,740	258,236	(34,355)	697,648
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	26,798	-	(401)	-	-	(401)
Stock-based compensation expense	-	-	3,695	-	-	3,695
Repurchases of common stock and other	(712,500)	(1)	(11,849)	(9,475)	-	(21,325)
Net income	-	-	-	2,659	-	2,659
Other comprehensive loss
Foreign currency translation adjustment	-	-	-	-	527	527
Net unrealized gains (losses) on investments in securities	-	-	-	-	334	334
Comprehensive loss						3,520
Balance at March 31, 2023	26,202,723	$26	$465,185	$251,420	$(33,494)	$683,137

	Common Stock		Additional		Accumulated Other
			Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

Balance at December 31, 2021	27,465,945	28	468,548	376,734	(16,817)	828,493
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	27,716	-	(462)	-	-	(462)
Stock-based compensation expense	-	-	4,397	-	-	4,397
Repurchases of common stock	-	-	-	-	-	-
Net income	-	-	-	5,095	-	5,095
Other comprehensive loss
Foreign currency translation adjustment	-	-	-	-	(4,972)	(4,972)
Net unrealized gains (losses) on investments in securities	-	-	-	-	(516)	(516)
Comprehensive loss						(393)
Balance at March 31, 2022	27,493,661	$28	$472,483	$381,829	$(22,305)	$832,035

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022

Operating activities
Net income	$2,659	$5,095
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,388	10,232
Stock-based compensation expense	3,695	4,397
Deferred taxes	(3,096)	(3,213)
Interest on finance lease obligations	287	-
Other	(46)	79
Changes in operating assets and liabilities:
Accounts receivable	(2,328)	(6,329)
Inventories	(641)	(675)
Prepaid expenses and other	1,464	1,110
Income taxes	5,160	4,519
Accounts payable	2,536	(326)
Accrued liabilities and other	3,500	2,894
Net cash provided by operating activities	22,578	17,783

Investing activities
Purchases of property, equipment and other capital assets	(3,441)	(3,069)
Proceeds from sales of property, equipment and other capital assets	194	-
Purchases of marketable securities	-	(29,366)
Proceeds from call redemptions and maturities of marketable securities	7,630	6,600
Net cash provided by (used in) investing activities	4,383	(25,835)

Financing activities
Proceeds from exercises of stock options	-	6
Purchases of shares withheld for tax obligations	(401)	(468)
Repurchases of common stock	(21,119)	-
Principal repayments of finance lease obligations	(82)	(139)
Net cash used in financing activities	(21,602)	(601)
Effect of exchange rate changes on cash and cash equivalents	134	(37)
Net increase (decrease) in cash and cash equivalents	5,493	(8,690)
Cash and cash equivalents, beginning of period	56,558	65,929
Cash and cash equivalents, end of period	$62,051	$57,239

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

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. For further information, refer to the audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended  December 31, 2022, as filed with the Securities and Exchange Commission (SEC) on February 21, 2023.

The accompanying Consolidated Balance Sheet as of December 31, 2022 was derived from the audited Consolidated Financial Statements but does not include all disclosures required by U.S. GAAP for a full set of financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Consolidated Financial Statements and Notes included in the Company's Annual Report on Form 10-K filed on February 21, 2023 as referenced above.

Note 2 – Recent Accounting Pronouncements

The Company did not recently adopt any accounting pronouncements that had a material impact on the Company's Consolidated Financial Statements.  There are no pending accounting pronouncements that are expected to have a material impact on the Company's Consolidated Financial Statements.

Note 3 – Net Income per Common Share

Basic net income per share is computed based on the weighted-average number of common shares outstanding. Diluted net income per share is computed based on the weighted-average number of common shares outstanding, increased by the number of additional shares that would have been outstanding had potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares. Potentially dilutive shares of common stock include stock options and other stock-based awards granted under stock-based compensation plans and shares committed to be purchased under the employee stock purchase plan. Performance stock units are excluded from the calculation of dilutive potential common shares until the performance conditions have been satisfied. For the three months ended March 31, 2023 and 2022, 382,906 and 233,380 anti-dilutive options were excluded from the calculation of diluted weighted average shares outstanding, respectively.

The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended
	March 31,
(in thousands, except share and per share amounts)	2023	2022
Net income	$2,659	$5,095

Basic - weighted-average shares outstanding:	26,580,279	27,502,941
Effect of dilutive securities:
Employee stock options and other	25,508	7,536
Diluted - weighted-average shares outstanding:	26,605,787	27,510,477
Net income per share:
Basic	$0.10	$0.19
Diluted	$0.10	$0.19

Note 4 – Goodwill and Other Intangible Assets

There were no changes in the carrying amount of goodwill during the three months ended March 31, 2023.

Intangible assets other than goodwill at  March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023			December 31, 2022			Useful	Weighted Average
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Life (in years)	Useful Life Remaining (in years)
Intangible assets with finite lives:
Marketing assets	$ 930	$ (829)	$ 101	$ 930	$ (806)	$ 124	10.0	1.1
Non-compete agreement	831	(516)	315	828	(487)	341	2.0 - 5.0	1.9
Software technology	13,229	(6,725)	6,504	13,229	(6,383)	6,846	10.0	4.8
Software platform	26,200	(4,886)	21,314	26,054	(4,337)	21,717	12.0	9.8
Tradenames	352	(256)	96	350	(227)	123	3.0	0.8
Customer relationships	12,209	(10,670)	1,539	12,197	(10,098)	2,099	3.0 - 9.0	0.6
Total intangible assets	$53,751	$(23,882)	$29,869	$53,588	$(22,338)	$31,250

Intangible assets allocated to the acquired Hubs entities consisted of intangible assets of €11.6 million in Europe and $16.6 million in the United States as of the date of the acquisition. The Euro denominated intangible assets are translated at the end of each period using the current exchange rates resulting in a foreign currency translation adjustment that is recorded as a component of Other Comprehensive Income. Foreign currency losses related to intangible assets were $1.5 million and $1.7 million as of March 31, 2023 and December 31, 2022, respectively. Amortization expense for intangible assets was $1.5 million for each of the three months ended  March 31, 2023 and 2022.

Estimated aggregated amortization expense based on the current carrying value of the amortizable intangible assets and current exchange rates is as follows:

(in thousands)	Estimated Amortization Expense
Remaining 2023	$4,376
2024	3,746
2025	3,648
2026	3,546
2027	3,537
Thereafter	11,016
Total estimated amortization expense	$29,869

Note 5 – Fair Value Measurements

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

The following table summarizes financial assets as of  March 31, 2023 and December 31, 2022 measured at fair value on a recurring basis:

	March 31, 2023			December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial Assets:
Cash	$50,165	$-	$-	$38,862	$-	$-
Money market mutual fund	11,886	-	-	17,696	-	-
Marketable securities	11,344	31,331	-	9,881	40,106	-
Total	$73,395	$31,331	$-	$66,439	$40,106	$-

Note 6 – Marketable Securities

The Company invests in short-term and long-term agency, municipal, corporate and other debt securities. The securities are categorized as available-for-sale and are recorded at fair value. The following table summarizes information regarding the Company’s short-term and long-term marketable securities as of  March 31, 2023 and December 31, 2022:

	March 31, 2023
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. municipal securities	$14,377	$-	$(330)	$14,047
Corporate debt securities	6,567	-	(153)	6,414
U.S. government agency securities	22,282	-	(558)	21,724
Certificates of deposit/time deposits	494	-	(4)	490
Total marketable securities	$43,720	$-	$(1,045)	$42,675

	December 31, 2022
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. municipal securities	$15,574	$-	$(417)	$15,157
Corporate debt securities	9,578	-	(205)	9,373
U.S. government agency securities	25,275	-	(750)	24,525
Certificates of deposit/time deposits	939	-	(7)	932
Total marketable securities	$51,366	$-	$(1,379)	$49,987

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

The  March 31, 2023 balance of available-for-sale debt securities by contractual maturity is shown in the following table at fair value. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

March 31,
(in thousands)	2023
Due in one year or less	$22,851
Due after one year through five years	19,824
Total marketable securities	$42,675

Note 7 – Inventory

Inventory consists primarily of raw materials, which are recorded at the lower of cost and net realizable value using the standard cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.

The Company’s inventory consisted of the following as of the dates indicated:

	March 31,	December 31,
(in thousands)	2023	2022
Total inventory	$14,692	$13,965
Allowance for obsolescence	(419)	(387)
Inventory, net of allowance	$14,273	$13,578

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

Stock-Based Compensation Expense

Stock-based compensation expense was $3.7 million and $4.4 million for the three months ended  March 31, 2023 and 2022, respectively.

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2023:

		Weighted-
		Average
	Stock Options	Exercise Price
Options outstanding at December 31, 2022	263,992	$79.07
Granted	134,647	33.84
Exercised	-	-
Forfeited	(15,061)	73.17
Expired	(672)	108.33
Options outstanding at March 31, 2023	382,906	$63.34

Exercisable at March 31, 2023	120,344	$89.42

The outstanding options generally have a term of ten years. For employees, options granted become exercisable ratably over the vesting period, which is generally a period of four years, beginning on the first anniversary of the grant date, subject to the employee’s continuing service to the Company.

The weighted-average grant date fair value of options that were granted during the three months ended March 31, 2023 was $16.21.

The following table provides the assumptions used in the Black-Scholes pricing model valuation of options during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	3.90% - 4.55%	1.94%
Expected life (years)	2.00 - 6.25	6.25
Expected volatility	49.23% - 55.92%	45.95%
Expected dividend yield	0%	0%

As of March 31, 2023, there was $5.3 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.8 years.

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

The following table summarizes restricted stock activity during the three months ended March 31, 2023:

		Weighted-
		Average
		Grant Date
	Restricted	Fair Value
	Stock	Per Share
Restricted stock at December 31, 2022	478,596	$70.36
Granted	88,658	33.84
Restrictions lapsed	(37,528)	111.56
Forfeited	(23,807)	75.18
Restricted stock at March 31, 2023	505,919	$60.57

As of March 31, 2023, there was $20.0 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 2.5 years.

Performance Stock

Performance stock units (PSUs) are expressed in terms of a target number of PSUs, with anywhere between 0 percent and 200 percent of that target number capable of being earned and vesting at the end of a three-year performance period depending on the Company’s performance in the final year of the performance period and the award recipient’s continued employment. Certain PSUs granted by the Company in 2021 are based on performance conditions and the related compensation cost is based on the probability that the performance conditions will be achieved. The Company’s PSUs granted in 2020, 2022, 2023 and certain PSUs granted in 2021 are based on market conditions and the related compensation cost is based on the fair value at grant date calculated using a Monte Carlo pricing model.

The following table summarizes performance stock activity during the three months ended March 31, 2023:

		Weighted-
		Average
		Grant Date
	Performance	Fair Value
	Stock	Per Share
Performance stock at December 31, 2022	35,802	$77.91
Granted	71,295	57.79
Restrictions lapsed	-	-
Performance change	-	-
Forfeited	-	-
Performance stock at March 31, 2023	107,097	$74.08

The following table provides the assumptions used in the Monte Carlo pricing model valuation of PSUs during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	4.35%	1.76%
Expected life (years)	2.88	2.87
Expected volatility	58.00%	53.50%
Expected dividend yield	0%	0%

As of March 31, 2023, there was $6.1 million of unrecognized compensation expense related to non-vested performance stock, which is expected to be recognized over a weighted-average period of 2.5 years.

Employee Stock Purchase Plan

The following table presents the assumptions used to estimate the fair value of the ESPP during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	4.60%	0.17%
Expected life (months)	6.00	6.00
Expected volatility	67.84%	53.44%
Expected dividend yield	0%	0%

 Note 9 – Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of foreign currency translation adjustments and net unrealized gains (losses) on investments in securities. The following table presents the changes in accumulated other comprehensive income (loss) balances during the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(in thousands)	2023	2022

Balance at beginning of period	$(34,355)	$(16,817)
Foreign currency translation adjustments
Other comprehensive income (loss) before reclassifications	527	(4,972)
Amounts reclassified from accumulated other comprehensive loss	-	-
Net current-period other comprehensive income (loss)	527	(4,972)
Net unrealized gains (losses) on investments in securities
Other comprehensive income (loss) before reclassifications	334	(516)
Amounts reclassified from accumulated other comprehensive loss	-	-
Net current-period other comprehensive income (loss)	334	(516)
Balance at end of period	$(33,494)	$(22,305)

Note 10 – Income Taxes

The Company is subject to income tax in multiple jurisdictions and the use of estimates is required to determine the provision for income taxes. For the three months ended  March 31, 2023 and 2022, the Company recorded an income tax provision of $2.4 million and $2.5 million, respectively. The income tax provision is based on the estimated annual effective tax rate for the year applied to pre-tax income. The effective income tax rate for the three months ended  March 31, 2023 was 47.2 percent compared to 32.9 percent in the same period of the prior year. The effective tax rate increased by 14.3 percent for the three months ended  March 31, 2023 when compared to the same period in 2022, primarily due to a decrease in tax benefits from the vesting of restricted stock, the cancellation of performance stock units and the exercise of stock options, as well as an increase in the rate impact of losses in jurisdictions that are not eligible for tax benefits due to valuation allowances.

The effective income tax rate for the three months ended March 31, 2023 differs from the U.S. federal statutory rate of 21.0 percent due to various factors, including operating in multiple state and foreign jurisdictions and tax credits for which the Company qualifies.

The Company had unrecognized tax benefits totaling $4.7 million as of March 31, 2023 and $4.5 million as of  December 31, 2022, respectively, that if recognized would result in a reduction of the Company’s effective tax rate. The liabilities are classified as other long-term liabilities in the accompanying consolidated balance sheets. The Company recognizes interest and penalties related to income tax matters in income tax expense and reports the liability in current or long-term income taxes payable as appropriate.

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

Revenue and income from operations by reportable segment for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Revenue:
United States	$97,746	$95,496
Europe	28,113	24,586
Japan	-	4,086
Total revenue	$125,859	$124,168

	Three Months Ended March 31,
(in thousands)	2023	2022
Income (Loss) from Operations:
United States	$20,481	$22,524
Europe	(2,483)	(1,679)
Corporate Unallocated and Japan	(14,249)	(12,955)
Total Income from Operations	$3,749	$7,890

Total long-lived assets at  March 31, 2023 and December 31, 2022 were as follows:

	March 31,	December 31,
(in thousands)	2023	2022
Total long-lived assets:
United States	$199,381	$203,816
Europe	54,101	53,835
Japan	134	134
Total Long-lived Assets	$253,616	$257,785

Revenue by product line for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Revenue:
Injection Molding	$51,948	$53,398
CNC Machining	48,104	46,098
3D Printing	21,325	19,672
Sheet Metal	4,248	4,687
Other Revenue	234	313
Total revenue	$125,859	$124,168

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022.

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

On May 27, 2022, our board of directors approved a plan for the closure of our manufacturing facility in Japan and announced an intention to cease operations in the region. Affected employees in Japan will receive severance and other transition assistance that meet or exceed local requirements. We expect to complete the closure plan within the year.

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

During the three months ended March 31, 2023, we served 23,287 unique product developers and engineers who purchased our products through our web-based customer interface, which is consistent with the same period in 2022.

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

We define gross profit as our revenue less our cost of revenue, and we define gross margin as gross profit expressed as a percentage of revenue. Our gross profit and gross margin are affected by many factors, including our mix of revenue by product line, pricing, sales volume, manufacturing costs, the costs associated with increasing production capacity, the mix between domestic and foreign revenue sources, the mix between revenue produced in our internal manufacturing operations and outsourced to our external manufacturing partners, the mix between premium expedited manufacturing and longer lead times, and foreign currency exchange rates.

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

Provision for Income Taxes

Provision for income taxes is comprised of federal, state, local and foreign taxes based on pre-tax income. Overall, our effective tax rate for 2023 and beyond may differ from historical effective tax rates due to increases in losses in foreign operations that are not eligible for tax benefits on account of valuation allowances, as well as any future tax law changes that may impact our effective tax rate.

Results of Operations

The following table summarizes our results of operations and the related changes for the periods indicated. The results below are not necessarily indicative of the results for future periods.

	Three Months Ended March 31,				Change
(dollars in thousands)	2023		2022			$%
Revenue	$125,859	100.0	$124,168	100.0	$1,691	1.4
Cost of revenue	72,083	57.3	68,364	55.1	3,719	5.4
Gross profit	53,776	42.7	55,804	44.9	(2,028)	(3.6)
Operating expenses:
Marketing and sales	22,451	17.8	20,586	16.6	1,865	9.1
Research and development	10,677	8.5	10,557	8.5	120	1.1
General and administrative	16,833	13.4	16,771	13.5	62	0.4
Closure of Japan business	66	0.1	-	-	66	100.0
Total operating expenses	50,027	39.7	47,914	38.6	2,113	4.4
Income from operations	3,749	3.0	7,890	6.3	(4,141)	(52.5)
Other income (loss), net	1,290	1.0	(300)	(0.2)	1,590	(530.0)
Income before income taxes	5,039	4.0	7,590	6.1	(2,551)	(33.6)
Provision for income taxes	2,380	1.9	2,495	2.0	(115)	(4.6)
Net income	$2,659	2.1%	$5,095	4.1%	$(2,436)	(47.8)%

Stock-based compensation expense included in the statements of operations data above for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Stock options, restricted stock and performance stock	$3,321	$4,006
Employee stock purchase plan	374	391
Total stock-based compensation expense	$3,695	$4,397

Cost of revenue	$466	$587
Operating expenses:
Marketing and sales	693	737
Research and development	572	629
General and administrative	1,964	2,444
Total stock-based compensation expense	$3,695	$4,397

Comparison of Three Months Ended March 31, 2023 and 2022

Revenue

Revenue by reportable segment and the related changes for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023		2022		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
United States	$97,746	77.7%	$95,496	76.9%	$2,250	2.4%
Europe	28,113	22.3	24,586	19.8	3,527	14.3
Japan	-	-	4,086	3.3	(4,086)	(100.0)
Total revenue	$125,859	100.0%	$124,168	100.0%	$1,691	1.4%

Our revenue increased $1.7 million, or 1.4%, for the three months ended March 31, 2023 compared to the same period in 2022. By reportable segment, revenue in the United States increased $2.3 million, or 2.4%, for the three months ended March 31, 2023 compared to the same period in 2022. Revenue in Europe increased $3.5 million, or 14.3%, and revenue in Japan decreased $4.1 million, or 100.0%, in each case for the three months ended March 31, 2023 compared to the same period in 2022. The decrease in Japan revenue was driven by our decision in the second quarter of 2022 to close our Japan operations. Our acquisition of Hubs provided revenue of $9.4 million and $4.8 million in the United States, and $7.8 million and $5.5 million in Europe, for each of the three months ended March 31, 2023 and 2022. International revenue was negatively impacted by $2.5 million during the three months ended March 31, 2023 compared to the same period in 2022 as a result of foreign currency movements, primarily the weakening of the British Pound and Euro relative to the United States Dollar.

During the three months ended March 31, 2023, we served 23,287 unique product developers and engineers, which is consistent with the same period in 2022. Our growth in product developers and engineers served increased at a lesser rate than our revenue growth, resulting in an increase in the average spend per product developer and engineer.

Revenue by product line and the related changes for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023		2022		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue
Injection Molding	$51,948	41.3%	$53,398	43.0%	$(1,450)	(2.7)%
CNC Machining	48,104	38.2	46,098	37.1	2,006	4.4
3D Printing	21,325	16.9	19,672	15.8	1,653	8.4
Sheet Metal	4,248	3.4	4,687	3.8	(439)	(9.4)
Other Revenue	234	0.2	313	0.3	(79)	(25.2)
Total revenue	$125,859	100.0%	$124,168	100.0%	$1,691	1.4%

By product line, our revenue increase was driven by a 4.4% increase in CNC Machining revenue and an 8.4% increase in 3D Printing revenue, which was partially offset by a 2.7% decrease in Injection Molding revenue, a 9.4% decrease in Sheet Metal revenue and a 25.2% decrease in Other Revenue, in each case for the three months ended March 31, 2023 compared to the same period in 2022.

Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $3.7 million, or 5.4%, for the three months ended March 31, 2023 compared to the same period in 2022, which was higher than the rate of revenue increase of 1.4% for the three months ended March 31, 2023 compared to the same period in 2022. Cost of revenue decreased $1.9 million in our digital manufacturing business, which was driven by decreases in overtime and contract labor expense and led to lower personnel and related costs of $2.1 million, and an increase in raw material and product costs of $0.2 million. Hubs provided a $5.6 million increase in cost of revenue due to higher revenue volume for the three months ended March 31, 2023 compared to the same period in 2022.

Gross Profit and Gross Margin. Gross profit decreased from $55.8 million in the three months ended March 31, 2022 to $53.8 million in the three months ended March 31, 2023. Gross margin decreased from 44.9% in the three months ended March 31, 2022 to 42.7% in the three months ended March 31, 2023.

Operating Expenses, Other Income (Loss), net and Provision for Income Taxes

Marketing and Sales. Marketing and sales expenses increased $1.9 million, or 9.1%, during the three months ended March 31, 2023 compared to the same period in 2022. The increase was driven by marketing program cost increases in our digital manufacturing business of $0.2 million and increases in Hubs' marketing and sales expenses of $1.7 million during the three months ended March 31, 2023 when compared to the same period in 2022.

Research and Development. Our research and development expenses increased $0.1 million, or 1.1%, during the three months ended March 31, 2023 compared to the same period in 2022 primarily due to increases of $0.7 million in Hubs' research and development expenses, which were partially offset by personnel and related cost decreases of $0.2 million and decreases in professional services and other operating costs of  $0.4 million in our digital manufacturing business.

General and Administrative. Our general and administrative expenses increased $0.1 million, or 0.4%, during the three months ended March 31, 2023 compared to the same period in 2022 primarily due to an increase of $0.3 million in personnel and related costs, an increase of professional services of $0.4 million, an increase in stock based compensation costs of $0.1 million, which were partially offset by a decrease of $0.5 million in administrative costs and decreases of $0.2 million in Hubs' general and administrative expenses.

Closure of Japan business. Our decision to close our Japan business resulted in $0.1 million in operating expenses during the three months ended March 31, 2023. We had no expenses related to the closure of our Japan business in the three months ended March 31, 2022.

Other income (loss), net. We recognized other income, net of $1.3 million for the three months ended March 31, 2023, an increase of $1.6 million compared to other loss, net of $0.3 million for the three months ended March 31, 2022. Other income, net for the three months ended March 31, 2023 primarily consisted of a $0.1 million gain on foreign currency and $1.2 million in interest income on investments and other income. Other income, net for the three months ended March 31, 2022 primarily consisted of a $0.3 million loss on foreign currency.

Provision for Income Taxes. Our effective tax rate of 47.2% for the three months ended March 31, 2023 increased 14.3% compared to 32.9% for the same period in 2022. The increase in the effective tax rate is primarily due to a decrease in tax benefits from the vesting of restricted stock, the cancellation of performance stock units and the exercise of stock options, as well as an increase in the rate impact of losses in jurisdictions that are not eligible for tax benefits due to valuation allowances. Our income tax provision of $2.4 million for the three months ended March 31, 2023 decreased $0.1 million compared to our income tax provision of $2.5 million for the three months ended March 31, 2022.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Net cash provided by operating activities	$22,578	$17,783
Net cash provided by (used in) investing activities	4,383	(25,835)
Net cash used in financing activities	(21,602)	(601)
Effect of exchange rates on cash and cash equivalents	134	(37)
Net increase (decrease) in cash and cash equivalents	$5,493	$(8,690)

Sources of Liquidity

Historically, we have primarily financed our operations and capital expenditures through cash flow from operations. We had cash and cash equivalents of $62.1 million as of March 31, 2023, an increase of $5.5 million from December 31, 2022. The increase in our cash was primarily due to cash provided by operating activities of $22.6 million and proceeds from call redemptions and maturities of marketable securities of $7.7 million, which were partially offset by $3.4 million for purchases of property, equipment and other capital assets, and $21.1 million in repurchases of common stock.

We believe that our existing cash and cash equivalents together with cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

Cash Flows from Operating Activities

Cash flows from operating activities were $22.6 million during the three months ended March 31, 2023 and primarily consisted of net income of $2.7 million, adjusted for certain non-cash items, including depreciation and amortization of $9.4 million, stock-based compensation expense of $3.7 million, interest on finance lease obligations of $0.3 million and changes in operating assets and liabilities and other items totaling $9.6 million, which were partially offset by deferred taxes of $3.1 million. Cash flows from operating activities were $17.8 million during the three months ended March 31, 2022 and primarily consisted of net income of $5.1 million, adjusted for certain non-cash items, including depreciation and amortization of $10.2 million and stock-based compensation expense of $4.4 million, which were partially offset by changes in operating assets and liabilities and other items totaling $1.9 million.

Cash flows from operating activities increased $4.8 million during the three months ended March 31, 2023 compared to the same period in 2022, primarily due to increases in interest on finance lease obligations of $0.3 million and changes in operating assets and liabilities totaling $8.4 million, which were partially offset by decreases in net income of $2.4 million, stock-based compensation of $0.7 million, and depreciation and amortization of $0.8 million.

Cash Flows from Investing Activities

Cash provided by investing activities was $4.4 million during the three months ended March 31, 2023, consisting of $7.7 million in proceeds from call redemptions and maturities of marketable securities, which were partially offset by $3.3 million for net purchases of property, equipment and other capital assets.

Cash used in investing activities was $25.8 million during the three months ended March 31, 2022, consisting of $22.7 million for net purchases of marketable securities and $3.1 million for the purchases of property, equipment and other capital assets.

Cash Flows from Financing Activities

Cash used in financing activities was $21.6 million during the three months ended March 31, 2023, consisting of $21.1 million in repurchases of common stock, $0.4 million in purchases of shares withheld for tax obligations associated with equity transactions, and $0.1 million for repayments of finance lease obligations.

Cash used in financing activities was $0.6 million during the three months ended March 31, 2022, consisting of $0.5 million in purchases of shares withheld for tax obligations associated with equity transactions, and $0.1 million for repayments of finance lease obligations.

Critical Accounting Estimates

We have adopted various accounting policies to prepare the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these financial statements requires us to make estimates, judgements and assumptions. Our significant accounting policies and estimates are disclosed in Note 2 to the Consolidated Financial Statements included Pat II, Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2022. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2023.

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

We have not used forward contracts or currency borrowings to hedge our exposure to foreign currency risk. Foreign currency risk can be assessed by estimating the change in results of operations or financial position resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would generally not have a material impact on our financial position, but could have a material impact on our results of operations. We recognized foreign currency gains of $0.1 million and foreign currency losses of $0.3 million during the three months ended March 31, 2023 and 2022, respectively.  The changes in foreign exchange rates had a negative impact on consolidated revenue of $2.5 million for the three months ended March 31, 2023 as compared to the same period in 2022.

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

Item 1A. Risk Factors

Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 includes a discussion of our risk factors. There have been no material changes from the risk factors described in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 9, 2017, our board of directors authorized the repurchase of shares of our common stock from time to time on the open market or in privately negotiated purchases, at an aggregate purchase price of up to $50 million. On May 16, 2019, we announced that our board of directors approved a $50 million increase in our authorized stock repurchase program and extended the term of the program through December 31, 2023, which increased the stock repurchase program to $100 million. On December 8, 2021, our board of directors approved another $50 million increase in our authorized stock repurchase program, which increased the total repurchases authorized to $150 million. On November 17, 2022, our board of directors approved a $50 million increase in our authorized stock repurchase program, which increased the total repurchases authorized to $200 million and extended the term of the program through December 31, 2024. On February 7, 2023 our board of directors approved a $50 million increase in our authorized stock repurchase program, which increased the stock repurchase authorized to $250 million. We have $111.2 million remaining under this authorization. The timing and amount of any share repurchases will be determined by our management based on market conditions and other factors.

During the three months ended March 31, 2023, we repurchased 672,500 shares of our common stock at a total purchase price of $21.1 million under this program.  Common stock repurchase activity through March 31, 2023 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)
January 1, 2023 through January 31, 2023	200,000	$27.58	200,000	$76,757
February 1, 2023 through February 28, 2023	292,500	$32.59	292,500	$117,224
March 1, 2023 through March 31, 2023	180,000	$33.60	180,000	$111,176
	672,500	$31.37	672,500	$111,176

Item 3. Defaults Upon Senior Securities

No matters to disclose.

Item 4. Mine Safety Disclosures

No matters to disclose.

Item 5. Other Information

No matters to disclose.

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit Number	Description of Exhibit
3.1	Third Amended and Restated Articles of Incorporation of Proto Labs, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A, filed on February 13, 2012).
3.2	Articles of Amendment to Third Amended and Restated Articles of Incorporation of Proto Labs, Inc. dated May 20, 2015 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K, filed with the Commission on May 21, 2015).
3.3	Third Amended and Restated By-Laws of Proto Labs, Inc., as amended through November 15, 2022 (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K, filed on November 15, 2022).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Proto Labs, Inc.

Date: May 5, 2023	/s/ Robert Bodor
Robert Bodor
President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2023	/s/ Daniel Schumacher
Daniel Schumacher
Chief Financial Officer (Principal Financial Officer)