Form 10-Q
period 2023-06-30
Proto Labs Inc
filed 2023-08-04
CIK 1443669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑Yes ☐No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,095,434 shares of Common Stock, par value $0.001 per share, were outstanding at August 1, 2023.

Proto Labs, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Proto Labs, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$66,493	$56,558
Short-term marketable securities	19,945	23,568
Accounts receivable, net of allowance for doubtful accounts of $2,209 and $1,706 as of June 30, 2023, and December 31, 2022, respectively	75,034	76,225
Inventory	14,311	13,578
Income taxes receivable	868	4,042
Prepaid expenses and other current assets	8,501	12,597
Total current assets	185,152	186,568
Property and equipment, net	248,614	257,785
Goodwill	273,991	273,991
Other intangible assets, net	28,353	31,250
Long-term marketable securities	16,344	26,419
Operating lease assets	3,084	3,844
Finance lease assets	16,934	17,532
Other long-term assets	4,738	4,779
Total assets	$777,210	$802,168

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$16,474	$17,356
Accrued compensation	12,486	12,743
Accrued liabilities and other	19,155	22,384
Current operating lease liabilities	1,209	1,561
Current finance lease liabilities	16,549	17,537
Income taxes payable	348	-
Total current liabilities	66,221	71,581
Long-term operating lease liabilities	1,833	2,255
Long-term finance lease liabilities	745	—
Long-term deferred tax liabilities	20,790	26,322
Other long-term liabilities	4,936	4,362
Total liabilities	94,525	104,520

Shareholders' equity
Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding 0 shares as of each of June 30, 2023, and December 31, 2022	-	-
Common stock, $0.001 par value, authorized 150,000,000 shares; issued and outstanding 26,095,434 and 26,888,425 shares as of June 30, 2023, and December 31, 2022, respectively	26	27
Additional paid-in capital	464,950	473,740
Retained earnings	246,930	258,236
Accumulated other comprehensive loss	(29,221)	(34,355)
Total shareholders' equity	682,685	697,648
Total liabilities and shareholders' equity	$777,210	$802,168

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Comprehensive Income
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Statements of Operations:
Revenue	$122,265	$126,902	$248,124	$251,070
Cost of revenue	69,142	69,480	141,225	137,844
Gross profit	53,123	57,422	106,899	113,226
Operating expenses
Marketing and sales	21,730	21,055	44,181	41,641
Research and development	9,865	9,450	20,542	20,007
General and administrative	15,822	16,522	32,655	33,293
Closure of Japan business	98	5,194	164	5,194
Total operating expenses	47,515	52,221	97,542	100,135
Income from operations	5,608	5,201	9,357	13,091
Other (loss) income, net	(3,368)	1	(2,078)	(299)
Income before income taxes	2,240	5,202	7,279	12,792
Provision for income taxes	2,623	2,645	5,003	5,140
Net (loss) income	$(383)	$2,557	$2,276	$7,652

Net (loss) income per share:
Basic	$(0.01)	$0.09	$0.09	$0.28
Diluted	$(0.01)	$0.09	$0.09	$0.28

Shares used to compute net (loss) income per share:
Basic	26,210,478	27,530,739	26,414,467	27,515,583
Diluted	26,210,478	27,536,823	26,445,427	27,524,019

Comprehensive Income (Loss) (net of tax)
Comprehensive income (loss)	$3,890	$(11,287)	$7,410	$(11,680)

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Shareholders' Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount

Balance at December 31, 2022	26,888,425	27	473,740	258,236	(34,355)	697,648
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	26,798	-	(401)	-	-	(401)
Stock-based compensation expense	-	-	3,695	-	-	3,695
Repurchases of common stock and other	(712,500)	(1)	(11,849)	(9,475)	-	(21,325)
Net income	-	-	-	2,659	-	2,659
Other comprehensive income
Foreign currency translation adjustment	-	-	-	-	527	527
Net unrealized gains (losses) on investments in securities	-	-	-	-	334	334
Comprehensive income						3,520
Balance at March 31, 2023	26,202,723	$26	$465,185	$251,420	$(33,494)	$683,137
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	169,229	-	962	-	-	962
Stock-based compensation expense	-	-	3,675	-	-	3,675
Repurchases of common stock and other	(276,518)	-	(4,872)	(4,107)	-	(8,979)
Net loss	-	-	-	(383)	-	(383)
Other comprehensive income
Foreign currency translation adjustment	-	-	-	-	4,254	4,254
Net unrealized gains (losses) on investments in securities	-	-	-	-	19	19
Comprehensive income						3,890
Balance at June 30, 2023	26,095,434	$26	$464,950	$246,930	$(29,221)	$682,685

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount

Balance at December 31, 2021	27,465,945	28	468,548	376,734	(16,817)	828,493
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	27,716	-	(462)	-	-	(462)
Stock-based compensation expense	-	-	4,397	-	-	4,397
Repurchases of common stock	-	-	-	-	-	-
Net income	-	-	-	5,095	-	5,095
Other comprehensive loss
Foreign currency translation adjustment	-	-	-	-	(4,972)	(4,972)
Net unrealized gains (losses) on investments in securities	-	-	-	-	(516)	(516)
Comprehensive loss						(393)
Balance at March 31, 2022	27,493,661	$28	$472,483	$381,829	$(22,305)	$832,035
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	122,705	-	1,158	-	-	1,158
Stock-based compensation expense	-	-	4,031	-	-	4,031
Repurchases of common stock	(113,266)	-	(1,932)	(3,307)	-	(5,239)
Net income	-		-	2,557	-	2,557
Other comprehensive loss
Foreign currency translation adjustment	-	-	-	-	(13,515)	(13,515)
Net unrealized gains (losses) on investments in securities	-	-	-	-	(329)	(329)
Comprehensive loss						(11,287)
Balance at June 30, 2022	27,503,100	$28	$475,740	$381,079	$(36,149)	$820,698
The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022

Operating activities
Net income	$2,276	$7,652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,883	20,274
Stock-based compensation expense	7,370	8,428
Deferred taxes	(5,605)	(5,653)
Interest on finance lease obligations	568	-
Loss on foreign currency translation	3,906	-
Impairments related to closure of Japan business	-	1,792
Gain on disposal of property and equipment	(428)	-
Other	215	32
Changes in operating assets and liabilities:
Accounts receivable	1,106	(5,748)
Inventories	(551)	(1,783)
Prepaid expenses and other	4,193	(298)
Income taxes	3,524	(1,250)
Accounts payable	(961)	(521)
Accrued liabilities and other	(2,629)	8,115
Net cash provided by operating activities	31,867	31,040

Investing activities
Purchases of property, equipment and other capital assets	(6,829)	(6,030)
Proceeds from sales of property, equipment and other capital assets	623	-
Purchases of marketable securities	-	(38,882)
Proceeds from sales of marketable securities	-	1,000
Proceeds from call redemptions and maturities of marketable securities	14,020	7,396
Net cash provided by (used in) investing activities	7,814	(36,516)

Financing activities
Proceeds from exercises of stock options	1,986	2,311
Purchases of shares withheld for tax obligations	(1,425)	(1,615)
Repurchases of common stock	(30,064)	(5,239)
Principal repayments of finance lease obligations	(163)	(278)
Net cash used in financing activities	(29,666)	(4,821)
Effect of exchange rate changes on cash and cash equivalents	(80)	(966)
Net increase (decrease) in cash and cash equivalents	9,935	(11,263)
Cash and cash equivalents, beginning of period	56,558	65,929
Cash and cash equivalents, end of period	$66,493	$54,666

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
Note 3 – Net (Loss) Income per Common Share
Basic net (loss) income per share is computed based on the weighted-average number of common shares outstanding. Diluted net (loss) income per share is computed based on the weighted-average number of common shares outstanding, increased by the number of additional shares that would have been outstanding had potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares. Potentially dilutive shares of common stock include stock options and other stock-based awards granted under stock-based compensation plans and shares committed to be purchased under the employee stock purchase plan. Performance stock units are excluded from the calculation of dilutive potential common shares until the performance conditions have been satisfied. Anti-dilutive options were excluded from the calculation of diluted weighted average shares outstanding and were 380,848 and 220,776 for the three months ended June 30, 2023 and 2022, respectively, and 407,119 and 208,840 for the six months ended June 30, 2023 and 2022, respectively.

The table below sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Net (loss) income	$(383)	$2,557	$2,276	$7,652

Basic - weighted-average shares outstanding:	26,210,478	27,530,739	26,414,467	27,515,583
Effect of dilutive securities:
Employee stock options and other[1]	—	6,084	30,960	8,436
Diluted - weighted-average shares outstanding:	26,210,478	27,536,823	26,445,427	27,524,019
Net (loss) income per share:
Basic	$(0.01)	$0.09	$0.09	$0.28
Diluted	$(0.01)	$0.09	$0.09	$0.28

[1] For the three months ended June 30, 2023, 14,084 of dilutive securities for employee stock options and other were not included in the diluted weighted average shares outstanding due to the net loss for the three months ended June 30, 2023.

Note 4 – Goodwill and Other Intangible Assets
There were no changes in the carrying amount of goodwill during the three and six months ended June 30, 2023.
Intangible assets other than goodwill at June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023			December 31, 2022			Useful Life (in years)	Weighted Average Useful Life Remaining (in years)
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Marketing assets	$930	$(852)	$78	$930	$(806)	$124	10.0	0.8
Non-compete agreement	832	(545)	287	828	(487)	341	2.0 - 5.0	1.8
Software technology	13,229	(7,068)	6,161	13,229	(6,383)	6,846	10.0	4.5
Software platform	26,247	(5,510)	20,737	26,054	(4,337)	21,717	12.0	9.6
Tradenames	352	(286)	66	350	(227)	123	3.0	0.6
Customer relationships	12,213	(11,189)	1,024	12,197	(10,098)	2,099	3.0 - 9.0	0.4
Total intangible assets	$53,803	$(25,450)	$28,353	$53,588	$(22,338)	$31,250

Intangible assets allocated to the acquired Hubs entities consisted of intangible assets of €11.6 million in Europe and $16.6 million in the United States as of the date of the acquisition. The Euro denominated intangible assets are translated at the end of each period using the current exchange rates resulting in a foreign currency translation adjustment that is recorded as a component of Other Comprehensive Income. Foreign currency losses related to intangible assets were $1.5 million and $1.7 million as of June 30, 2023 and December 31, 2022, respectively. Amortization expense for intangible assets was $1.5 million for each of the three months ended June 30, 2023 and 2022 and $3.1 million for each of the six months ended June 30, 2023 and 2022, respectively.

Estimated aggregated amortization expense based on the current carrying value of the amortizable intangible assets and current exchange rates is as follows:

(in thousands)	Estimated Amortization Expense
Remaining 2023	$2,894
2024	3,741
2025	3,644
2026	3,542
2027	3,533
Thereafter	10,999
Total estimated amortization expense	$28,353

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
The following table summarizes financial assets as of June 30, 2023 and December 31, 2022 measured at fair value on a recurring basis:

	June 30, 2023			December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial Assets:
Cash	$56,768	$-	$-	$38,862	$-	$-
Money market mutual fund	9,725	-	-	17,696	-	-
Marketable securities	5,457	30,832	-	9,881	40,106	-
Total	$71,950	$30,832	$-	$66,439	$40,106	$-

Note 6 – Marketable Securities
The Company invests in short-term and long-term agency, municipal, corporate and other debt securities. The securities are categorized as available-for-sale and are recorded at fair value. The following table summarizes information regarding the Company’s short-term and long-term marketable securities as of June 30, 2023 and December 31, 2022:

	June 30, 2023
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. municipal securities	$12,229	$-	$(293)	$11,936
Corporate debt securities	4,050	-	(93)	3,957
U.S. government agency securities	20,787	-	(637)	20,150
Certificates of deposit/time deposits	249	-	(3)	246
Total marketable securities	$37,315	$-	$(1,026)	$36,289

	December 31, 2022
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. municipal securities	$15,574	$-	$(417)	$15,157
Corporate debt securities	9,578	-	(205)	9,373
U.S. government agency securities	25,275	-	(750)	24,525
Certificates of deposit/time deposits	939	-	(7)	932
Total marketable securities	$51,366	$-	$(1,379)	$49,987

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
The June 30, 2023 balance of available-for-sale debt securities by contractual maturity is shown in the following table at fair value. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in thousands)	June 30, 2023
Due in one year or less	$19,945
Due after one year through five years	16,344
Total marketable securities	$36,289

Note 7 – Inventory
Inventory consists primarily of raw materials, which are recorded at the lower of cost and net realizable value using the standard cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.

The Company’s inventory consisted of the following as of the dates indicated:

(in thousands)	June 30, 2023	December 31, 2022
Total inventory	$14,855	$13,965
Allowance for obsolescence	(544)	(387)
Inventory, net of allowance	$14,311	$13,578

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
Stock-Based Compensation Expense
Stock-based compensation expense was $3.7 million and $4.0 million for the three months ended June 30, 2023 and 2022, respectively, and $7.4 million and $8.4 million for the six months ended June 30, 2023 and 2022.

Stock Options
The following table summarizes stock option activity during the six months ended June 30, 2023:

	Stock Options	Weighted- Average Exercise Price
Options outstanding at December 31, 2022	263,992	$79.07
Granted	186,804	33.36
Exercised	-	-
Forfeited	(35,702)	63.70
Expired	(15,848)	55.67
Options outstanding at June 30, 2023	399,246	$59.99

Exercisable at June 30, 2023	125,050	$90.81

The outstanding options generally have a term of ten years. For employees, options granted become exercisable ratably over the vesting period, which is generally a period of four years, beginning on the first anniversary of the grant date, subject to the employee’s continuing service to the Company.
The weighted-average grant date fair value of options that were granted during the six months ended June 30, 2023 was $16.36.
The following table provides the assumptions used in the Black-Scholes pricing model valuation of options during the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Risk-free interest rate	3.90% - 4.55%	1.94%
Expected life (years)	2.00 - 6.25	6.25
Expected volatility	49.23% - 55.92%	45.95%
Expected dividend yield	0%	0%

As of June 30, 2023, there was $5.3 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.8 years.
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

The following table summarizes restricted stock activity during the six months ended June 30, 2023:

	Restricted Stock	Weighted- Average Grant Date Fair Value Per Share
Restricted stock at December 31, 2022	478,596	$70.36
Granted	406,150	32.50
Restrictions lapsed	(135,687)	80.02
Forfeited	(65,821)	70.09
Restricted stock at June 30, 2023	683,238	$45.88

As of June 30, 2023, there was $25.3 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 2.9 years.
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
The following table summarizes performance stock activity during the six months ended June 30, 2023:

	Performance Stock	Weighted- Average Grant Date Fair Value Per Share
Performance stock at December 31, 2022	35,802	$77.91
Granted	71,295	57.79
Restrictions lapsed	-	-
Performance change	-	-
Forfeited	-	-
Performance stock at June 30, 2023	107,097	$74.08

The following table provides the assumptions used in the Monte Carlo pricing model valuation of PSUs during the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Risk-free interest rate	4.35%	1.76%
Expected life (years)	2.88	2.87
Expected volatility	58.00%	53.50%
Expected dividend yield	0%	0%

As of June 30, 2023, there was $5.5 million of unrecognized compensation expense related to non-vested performance stock, which is expected to be recognized over a weighted-average period of 2.3 years.
Employee Stock Purchase Plan
The following table presents the assumptions used to estimate the fair value of the ESPP during the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Risk-free interest rate	4.60 - 4.82%	0.17 - 2.06%
Expected life (months)	6.00	6.00
Expected volatility	47.38 - 67.84%	47.05 - 53.44%
Expected dividend yield	0%	0%

Note 9 – Accumulated Other Comprehensive Income (Loss)
Other comprehensive income (loss) is comprised of foreign currency translation adjustments and net unrealized gains (losses) on investments in securities. During the three and six months ended June 30, 2023 we recognized a $3.9 million foreign currency translation loss from the substantial completion on the closure of our Japan business.
The following table presents the changes in accumulated other comprehensive income (loss) balances during the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022

Balance at beginning of period	$(33,494)	$(22,305)	$(34,355)	$(16,817)
Foreign currency translation adjustments
Other comprehensive income (loss) before reclassifications	348	(13,515)	875	(18,487)
Amounts reclassified from accumulated other comprehensive loss	3,906	-	3,906	-
Net current-period other comprehensive income (loss)	4,254	(13,515)	4,781	(18,487)
Net unrealized gains (losses) on investments in securities
Other comprehensive income (loss) before reclassifications	19	(329)	353	(845)
Amounts reclassified from accumulated other comprehensive loss	-	-	-	-
Net current-period other comprehensive income (loss)	19	(329)	353	(845)
Balance at end of period	$(29,221)	$(36,149)	$(29,221)	$(36,149)

Note 10 – Income Taxes
The Company is subject to income tax in multiple jurisdictions and the use of estimates is required to determine the provision for income taxes. For the three months ended June 30, 2023 and 2022, the Company recorded an income tax provision of $2.6 million and $2.6 million, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded an income tax provision of $5.0 million and $5.1 million, respectively. The income tax provision is based on the estimated annual effective tax rate for the year applied to pre-tax income. The effective income tax rate for the three months ended June 30, 2023 was 117.1 percent compared to 50.8 percent in the same period of the prior year. The effective tax rate increased by 66.3 percent for the three months ended June 30, 2023 when compared to the same period in 2022, primarily due to the tax impact of the foreign currency translation loss from the substantial completion on the closure of our Japan business. The effective income tax rate for the six months ended June 30, 2023 was 68.7 percent compared to 40.2 percent in the same period of the prior year. The effective tax rate increased by 28.5 percent for the six months ended June 30, 2023 when compared to the same period in 2022, primarily due to the tax impact of the foreign currency translation loss from the substantial completion on the closure of our Japan business.
The effective income tax rate for the three and six months ended June 30, 2023 differs from the U.S. federal statutory rate of 21.0 percent due to various factors, including operating in multiple state and foreign jurisdictions and tax credits for which the Company qualifies.
The Company had unrecognized tax benefits totaling $3.6 million as of June 30, 2023 and $3.2 million as of December 31, 2022, respectively, that if recognized would result in a reduction of the Company’s effective tax rate. The liabilities are classified as other long-term liabilities in the accompanying consolidated balance sheets. The Company recognizes interest and penalties related to income tax matters in income tax expense and reports the liability in current or long-term income taxes payable as appropriate.
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
Revenue and income from operations by reportable segment for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Revenue:
United States	$96,321	$100,655	$194,067	$196,151
Europe	25,944	23,391	54,057	47,977
Japan	-	2,856	-	6,942
Total revenue	$122,265	$126,902	$248,124	$251,070

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Income (Loss) from Operations:
United States	$22,053	$26,168	$42,534	$48,691
Europe	(3,380)	(2,249)	(5,863)	(3,928)
Corporate Unallocated and Japan	(13,065)	(18,718)	(27,314)	(31,672)
Total Income from Operations	$5,608	$5,201	$9,357	$13,091

Total long-lived assets at June 30, 2023 and December 31, 2022 were as follows:

(in thousands)	June 30, 2023	December 31, 2022
Total long-lived assets:
United States	$194,656	$203,816
Europe	53,958	53,835
Japan	-	134
Total Long-lived Assets	$248,614	$257,785

Revenue by product line for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Revenue:
Injection Molding	$48,819	$53,355	$100,767	$106,753
CNC Machining	48,297	48,222	96,401	94,320
3D Printing	21,005	19,963	42,330	39,635
Sheet Metal	3,939	5,160	8,187	9,847
Other Revenue	205	202	439	515
Total Revenue	$122,265	$126,902	$248,124	$251,070

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
Key Financial Measures and Trends
Revenue
Our operations are comprised of three geographic operating segments in the United States, Europe and Japan. On May 27, 2022, our board of directors approved a plan for the closure of our manufacturing facility in Japan and announced an intention to cease operations in the region. Revenue is derived from our Injection Molding, CNC Machining, 3D Printing and Sheet Metal product lines. Injection Molding revenue consists of sales of custom injection molds and injection-molded parts. CNC Machining revenue consists of sales of CNC-machined custom parts. 3D Printing revenue consists of sales of 3D-printed parts. Sheet Metal revenue consists of sales of fabricated sheet metal custom parts. Our historical and current efforts to increase revenue have been directed at gaining new customers and selling to our existing customer base by increasing marketing and selling activities, including:
•expanding the breadth and scope of our products by adding more sizes and materials to our offerings;
•the introduction of our 3D Printing product line through our acquisition of FineLine in 2014;
•expanding 3D Printing to Europe through our acquisition of Alphaform in 2015;
•the introduction of our Sheet Metal product line through our acquisition of Rapid Manufacturing Group, LLC in 2017;
•continuously improving the usability of our product lines such as our web-centric applications; and
•providing customers with on-demand access to a global network of premium manufacturing partners through our acquisition of Hubs in 2021.
During the three months ended June 30, 2023, we served 23,377 unique product developers and engineers who purchased our products through our web-based customer interface, a decrease of 2.8% over the same period in 2022. During the six months ended June 30, 2023, we served 35,743 unique product developers and engineers who purchased our products through our web-based customer interface, a decrease of 3.1% over the same period in 2022.

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

	Three Months Ended June 30,				Change		Six Months Ended June 30,				Change
(dollars in thousands)	2023		2022		$	%	2023		2022		$	%
Revenue	$122,265	100.0	$126,902	100.0	$(4,637)	(3.7)	$248,124	100.0	$251,070	100.0	$(2,946)	(1.2)
Cost of revenue	69,142	56.6	69,480	54.8	(338)	(0.5)	141,225	56.9	137,844	54.9	3,381	2.5
Gross profit	53,123	43.4	57,422	45.2	(4,299)	(7.5)	106,899	43.1	113,226	45.1	(6,327)	(5.6)
Operating expenses
Marketing and sales	21,730	17.8	21,055	16.6	675	3.2	44,181	17.8	41,641	16.6	2,540	6.1
Research and development	9,865	8.1	9,450	7.4	415	4.4	20,542	8.3	20,007	8.0	535	2.7
General and administrative	15,822	12.9	16,522	13.0	(700)	(4.2)	32,655	13.2	33,293	13.3	(638)	(1.9)
Closure of Japan business	98	0.1	5,194	4.1	(5,096)	(98.1)	164	0.1	5,194	2.1	(5,030)	(96.8)
Total operating expenses	47,515	38.9	52,221	41.2	(4,706)	(9.0)	97,542	39.3	100,135	39.9	(2,593)	(2.6)
Income from operations	5,608	4.6	5,201	4.1	407	7.8	9,357	3.8	13,091	5.2	(3,734)	(28.5)
Other (loss) income, net	(3,368)	(2.8)	1	—	(3,369)	(336,900.0)	(2,078)	(0.8)	(299)	(0.1)	(1,779)	595.0
Income before income taxes	2,240	1.8	5,202	4.1	(2,962)	(56.9)	7,279	2.9	12,792	5.1	(5,513)	(43.1)
Provision for income taxes	2,623	2.1	2,645	2.1	(22)	(0.8)	5,003	2.0	5,140	2.0	(137)	(2.7)
Net (loss) income	$(383)	(0.3%)	$2,557	2.0%	$(2,940)	(115.0)%	$2,276	0.9%	$7,652	3.0%	$(5,376)	(70.3)%

Stock-based compensation expense included in the statements of operations data above for the three and six months June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Stock options, restricted stock and performance stock	$3,267	$3,668	$6,588	$7,674
Employee stock purchase plan	408	363	782	754
Total stock-based compensation expense	$3,675	$4,031	$7,370	$8,428

Cost of revenue	$461	$528	$926	$1,115
Operating expenses:
Marketing and sales	855	813	1,548	1,550
Research and development	641	471	1,213	1,100
General and administrative	1,718	2,219	3,683	4,663
Total stock-based compensation expense	$3,675	$4,031	$7,370	$8,428

Comparison of Three Months Ended June 30, 2023 and 2022
Revenue
Revenue by reportable segment and the related changes for the three months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,
	2023		2022		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue:
United States	$96,321	78.8%	$100,655	79.3%	$(4,334)	(4.3)%
Europe	25,944	21.2%	23,391	18.4%	2,553	10.9
Japan	-	—%	2,856	2.3%	(2,856)	(100.0)
Total revenue	$122,265	100.0%	$126,902	100.0%	$(4,637)	(3.7%)

Our revenue decreased $4.6 million, or 3.7%, for the three months ended June 30, 2023 compared to the same period in 2022. By reportable segment, revenue in the United States decreased $4.3 million, or 4.3%, for the three months ended June 30, 2023 compared to the same period in 2022. Revenue in Europe increased $2.6 million, or 10.9%, and revenue in Japan decreased $2.9 million, or 100.0% in each case for the three months ended June 30, 2023 compared to the same period in 2022. The decrease in Japan revenue was driven by our decision in the second quarter of 2022 to close our Japan operations. Revenue generated from our digital network powered by Hubs was $20.2 million and $11.3 million for the three months ended June 30, 2023 and 2022, respectively. International revenue was negatively impacted by $0.5 million during three months ended June 30, 2023 compared to the same period in 2022 as a result of foreign currency movements, primarily the weakening of the British Pound and Euro relative to the United States Dollar.
During the three months ended June 30, 2023, we served 23,377 unique product developers and engineers, which is a decrease of 2.8% from the same period in 2022. Our decline in product developers and engineers served decreased at a lesser rate than our revenue decline, resulting in an increase in the average spend per product developer and engineer.
Revenue by product line and the related changes for the three months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,
	2023		2022		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue:
Injection Molding	$48,819	39.9%	$53,355	42.0%	$(4,536)	(8.5)%
CNC Machining	48,297	39.5	48,222	38.0	75	0.2
3D Printing	21,005	17.2	19,963	15.7	1,042	5.2
Sheet Metal	3,939	3.2	5,160	4.1	(1,221)	(23.7)
Other Revenue	205	0.2	202	0.2	3	1.5
Total Revenue	$122,265	100.0%	$126,902	100.0%	$(4,637)	(3.7)%

By product line, our revenue decrease was driven by a 8.5% decrease in Injection Molding revenue and a 23.7% decrease in Sheet Metal revenue, which was partially offset by a 0.2% increase in CNC Machining revenue, a 5.2% increase in 3D Printing revenue and a 1.5% increase in Other Revenue, in each case for the three months ended June 30, 2023 compared to the same period in 2022.

Cost of Revenue, Gross Profit and Gross Margin
Cost of Revenue. Cost of revenue decreased $0.3 million, or 0.5%, for the three months ended June 30, 2023 compared to the same period in 2022, which was less than the rate of revenue decrease of 3.7% for the three months ended June 30, 2023 compared to the same period in 2022. The decrease in the cost of revenue of $0.3 million was primarily driven by reduced headcount and decreases in overtime and contract labor expense and led to lower personnel and related costs of $3.8 million, which were partly offset by increases in raw material and product costs of $3.5 million primarily driven by higher revenue volumes in our digital network offering during the three months ended June 30, 2023 compared to the same period in 2022.
Gross Profit and Gross Margin. Gross profit decreased from $57.4 million in the three months ended June 30, 2022 to $53.1 million in the three months ended June 30, 2023. Gross margin decreased from 45.2% in the three months ended June 30, 2022 to 43.4% in the three months ended June 30, 2023.
Operating Expenses, Other (Loss) Income, net and Provision for Income Taxes
Marketing and Sales. Marketing and sales expenses increased $0.7 million, or 3.2%, during the three months ended June 30, 2023 compared to the same period in 2022. The increase in marketing and sales expenses was primarily driven by increases in personnel and related costs of $0.5 million and marketing program cost increases of $0.2 million during the three months ended June 30, 2023 when compared to the same period in 2022.
Research and Development. Our research and development expenses increased $0.4 million, or 4.4%, during the three months ended June 30, 2023 compared to the same period in 2022 primarily due to increases of $0.5 million in personnel and related costs, which were partially offset by decreases of $0.1 million in professional services.
General and Administrative. Our general and administrative expenses decreased $0.7 million, or 4.2%, during the three months ended June 30, 2023 compared to the same period in 2022 primarily due to decreases of $0.3 million stock based compensation costs and personnel and related costs of $0.5 million, which were partially offset by an increase of $0.1 million in professional services and operating costs.
Closure of Japan business. Our decision to close our Japan business resulted in $0.1 million in operating expenses during the three months ended June 30, 2023, a decrease of $5.1 million or 98.1% compared to the same period in 2022. During the three months ended June 30, 2022, we recognized $2.2 million of employee severance, $1.2 million related to the write-down of fixed assets, $0.9 million of facility-related charges, $0.6 million in goodwill impairment and $0.3 million in other closure related charges.
Other (loss) income, net. We recognized other loss, net of $3.4 million for the three months ended June 30, 2023, a decrease of $3.4 million compared to other income, net of zero for the three months ended June 30, 2022. Other income, net for the three months ended June 30, 2023 primarily consisted of a $3.9 million foreign currency translation loss from the substantial completion on the closure of our Japan business, partly offset by $0.5 million in interest income on investments and other income. Other income, net for the three months ended June 30, 2022 primarily consisted of a $0.3 million loss on foreign currency, which was offset by interest income on investments and other income.
Provision for Income Taxes. Our effective tax rate of 117.1% for the three months ended June 30, 2023 increased 66.3% compared to 50.8% for the same period in 2022. The increase in the effective tax rate is primarily due to the foreign currency translation loss from the substantial completion on the closure of our Japan business, which is not deductible for tax purposes. Our income tax provision of $2.6 million for the three months ended June 30, 2023 was consistent as compared to the same period in 2022.

Comparison of Six Months Ended June 30, 2023 and 2022
Revenue
Revenue by reportable segment and the related changes for the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended June 30,
	2023		2022		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue:
United States	$194,067	78.2%	$196,151	78.1%	$(2,084)	(1.1)%
Europe	54,057	21.8%	47,977	19.1%	6,080	12.7
Japan	-	—%	6,942	2.8%	(6,942)	(100.0)
Total revenue	$248,124	100.0%	$251,070	100.0%	$(2,946)	(1.2%)

Our revenue decreased $2.9 million, or 1.2%, for the six months ended June 30, 2023 compared to the same period in 2022. By reportable segment, revenue in the United States decreased $2.1 million, or 1.1%, for the six months ended June 30, 2023 compared to the same period in 2022. Revenue in Europe increased $6.1 million, or 12.7%, and revenue in Japan decreased $6.9 million, or 100.0% in each case for the six months ended June 30, 2023 compared to the same period in 2022. The decrease in Japan revenue was driven by our decision in the second quarter of 2022 to close our Japan operations. Revenue generated from our digital network powered by Hubs was $37.5 million and $21.6 million for the six months ended June 30, 2023 and 2022, respectively. International revenue was negatively impacted by $3.0 million during six months ended June 30, 2023 compared to the same period in 2022 as a result of foreign currency movements, primarily the weakening of the British Pound and Euro relative to the United States Dollar.
During the six months ended June 30, 2023, we served 35,743 unique product developers and engineers, a decrease of 3.1% from the same period in 2022. Our decrease in product developers and engineers served decreased at a higher rate than our revenue decline, resulting in a decrease in the average spend per product developer and engineer.
Revenue by product line and the related changes for the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended June 30,
	2023		2022		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue:
Injection Molding	$100,767	40.6%	$106,753	42.5%	$(5,986)	(5.6)%
CNC Machining	96,401	38.9	94,320	37.6	2,081	2.2
3D Printing	42,330	17.1	39,635	15.8	2,695	6.8
Sheet Metal	8,187	3.3	9,847	3.9	(1,660)	(16.9)
Other Revenue	439	0.1	515	0.2	(76)	(14.8)
Total Revenue	$248,124	100.0%	$251,070	100.0%	$(2,946)	(1.2)%

By product line, our revenue decrease was driven by a 5.6% decrease in Injection Molding revenue, a 16.9% decrease in Sheet Metal revenue and a 14.8% decrease in Other Revenue, which was partially offset by a 2.2% increase in CNC Machining revenue and a 6.8% increase in 3D Printing revenue in each case for the six months ended June 30, 2023 compared to the same period in 2022.

Cost of Revenue, Gross Profit and Gross Margin
Cost of Revenue. Cost of revenue increased $3.4 million, or 2.5%, for the six months ended June 30, 2023 compared to the same period in 2022, which was higher than the rate of revenue decrease of 1.2% for the six months ended June 30, 2023 compared to the same period in 2022. The increase in cost of revenue of $3.4 million was primarily driven by increases in raw material and product costs of $9.0 million primarily driven by higher revenue volumes in our digital network offering, partly offset by reduced headcount and decreases in overtime and contract labor expense and led to lower personnel and related costs of $5.6 million during the six months ended June 30, 2023 compared to the same period in 2022.
Gross Profit and Gross Margin. Gross profit decreased from $113.2 million in the six months ended June 30, 2022 to $106.9 million in the six months ended June 30, 2023. Gross margin decreased from 45.1% in the six months ended June 30, 2022 to 43.1% in the six months ended June 30, 2023.
Operating Expenses, Other Income (Loss), net and Provision for Income Taxes
Marketing and Sales. Marketing and sales expenses increased $2.5 million, or 6.1%, during the six months ended June 30, 2023 compared to the same period in 2022. The increase was driven by increases in personnel and related costs of $2.0 million and marketing program cost increases of $0.5 million during the six months ended June 30, 2023 when compared to the same period in 2022.
Research and Development. Our research and development expenses increased $0.5 million, or 2.7%, during the six months ended June 30, 2023 compared to the same period in 2022 primarily due to personnel and related cost increases of $1.1 million, which were partially offset by decreases in professional services and other operating costs of $0.6 million.
General and Administrative. Our general and administrative expenses decreased $0.6 million, or 1.9%, during the six months ended June 30, 2023 compared to the same period in 2022 primarily due to decreases in stock based compensation costs of $0.5 million and personnel and related costs of $0.1 million.
Closure of Japan business. Our decision to close our Japan business resulted in $0.2 million in operating expenses during the six months ended June 30, 2023, a decrease of $5.0 million or 96.8% compared to the same period in 2022. During the six months ended June 30, 2022, we recognized $2.2 million of employee severance, $1.2 million related to the write-down of fixed assets, $0.9 million of facility-related charges, $0.6 million in goodwill impairment and $0.3 million in other closure related charges.
Other loss, net. We recognized other loss, net of $2.1 million for the six months ended June 30, 2023, a increase of $1.8 million compared to other loss, net of $0.3 million for the six months ended June 30, 2022. Other loss, net for the six months ended June 30, 2023 primarily consisted of a $3.9 million foreign currency translation loss from the substantial completion on the closure of our Japan business, which was partially offset by $1.8 million in interest income on investments and other income. Other income, net for the six months ended June 30, 2022 primarily consisted of a $0.4 million loss on foreign currency, which was offset by $0.1 million in interest income on investments and other income.
Provision for Income Taxes. Our effective tax rate of 68.7% for the six months ended June 30, 2023 increased 28.5% compared to 40.2% for the same period in 2022. The increase in the effective tax rate is primarily due to the foreign currency translation loss from the substantial completion on the closure of our Japan business, which is not deductible for tax purposes. Our income tax provision of $5.0 million for the six months ended June 30, 2023 decreased $0.1 million compared to our income tax provision of $5.1 million for the six months ended June 30, 2022.

Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows during the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(dollars in thousands)	2023	2022
Net cash provided by operating activities	$31,867	$31,040
Net cash provided by (used in) investing activities	7,814	(36,516)
Net cash used in financing activities	(29,666)	(4,821)
Effect of exchange rate changes on cash and cash equivalents	(80)	(966)
Net increase (decrease) in cash and cash equivalents	$9,935	$(11,263)

Sources of Liquidity
Historically, we have primarily financed our operations and capital expenditures through cash flow from operations. We had cash and cash equivalents of $66.5 million as of June 30, 2023, an increase of $9.9 million from December 31, 2022. The increase in our cash was primarily due to cash provided by operating activities of $31.9 million and proceeds from call redemptions and maturities of marketable securities of $14.0 million, which were partially offset by $6.8 million for purchases of property, equipment and other capital assets, and $30.1 million in repurchases of common stock.
We believe that our existing cash and cash equivalents together with cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
Cash Flows from Operating Activities
Cash flows from operating activities were $31.9 million during the six months ended June 30, 2023 and primarily consisted of net income of $2.3 million, adjusted for certain non-cash items, including depreciation and amortization of $18.9 million, stock-based compensation expense of $7.4 million, interest on finance lease obligations of $0.6 million and changes in operating assets and liabilities and other items totaling $4.7 million, which were partially offset by deferred taxes of $5.6 million. Cash flows from operating activities were $31.0 million during the six months ended June 30, 2022 and primarily consisted of net income of $7.7 million, adjusted for certain non-cash items, including depreciation and amortization of $20.3 million and stock-based compensation expense of $8.4 million, and impairments related to the closure of our Japan business of $1.8 million, which were partially offset by deferred taxes of $5.7 million and changes in operating assets and liabilities and other items totaling $1.5 million.
Cash flows from operating activities increased $0.8 million during the six months ended June 30, 2023 compared to the same period in 2022, primarily due to increases in interest on finance lease obligations of $0.6 million, foreign currency translation losses of $3.9 million and changes in operating assets and liabilities totaling $6.1 million, which were partially offset by decreases in net income of $5.4 million, stock-based compensation of $1.1 million, impairments related to the closure of Japan business of $1.8 million and depreciation and amortization of $1.4 million.
Cash Flows from Investing Activities
Cash provided by investing activities was $7.8 million during the six months ended June 30, 2023, consisting of $14.0 million in proceeds from call redemptions and maturities of marketable securities, which were partially offset by $6.2 million for net purchases of property, equipment and other capital assets.
Cash used in investing activities was $36.5 million during the six months ended June 30, 2022, consisting of $30.5 million for net purchases of marketable securities and $6.0 million for the purchases of property, equipment and other capital assets.
Cash Flows from Financing Activities
Cash used in financing activities was $29.7 million during the six months ended June 30, 2023, consisting of $30.1 million in repurchases of common stock, $1.4 million in purchases of shares withheld for tax obligations associated with equity transactions, and $0.2 million for repayments of finance lease obligations, which were partially offset by $2.0 million in proceeds from exercises of stock option.
Cash used in financing activities was $4.8 million during the six months ended June 30, 2022, consisting of $5.2 million in repurchases of common stock, $1.6 million in purchases of shares withheld for tax obligations associated with equity transactions, which were partially offset by $2.3 million in proceeds from exercises of stock options.
Critical Accounting Estimates
We have adopted various accounting policies to prepare the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these financial statements requires us to make estimates, judgements and assumptions. Our significant accounting policies and estimates are disclosed in Note 2 to the Consolidated Financial Statements included Pat II, Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2022. There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2023.
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
We have not used forward contracts or currency borrowings to hedge our exposure to foreign currency risk. Foreign currency risk can be assessed by estimating the change in results of operations or financial position resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would generally not have a material impact on our financial position, but could have a material impact on our results of operations. During the three and six months ended June 30, 2023, we recognized a foreign currency translation loss of $3.9 million in connection with substantially completing our closure of our Japan business. We recognized foreign currency losses of $0.1 million and $0.3 million during the three months ended June 30, 2023 and 2022, respectively. We recognized foreign currency gains of $0.1 million and $0.4 million during the six months ended June 30, 2023 and 2022, respectively. The changes in foreign exchange rates had a negative impact on consolidated revenue of $0.5 million for the three months ended June 30, 2023 and $3.0 million for the six months ended June 30, 2023 as compared to the same period in 2022.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On February 9, 2017, our board of directors authorized the repurchase of shares of our common stock from time to time on the open market or in privately negotiated purchases, at an aggregate purchase price of up to $50 million. On May 16, 2019, we announced that our board of directors approved a $50 million increase in our authorized stock repurchase program and extended the term of the program through December 31, 2023, which increased the stock repurchase program to $100 million. On December 8, 2021, our board of directors approved another $50 million increase in our authorized stock repurchase program, which increased the total repurchases authorized to $150 million. On November 17, 2022, our board of directors approved a $50 million increase in our authorized stock repurchase program, which increased the total repurchases authorized to $200 million and extended the term of the program through December 31, 2024. On February 7, 2023 our board of directors approved a $50 million increase in our authorized stock repurchase program, which increased the stock repurchase authorized to $250 million. We have $102.2 million remaining under this authorization. The timing and amount of any share repurchases will be determined by our management based on market conditions and other factors.
During the three months ended June 30, 2023, we repurchased 276,518 shares of our common stock at a total purchase price of $8.9 million under this program. Common stock repurchase activity through June 30, 2023 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)
April 1, 2023 through April 30, 2023	—	$—	—	$111,176
May 1, 2023 through May 31, 2023	187,068	$31.70	187,068	$105,246
June 1, 2023 through June 30, 2023	89,450	$33.62	89,450	$102,239
	276,518	$32.32	276,518	$102,239
Item 3. Defaults Upon Senior Securities
No matters to disclose.
Item 4. Mine Safety Disclosures
No matters to disclose.

Item 5. Other Information
During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).
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

3.3	Third Amended and Restated By-Laws of Proto Labs, Inc., as amended through November 15, 2022 (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K, filed on November 15, 2022).
10.1	Proto Labs, Inc. 2022 Long-Term Incentive Plan (as amended on May 17, 2023) (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, filed on May 18, 2023).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Proto Labs, Inc.

Date: August 4, 2023	/s/ Robert Bodor
Robert Bodor
President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2023	/s/ Daniel Schumacher
Daniel Schumacher
Chief Financial Officer (Principal Financial Officer)