Form 10-Q
period 2023-09-30
Proto Labs Inc
filed 2023-11-03
CIK 1443669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,785,903 shares of Common Stock, par value $0.001 per share, were outstanding at October 31, 2023.

Proto Labs, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Proto Labs, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$83,496	$56,558
Short-term marketable securities	19,204	23,568
Accounts receivable, net of allowance for doubtful accounts of $2,665 and $1,706 as of September 30, 2023, and December 31, 2022, respectively	78,395	76,225
Inventory	13,803	13,578
Income taxes receivable	891	4,042
Prepaid expenses and other current assets	8,722	12,597
Total current assets	204,511	186,568
Property and equipment, net	243,022	257,785
Goodwill	273,991	273,991
Other intangible assets, net	26,668	31,250
Long-term marketable securities	12,212	26,419
Operating lease assets	2,737	3,844
Finance lease assets	16,763	17,532
Other long-term assets	4,341	4,779
Total assets	$784,245	$802,168

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$17,922	$17,356
Accrued compensation	16,337	12,743
Accrued liabilities and other	21,027	22,384
Current operating lease liabilities	1,568	1,561
Current finance lease liabilities	16,630	17,537
Income taxes payable	1,144	-
Total current liabilities	74,628	71,581
Long-term operating lease liabilities	1,545	2,255
Long-term finance lease liabilities	671	—
Long-term deferred tax liabilities	17,138	26,322
Other long-term liabilities	5,341	4,362
Total liabilities	99,323	104,520

Shareholders' equity
Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding 0 shares as of each of September 30, 2023, and December 31, 2022	-	-
Common stock, $0.001 par value, authorized 150,000,000 shares; issued and outstanding 25,785,903 and 26,888,425 shares as of September 30, 2023, and December 31, 2022, respectively	26	27
Additional paid-in capital	463,908	473,740
Retained earnings	251,276	258,236
Accumulated other comprehensive loss	(30,288)	(34,355)
Total shareholders' equity	684,922	697,648
Total liabilities and shareholders' equity	$784,245	$802,168

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Comprehensive Income
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Statements of Operations:
Revenue	$130,705	$121,721	$378,829	$372,791
Cost of revenue	71,423	68,089	212,648	205,933
Gross profit	59,282	53,632	166,181	166,858
Operating expenses
Marketing and sales	21,682	20,594	65,863	62,235
Research and development	10,105	9,309	30,647	29,316
General and administrative	17,058	16,477	49,713	49,770
Closure of Japan business	22	1,194	186	6,388
Total operating expenses	48,867	47,574	146,409	147,709
Income from operations	10,415	6,058	19,772	19,149
Other income (loss), net	320	(24)	(1,758)	(323)
Income before income taxes	10,735	6,034	18,014	18,826
Provision for income taxes	2,781	2,083	7,784	7,223
Net income	$7,954	$3,951	$10,230	$11,603

Net income per share:
Basic	$0.31	$0.14	$0.39	$0.42
Diluted	$0.31	$0.14	$0.39	$0.42

Shares used to compute net income per share:
Basic	26,023,830	27,505,097	26,296,304	27,512,057
Diluted	26,028,456	27,508,217	26,327,606	27,522,734

Comprehensive Income (Loss) (net of tax)
Comprehensive income (loss)	$6,887	$(6,924)	$14,297	$(18,604)

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Shareholders' Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount

Balance at December 31, 2022	26,888,425	27	473,740	258,236	(34,355)	697,648
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	26,798	-	(401)	-	-	(401)
Stock-based compensation expense	-	-	3,695	-	-	3,695
Repurchases of common stock and other	(712,500)	(1)	(11,849)	(9,475)	-	(21,325)
Net income	-	-	-	2,659	-	2,659
Other comprehensive income
Foreign currency translation adjustment	-	-	-	-	527	527
Net unrealized gains (losses) on investments in securities	-	-	-	-	334	334
Comprehensive income						3,520
Balance at March 31, 2023	26,202,723	$26	$465,185	$251,420	$(33,494)	$683,137
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	169,229	-	962	-	-	962
Stock-based compensation expense	-	-	3,675	-	-	3,675
Repurchases of common stock and other	(276,518)	-	(4,872)	(4,107)	-	(8,979)
Net loss	-	-	-	(383)	-	(383)
Other comprehensive income
Foreign currency translation adjustment	-	-	-	-	4,254	4,254
Net unrealized gains (losses) on investments in securities	-	-	-	-	19	19
Comprehensive income						3,890
Balance at June 30, 2023	26,095,434	$26	$464,950	$246,930	$(29,221)	$682,685
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	1,037	-	(11)	-	-	(11)
Stock-based compensation expense	-	-	4,441	-	-	4,441
Repurchases of common stock and other	(310,568)	-	(5,472)	(3,608)	-	(9,080)
Net income	-	-	-	7,954	-	7,954
Other comprehensive income
Foreign currency translation adjustment	-	-	-	-	(1,307)	(1,307)
Net unrealized gains (losses) on investments in securities	-	-	-	-	240	240
Comprehensive income						6,887
Balance at September 30, 2023	25,785,903	$26	$463,908	$251,276	$(30,288)	$684,922

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount

Balance at December 31, 2021	27,465,945	28	468,548	376,734	(16,817)	828,493
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	27,716	-	(462)	-	-	(462)
Stock-based compensation expense	-	-	4,397	-	-	4,397
Repurchases of common stock	-	-	-	-	-	-
Net income	-	-	-	5,095	-	5,095
Other comprehensive loss
Foreign currency translation adjustment	-	-	-	-	(4,972)	(4,972)
Net unrealized gains (losses) on investments in securities	-	-	-	-	(516)	(516)
Comprehensive loss						(393)
Balance at March 31, 2022	27,493,661	$28	$472,483	$381,829	$(22,305)	$832,035
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	122,705	-	1,158	-	-	1,158
Stock-based compensation expense	-	-	4,031	-	-	4,031
Repurchases of common stock	(113,266)	-	(1,932)	(3,307)	-	(5,239)
Net income	-		-	2,557	-	2,557
Other comprehensive loss
Foreign currency translation adjustment	-	-	-	-	(13,515)	(13,515)
Net unrealized gains (losses) on investments in securities	-	-	-	-	(329)	(329)
Comprehensive loss						(11,287)
Balance at June 30, 2022	27,503,100	$28	$475,740	$381,079	$(36,149)	$820,698
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	31,150	-	-	-	-	-
Stock-based compensation expense	-	-	4,907	-	-	4,907
Repurchases of common stock	(207,500)	-	(3,540)	(4,295)	-	(7,835)
Net income	-	-	-	3,951	-	3,951
Other comprehensive loss
Foreign currency translation adjustment	-	-	-	-	(10,287)	(10,287)
Net unrealized gains (losses) on investments in securities	-	-	-	-	(588)	(588)
Comprehensive loss						(6,924)
Balance at September 30, 2022	27,326,750	$28	$477,107	$380,735	$(47,024)	$810,846
The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022

Operating activities
Net income	$10,230	$11,603
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,213	29,981
Stock-based compensation expense	11,811	13,335
Deferred taxes	(9,197)	(8,920)
Interest on finance lease obligations	859	-
Loss on foreign currency translation	3,906	-
Impairments related to closure of Japan business	-	2,842
Gain on disposal of property and equipment	(498)	(1,174)
Other	122	11
Changes in operating assets and liabilities:
Accounts receivable	(3,058)	(3,909)
Inventories	(150)	(1,613)
Prepaid expenses and other	4,127	(920)
Income taxes	4,693	670
Accounts payable	746	1,292
Accrued liabilities and other	4,242	8,366
Net cash provided by operating activities	56,046	51,564

Investing activities
Purchases of property, equipment and other capital assets	(9,935)	(16,414)
Proceeds from sales of property, equipment and other capital assets	693	3,227
Purchases of marketable securities	-	(45,872)
Proceeds from sales of marketable securities	-	1,998
Proceeds from call redemptions and maturities of marketable securities	19,115	13,696
Net cash provided by (used in) investing activities	9,873	(43,365)

Financing activities
Proceeds from exercises of stock options	1,986	2,311
Purchases of shares withheld for tax obligations	(1,436)	(1,615)
Repurchases of common stock	(39,053)	(13,074)
Principal repayments of finance lease obligations	(234)	(417)
Net cash used in financing activities	(38,737)	(12,795)
Effect of exchange rate changes on cash and cash equivalents	(244)	(1,972)
Net increase (decrease) in cash and cash equivalents	26,938	(6,568)
Cash and cash equivalents, beginning of period	56,558	65,929
Cash and cash equivalents, end of period	$83,496	$59,361

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
Note 3 – Net Income per Common Share
Basic net income per share is computed based on the weighted-average number of common shares outstanding. Diluted net income per share is computed based on the weighted-average number of common shares outstanding, increased by the number of additional shares that would have been outstanding had potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares. Potentially dilutive shares of common stock include stock options and other stock-based awards granted under stock-based compensation plans and shares committed to be purchased under the employee stock purchase plan. Performance stock units are excluded from the calculation of dilutive potential common shares until the performance conditions have been satisfied. Anti-dilutive options were excluded from the calculation of diluted weighted average shares outstanding and were 393,592 and 210,443 for the three months ended September 30, 2023 and 2022, respectively, and 372,353 and 202,901 for the nine months ended September 30, 2023 and 2022, respectively.

The table below sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Net income	$7,954	$3,951	$10,230	$11,603

Basic - weighted-average shares outstanding:	26,023,830	27,505,097	26,296,304	27,512,057
Effect of dilutive securities:
Employee stock options and other	4,626	3,120	31,302	10,677
Diluted - weighted-average shares outstanding:	26,028,456	27,508,217	26,327,606	27,522,734
Net (loss) income per share:
Basic	$0.31	$0.14	$0.39	$0.42
Diluted	$0.31	$0.14	$0.39	$0.42

Note 4 – Goodwill and Other Intangible Assets
There were no changes in the carrying amount of goodwill during the three and nine months ended September 30, 2023.
Intangible assets other than goodwill at September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023			December 31, 2022			Useful Life (in years)	Weighted Average Useful Life Remaining (in years)
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Marketing assets	$930	$(876)	$54	$930	$(806)	$124	10.0	0.6
Non-compete agreement	825	(569)	256	828	(487)	341	2.0 - 5.0	1.6
Software technology	13,229	(7,410)	5,819	13,229	(6,383)	6,846	10.0	4.3
Software platform	25,902	(5,928)	19,974	26,054	(4,337)	21,717	12.0	9.3
Tradenames	348	(312)	36	350	(227)	123	3.0	0.3
Customer relationships	12,185	(11,656)	529	12,197	(10,098)	2,099	3.0 - 9.0	0.2
Total intangible assets	$53,419	$(26,751)	$26,668	$53,588	$(22,338)	$31,250

Intangible assets allocated to the acquired Hubs entities consisted of intangible assets of €11.6 million in Europe and $16.6 million in the United States as of the date of the acquisition. The Euro denominated intangible assets are translated at the end of each period using the current exchange rates resulting in a foreign currency translation adjustment that is recorded as a component of Other Comprehensive Income. Foreign currency losses related to intangible assets were $1.9 million and $1.7 million as of September 30, 2023 and December 31, 2022, respectively. Amortization expense for intangible assets was $1.5 million for each of the three months ended September 30, 2023 and 2022 and $4.5 million and $4.6 million for the nine months ended September 30, 2023 and 2022, respectively.

Estimated aggregated amortization expense based on the current carrying value of the amortizable intangible assets and current exchange rates is as follows:

(in thousands)	Estimated Amortization Expense
Remaining 2023	$1,432
2024	3,713
2025	3,619
2026	3,518
2027	3,509
Thereafter	10,877
Total estimated amortization expense	$26,668

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
The following table summarizes financial assets as of September 30, 2023 and December 31, 2022 measured at fair value on a recurring basis:

	September 30, 2023			December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial Assets:
Cash	$77,307	$-	$-	$38,862	$-	$-
Money market mutual fund	6,189	-	-	17,696	-	-
Marketable securities	3,965	27,451	-	9,881	40,106	-
Total	$87,461	$27,451	$-	$66,439	$40,106	$-

Note 6 – Marketable Securities
The Company invests in short-term and long-term agency, municipal, corporate and other debt securities. The securities are categorized as available-for-sale and are recorded at fair value. The following table summarizes information regarding the Company’s short-term and long-term marketable securities as of September 30, 2023 and December 31, 2022:

	September 30, 2023
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. municipal securities	$8,629	$-	$(209)	$8,420
Corporate debt securities	2,530	-	(54)	2,476
U.S. government agency securities	20,793	-	(520)	20,273
Certificates of deposit/time deposits	249	-	(2)	247
Total marketable securities	$32,201	$-	$(785)	$31,416

	December 31, 2022
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. municipal securities	$15,574	$-	$(417)	$15,157
Corporate debt securities	9,578	-	(205)	9,373
U.S. government agency securities	25,275	-	(750)	24,525
Certificates of deposit/time deposits	939	-	(7)	932
Total marketable securities	$51,366	$-	$(1,379)	$49,987

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
The September 30, 2023 balance of available-for-sale debt securities by contractual maturity is shown in the following table at fair value. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in thousands)	September 30, 2023
Due in one year or less	$19,204
Due after one year through five years	12,212
Total marketable securities	$31,416

Note 7 – Inventory
Inventory consists primarily of raw materials, which are recorded at the lower of cost and net realizable value using the standard cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.

The Company’s inventory consisted of the following as of the dates indicated:

(in thousands)	September 30, 2023	December 31, 2022
Total inventory	$14,435	$13,965
Allowance for obsolescence	(632)	(387)
Inventory, net of allowance	$13,803	$13,578

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
Stock-Based Compensation Expense
Stock-based compensation expense was $4.4 million and $4.9 million for the three months ended September 30, 2023 and 2022, respectively, and $11.8 million and $13.3 million for the nine months ended September 30, 2023 and 2022.

Stock Options
The following table summarizes stock option activity during the nine months ended September 30, 2023:

	Stock Options	Weighted- Average Exercise Price
Options outstanding at December 31, 2022	263,992	$79.07
Granted	186,804	33.36
Exercised	-	-
Forfeited	(46,619)	63.57
Expired	(15,848)	55.67
Options outstanding at September 30, 2023	388,329	$59.90

Exercisable at September 30, 2023	121,083	$90.88

The outstanding options generally have a term of ten years. For employees, options granted become exercisable ratably over the vesting period, which is generally a period of four years, beginning on the first anniversary of the grant date, subject to the employee’s continuing service to the Company.
The weighted-average grant date fair value of options that were granted during the nine months ended September 30, 2023 was $16.36.
The following table provides the assumptions used in the Black-Scholes pricing model valuation of options during the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Risk-free interest rate	3.55% - 4.55%	1.94% - 3.40%
Expected life (years)	2.00 - 6.25	6.25
Expected volatility	49.23% - 55.92%	45.95% - 46.03%
Expected dividend yield	0%	0%

As of September 30, 2023, there was $4.5 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.6 years.
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

The following table summarizes restricted stock activity during the nine months ended September 30, 2023:

	Restricted Stock	Weighted- Average Grant Date Fair Value Per Share
Restricted stock at December 31, 2022	478,596	$70.36
Granted	410,682	32.46
Restrictions lapsed	(137,053)	79.61
Forfeited	(78,769)	65.65
Restricted stock at September 30, 2023	673,456	$45.83

As of September 30, 2023, there was $22.0 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 2.7 years.
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
The following table summarizes performance stock activity during the nine months ended September 30, 2023:

	Performance Stock	Weighted- Average Grant Date Fair Value Per Share
Performance stock at December 31, 2022	35,802	$77.91
Granted	71,295	57.79
Restrictions lapsed	-	-
Performance change	-	-
Forfeited	-	-
Performance stock at September 30, 2023	107,097	$74.08

The following table provides the assumptions used in the Monte Carlo pricing model valuation of PSUs during the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Risk-free interest rate	4.35%	1.76% - 3.40%
Expected life (years)	2.88	2.34 - 2.87
Expected volatility	58.00%	53.50% - 53.60%
Expected dividend yield	0%	0%

As of September 30, 2023, there was $4.8 million of unrecognized compensation expense related to non-vested performance stock, which is expected to be recognized over a weighted-average period of 2.0 years.
Employee Stock Purchase Plan
The following table presents the assumptions used to estimate the fair value of the ESPP during the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Risk-free interest rate	4.60 - 4.82%	0.17 - 2.06%
Expected life (months)	6.00	6.00
Expected volatility	47.38 - 67.84%	47.05 - 53.44%
Expected dividend yield	0%	0%

Note 9 – Accumulated Other Comprehensive Income (Loss)
Other comprehensive income (loss) is comprised of foreign currency translation adjustments and net unrealized gains (losses) on investments in securities. During the nine months ended September 30, 2023 we recognized a $3.9 million foreign currency translation loss from the substantial completion on the closure of our Japan business.
The following table presents the changes in accumulated other comprehensive income (loss) balances during the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022

Balance at beginning of period	$(29,221)	$(36,149)	$(34,355)	$(16,817)
Foreign currency translation adjustments
Other comprehensive income (loss) before reclassifications	(1,307)	(10,287)	(432)	(28,774)
Amounts reclassified from accumulated other comprehensive loss	-	-	3,906	-
Net current-period other comprehensive income (loss)	(1,307)	(10,287)	3,474	(28,774)
Net unrealized gains (losses) on investments in securities
Other comprehensive income (loss) before reclassifications	240	(588)	593	(1,433)
Amounts reclassified from accumulated other comprehensive loss	-	-	-	-
Net current-period other comprehensive income (loss)	240	(588)	593	(1,433)
Balance at end of period	$(30,288)	$(47,024)	$(30,288)	$(47,024)

Note 10 – Income Taxes
The Company is subject to income tax in multiple jurisdictions and the use of estimates is required to determine the provision for income taxes. For the three months ended September 30, 2023 and 2022, the Company recorded an income tax provision of $2.8 million and $2.1 million, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded an income tax provision of $7.8 million and $7.2 million, respectively. The income tax provision is based on the estimated annual effective tax rate for the year applied to pre-tax income. The effective income tax rate for the three months ended September 30, 2023 was 25.9 percent compared to 34.5 percent in the same period of the prior year. The effective tax rate decreased by 8.6 percent for the three months ended September 30, 2023 when compared to the same period in 2022, primarily due to a decrease in losses in jurisdictions that are not eligible for tax benefits due to valuation allowances. The effective income tax rate for the nine months ended September 30, 2023 was 43.2 percent compared to 38.4 percent in the same period of the prior year. The effective tax rate increased by 4.8 percent for the nine months ended September 30, 2023 when compared to the same period in 2022, primarily due to the tax impact of the foreign currency translation loss from the substantial completion on the closure of our Japan business.
The effective income tax rate for the three and nine months ended September 30, 2023 differs from the U.S. federal statutory rate of 21.0 percent due to various factors, including operating in multiple state and foreign jurisdictions and tax credits for which the Company qualifies.
The Company had unrecognized tax benefits totaling $3.9 million as of September 30, 2023 and $3.2 million as of December 31, 2022, respectively, that if recognized would result in a reduction of the Company’s effective tax rate. The liabilities are classified as other long-term liabilities in the accompanying consolidated balance sheets. The Company recognizes interest and penalties related to income tax matters in income tax expense and reports the liability in current or long-term income taxes payable as appropriate.

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
Revenue and income from operations by reportable segment for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Revenue:
United States	$103,940	$98,970	$298,007	$295,121
Europe	26,765	21,464	80,822	69,441
Japan	-	1,287	-	8,229
Total revenue	$130,705	$121,721	$378,829	$372,791

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Income (Loss) from Operations:
United States	$27,178	$25,293	$69,713	$73,984
Europe	(3,006)	(3,581)	(8,870)	(7,509)
Corporate Unallocated and Japan	(13,757)	(15,654)	(41,071)	(47,326)
Total Income from Operations	$10,415	$6,058	$19,772	$19,149

Total long-lived assets at September 30, 2023 and December 31, 2022 were as follows:

(in thousands)	September 30, 2023	December 31, 2022
Total long-lived assets:
United States	$190,927	$203,816
Europe	52,095	53,835
Japan	-	134
Total Long-lived Assets	$243,022	$257,785

Revenue by product line for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Revenue:
Injection Molding	$51,688	$48,940	$152,455	$155,693
CNC Machining	52,916	47,489	149,317	141,809
3D Printing	21,622	19,823	63,952	59,458
Sheet Metal	4,291	5,219	12,478	15,066
Other Revenue	188	250	627	765
Total Revenue	$130,705	$121,721	$378,829	$372,791

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
On May 27, 2022, our board of directors approved a plan for the closure of our manufacturing facility in Japan and announced an intention to cease operations in the region. Affected employees in Japan received severance and other transition assistance that meet or exceed local requirements. We expect to complete the closure plan within the year.
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
During the three months ended September 30, 2023, we served 23,080 unique product developers and engineers who purchased our products through our web-based customer interface, a decrease of 3.1% over the same period in 2022. During the nine months ended September 30, 2023, we served 45,668 unique product developers and engineers who purchased our products through our web-based customer interface, a decrease of 4.4% over the same period in 2022.

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

	Three Months Ended September 30,				Change		Nine Months Ended September 30,				Change
(dollars in thousands)	2023		2022		$	%	2023		2022		$	%
Revenue	$130,705	100.0	$121,721	100.0	$8,984	7.4	$378,829	100.0	$372,791	100.0	$6,038	1.6
Cost of revenue	71,423	54.6	68,089	55.9	3,334	4.9	212,648	56.1	205,933	55.2	6,715	3.3
Gross profit	59,282	45.4	53,632	44.1	5,650	10.5	166,181	43.9	166,858	44.8	(677)	(0.4)
Operating expenses
Marketing and sales	21,682	16.6	20,594	16.9	1,088	5.3	65,863	17.4	62,235	16.7	3,628	5.8
Research and development	10,105	7.7	9,309	7.7	796	8.6	30,647	8.1	29,316	7.9	1,331	4.5
General and administrative	17,058	13.1	16,477	13.5	581	3.5	49,713	13.1	49,770	13.4	(57)	(0.1)
Closure of Japan business	22	—	1,194	1.0	(1,172)	(98.2)	186	—	6,388	1.7	(6,202)	(97.1)
Total operating expenses	48,867	37.4	47,574	39.1	1,293	2.7	146,409	38.6	147,709	39.6	(1,300)	(0.9)
Income from operations	10,415	8.0	6,058	5.0	4,357	71.9	19,772	5.2	19,149	5.1	623	3.3
Other income (loss), net	320	0.2	(24)	(0.0)	344	(1,433.3)	(1,758)	(0.5)	(323)	(0.1)	(1,435)	444.3
Income before income taxes	10,735	8.2	6,034	5.0	4,701	77.9	18,014	4.8	18,826	5.1	(812)	(4.3)
Provision for income taxes	2,781	2.1	2,083	1.7	698	33.5	7,784	2.1	7,223	1.9	561	7.8
Net income	$7,954	6.1%	$3,951	3.3%	$4,003	101.3%	$10,230	2.7%	$11,603	3.1%	$(1,373)	(11.8)%

Stock-based compensation expense included in the statements of operations data above for the three and nine months September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Stock options, restricted stock and performance stock	$4,118	$4,573	$10,706	$12,247
Employee stock purchase plan	323	334	1,105	1,088
Total stock-based compensation expense	$4,441	$4,907	$11,811	$13,335

Cost of revenue	$462	$560	$1,388	$1,674
Operating expenses:
Marketing and sales	962	929	2,510	2,479
Research and development	674	602	1,887	1,702
General and administrative	2,343	2,816	6,026	7,480
Total stock-based compensation expense	$4,441	$4,907	$11,811	$13,335

Comparison of Three Months Ended September 30, 2023 and 2022
Revenue
Revenue by reportable segment and the related changes for the three months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,
	2023		2022		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue:
United States	$103,940	79.5%	$98,970	81.3%	$4,970	5.0%
Europe	26,765	20.5%	21,464	17.6%	5,301	24.7
Japan	-	—%	1,287	1.1%	(1,287)	(100.0)
Total revenue	$130,705	100.0%	$121,721	100.0%	$8,984	7.4%

Our revenue increased $9.0 million, or 7.4%, for the three months ended September 30, 2023 compared to the same period in 2022. By reportable segment, revenue in the United States increased $5.0 million, or 5.0%, for the three months ended September 30, 2023 compared to the same period in 2022. Revenue in Europe increased $5.3 million, or 24.7%, and revenue in Japan decreased $1.3 million, or 100.0% in each case for the three months ended September 30, 2023 compared to the same period in 2022. The decrease in Japan revenue was driven by our decision in the second quarter of 2022 to close our Japan operations. Revenue generated from our digital network powered by Hubs was $22.6 million and $12.1 million for the three months ended September 30, 2023 and 2022, respectively. International revenue was positively impacted by $1.7 million during three months ended September 30, 2023 compared to the same period in 2022 as a result of foreign currency movements, primarily the strengthening of the British Pound and Euro relative to the United States Dollar.
During the three months ended September 30, 2023, we served 23,080 unique product developers and engineers, which is a decrease of 3.1% from the same period in 2022. Our decline in product developers and engineers served decreased at a higher rate than our revenue growth, resulting in an increase in the average spend per product developer and engineer primarily due to a larger portion of the business shifting to larger orders and improvements in average order values in digital network powered by Hubs.
Revenue by product line and the related changes for the three months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,
	2023		2022		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue:
Injection Molding	$51,688	39.6%	$48,940	40.2%	$2,748	5.6%
CNC Machining	52,916	40.5	47,489	39.0	5,427	11.4
3D Printing	21,622	16.5	19,823	16.3	1,799	9.1
Sheet Metal	4,291	3.3	5,219	4.3	(928)	(17.8)
Other Revenue	188	0.1	250	0.2	(62)	(24.8)
Total Revenue	$130,705	100.0%	$121,721	100.0%	$8,984	7.4%

By product line, our revenue increase was driven by a 11.4% increase in CNC Machining revenue, a 5.6% increase in Injection Molding revenue and a 9.1% increase in 3D Printing revenue, which was partially offset by a 17.8% decrease in

Sheet Metal revenue and a 24.8% decrease in Other Revenue, in each case for the three months ended September 30, 2023 compared to the same period in 2022.
Cost of Revenue, Gross Profit and Gross Margin
Cost of Revenue. Cost of revenue increased $3.3 million, or 4.9%, for the three months ended September 30, 2023 compared to the same period in 2022, which was less than the rate of revenue increase of 7.4% for the three months ended September 30, 2023 compared to the same period in 2022. The increase in the cost of revenue of $3.3 million was primarily driven by higher revenue volumes in our digital network offering, partly offset by reductions in contract labor, headcount and overtime leading to lower personnel and related costs of $1.8 million and lower raw material and product costs of $0.9 million in our digital manufacturing factory offering during the three months ended September 30, 2023 compared to the same period in 2022.
Gross Profit and Gross Margin. Gross profit increased from $53.6 million in the three months ended September 30, 2022 to $59.3 million in the three months ended September 30, 2023. Gross margin increased from 44.1% in the three months ended September 30, 2022 to 45.4% in the three months ended September 30, 2023.
Operating Expenses, Other (Loss) Income, net and Provision for Income Taxes
Marketing and Sales. Marketing and sales expenses increased $1.1 million, or 5.3%, during the three months ended September 30, 2023 compared to the same period in 2022. The increase in marketing and sales expenses was primarily driven by increases in personnel and related costs of $1.2 million and marketing program cost decreases of $0.1 million during the three months ended September 30, 2023 when compared to the same period in 2022.
Research and Development. Our research and development expenses increased $0.8 million, or 8.6%, during the three months ended September 30, 2023 compared to the same period in 2022 primarily due to increases of $1.1 million in personnel and related costs, which were partially offset by decreases of $0.3 million in professional services and other operating costs.
General and Administrative. Our general and administrative expenses increased $0.6 million, or 3.5%, during the three months ended September 30, 2023 compared to the same period in 2022 primarily due to a $0.5 million reserve for specific receivables deemed to be uncollectible in the current period, an increase of $0.4 million in professional services and operating costs and a benefit of $1.2 million in the prior year resulting from the sale of a facility during the three months ended September 30, 2022. These increases were partially offset by decreases of personnel and related costs of $0.9 million and $0.5 million stock based compensation costs in the current period.
Closure of Japan business. Our decision to close our Japan business resulted in minimal operating expenses during the three months ended September 30, 2023, a decrease of $1.2 million or 98.2% compared to the same period in 2022. During the three months ended September 30, 2022, we recognized $0.1 million of employee severance and $1.1 million related to the write-down of fixed assets.
Other income (loss), net. We recognized other income, net of $0.3 million for the three months ended September 30, 2023, an improvement of $0.3 million compared to other loss, net of zero for the three months ended September 30, 2022. Other income, net for the three months ended September 30, 2023 primarily consisted of $0.5 million in interest income on investments and other income, partially offset by $0.2 million of foreign currency losses. Other loss, net for the three months ended September 30, 2022 primarily consisted of a $0.4 million loss on foreign currency, which was offset by $0.4 million in interest income on investments and other income.
Provision for Income Taxes. Our effective tax rate of 25.9% for the three months ended September 30, 2023 decreased 8.6% compared to 34.5% for the same period in 2022. The decrease in the effective tax rate is primarily due to a decrease in losses in jurisdictions that are not eligible for tax benefits due to valuation allowances. Our income tax provision of $2.8 million for the three months ended September 30, 2023 increased $0.7 million as compared our income tax provision of $2.1 million to the same period in 2022.

Comparison of Nine Months Ended September 30, 2023 and 2022
Revenue
Revenue by reportable segment and the related changes for the nine months ended September 30, 2023 and 2022 were as follows:

	Nine Months Ended September 30,
	2023		2022		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue:
United States	$298,007	78.7%	$295,121	79.2%	$2,886	1.0%
Europe	80,822	21.3%	69,441	18.6%	11,381	16.4
Japan	-	—%	8,229	2.2%	(8,229)	(100.0)
Total revenue	$378,829	100.0%	$372,791	100.0%	$6,038	1.6%

Our revenue increased $6.0 million, or 1.6%, for the nine months ended September 30, 2023 compared to the same period in 2022. By reportable segment, revenue in the United States increased $2.9 million, or 1.0%, for the nine months ended September 30, 2023 compared to the same period in 2022. Revenue in Europe increased $11.4 million, or 16.4%, and revenue in Japan decreased $8.2 million, or 100.0% in each case for the nine months ended September 30, 2023 compared to the same period in 2022. The decrease in Japan revenue was driven by our decision in the second quarter of 2022 to close our Japan operations. Revenue generated from our digital network powered by Hubs was $60.1 million and $33.7 million for the nine months ended September 30, 2023 and 2022, respectively. International revenue was negatively impacted by $1.3 million during nine months ended September 30, 2023 compared to the same period in 2022 as a result of foreign currency movements, primarily the weakening of the British Pound and Euro relative to the United States Dollar.
During the nine months ended September 30, 2023, we served 45,668 unique product developers and engineers, a decrease of 4.4% from the same period in 2022. Our decrease in product developers and engineers served decreased at a higher rate than our revenue growth, resulting in an increase in the average spend per product developer and engineer primarily due to a larger portion of the business shifting to larger orders and improvements in average order values in digital network powered by Hubs.
Revenue by product line and the related changes for the nine months ended September 30, 2023 and 2022 were as follows:

	Nine Months Ended September 30,
	2023		2022		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue:
Injection Molding	$152,455	40.2%	$155,693	41.8%	$(3,238)	(2.1)%
CNC Machining	149,317	39.4	141,809	38.0	7,508	5.3
3D Printing	63,952	16.9	59,458	16.0	4,494	7.6
Sheet Metal	12,478	3.3	15,066	4.0	(2,588)	(17.2)
Other Revenue	627	0.2	765	0.2	(138)	(18.0)
Total Revenue	$378,829	100.0%	$372,791	100.0%	$6,038	1.6%

By product line, our revenue increase was driven by a 5.3% increase in CNC Machining revenue and a 7.6% increase in 3D Printing revenue, which was partially offset by a 2.1% decrease in Injection Molding revenue, a 17.2% decrease in Sheet Metal revenue and a 18.0% decrease in Other Revenue in each case for the nine months ended September 30, 2023 compared to the same period in 2022.

Cost of Revenue, Gross Profit and Gross Margin
Cost of Revenue. Cost of revenue increased $6.7 million, or 3.3%, for the nine months ended September 30, 2023 compared to the same period in 2022, which was higher than the rate of revenue increase of 1.6% for the nine months ended September 30, 2023 compared to the same period in 2022. The increase in cost of revenue of $6.7 million was primarily driven by higher revenue volumes in our digital network offering, partly offset by reductions in contract labor, headcount and overtime leading to lower personnel and related costs of $7.9 million and lower raw material and product costs of $2.7 million in our digital manufacturing factory offering during the nine months ended September 30, 2023 compared to the same period in 2022.
Gross Profit and Gross Margin. Gross profit decreased from $166.9 million in the nine months ended September 30, 2022 to $166.2 million in the nine months ended September 30, 2023. Gross margin decreased from 44.8% in the nine months ended September 30, 2022 to 43.9% in the nine months ended September 30, 2023.
Operating Expenses, Other Income (Loss), net and Provision for Income Taxes
Marketing and Sales. Marketing and sales expenses increased $3.6 million, or 5.8%, during the nine months ended September 30, 2023 compared to the same period in 2022. The increase was driven by increases in personnel and related costs of $3.1 million and marketing program cost increases of $0.5 million during the nine months ended September 30, 2023 when compared to the same period in 2022.
Research and Development. Our research and development expenses increased $1.3 million, or 4.5%, during the nine months ended September 30, 2023 compared to the same period in 2022 primarily due to personnel and related cost increases of $2.1 million, which were partially offset by decreases in professional services and other operating costs of $0.8 million.
General and Administrative. Our general and administrative expenses decreased $0.1 million, or 0.1%, during the nine months ended September 30, 2023 compared to the same period in 2022 primarily due to decreases in stock based compensation costs of $1.4 million, personnel and related costs of $0.9 million and $0.4 million of amortization and other costs, partially offset by the prior comparable period including a benefit of $1.2 million related to the sale of a facility, an increase of $0.9 million in professional services and a $0.5 million reserve for specific receivables deemed to be uncollectible in the current period.
Closure of Japan business. Our decision to close our Japan business resulted in $0.2 million in operating expenses during the nine months ended September 30, 2023, a decrease of $6.2 million or 97.1% compared to the same period in 2022. During the nine months ended September 30, 2022, we recognized $2.3 million of employee severance, $2.3 million related to the write-down of fixed assets, $0.9 million of facility-related charges, $0.6 million in goodwill impairment and $0.3 million in other closure related charges.
Other loss, net. We recognized other loss, net of $1.8 million for the nine months ended September 30, 2023, an increase of $1.4 million compared to other loss, net of $0.3 million for the nine months ended September 30, 2022. Other loss, net for the nine months ended September 30, 2023 primarily consisted of a $3.9 million foreign currency translation loss from the substantial completion on the closure of our Japan business, which was partially offset by $2.1 million in interest income on investments and other income. Other loss, net for the nine months ended September 30, 2022 primarily consisted of a $0.8 million loss on foreign currency, which was offset by $0.5 million in interest income on investments and other income.
Provision for Income Taxes. Our effective tax rate of 43.2% for the nine months ended September 30, 2023 increased 4.8% compared to 38.4% for the same period in 2022. The increase in the effective tax rate is primarily due to the foreign currency translation loss from the substantial completion on the closure of our Japan business, which is not deductible for tax purposes. Our income tax provision of $7.8 million for the nine months ended September 30, 2023 increased $0.6 million compared to our income tax provision of $7.2 million for the nine months ended September 30, 2022.

Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows during the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022
Net cash provided by operating activities	$56,046	$51,564
Net cash provided by (used in) investing activities	9,873	(43,365)
Net cash used in financing activities	(38,737)	(12,795)
Effect of exchange rate changes on cash and cash equivalents	(244)	(1,972)
Net increase (decrease) in cash and cash equivalents	$26,938	$(6,568)

Sources of Liquidity
Historically, we have primarily financed our operations and capital expenditures through cash flow from operations. We had cash and cash equivalents of $83.5 million as of September 30, 2023, an increase of $26.9 million from December 31, 2022. The increase in our cash was primarily due to cash provided by operating activities of $56.0 million and proceeds from call redemptions and maturities of marketable securities of $19.1 million, which were partially offset by $9.9 million for purchases of property, equipment and other capital assets, and $39.1 million in repurchases of common stock.
We believe that our existing cash and cash equivalents together with cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
Cash Flows from Operating Activities
Cash flows from operating activities were $56.0 million during the nine months ended September 30, 2023 and primarily consisted of net income of $10.2 million, adjusted for certain non-cash items, including depreciation and amortization of $28.2 million, stock-based compensation expense of $11.8 million, foreign currency translation losses of $3.9 million, interest on finance lease obligations of $0.9 million and changes in operating assets and liabilities and other items totaling $10.6 million, which were partially offset by deferred taxes of $9.2 million and a gain on the disposal of property and equipment of $0.5 million. Cash flows from operating activities were $51.6 million during the nine months ended September 30, 2022 and primarily consisted of net income of $11.6 million, adjusted for certain non-cash items, including depreciation and amortization of $30.0 million and stock-based compensation expense of $13.3 million, impairments related to the closure of our Japan business of $2.8 million, changes in operating assets and liabilities and other items totaling $3.9 million, which were partially offset by deferred taxes of $8.9 million and a gain on disposal of property and equipment of $1.2 million.
Cash flows from operating activities increased $4.5 million during the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to increases in interest on finance lease obligations of $0.9 million, foreign currency translation losses of $3.9 million and changes in operating assets and liabilities totaling $6.7 million, which were partially offset by decreases in net income of $1.4 million, stock-based compensation of $1.5 million, impairments related to the closure of Japan business of $2.8 million and depreciation and amortization of $1.8 million.
Cash Flows from Investing Activities
Cash provided by investing activities was $9.9 million during the nine months ended September 30, 2023, consisting of $19.1 million in proceeds from call redemptions and maturities of marketable securities, which were partially offset by $9.2 million for net purchases of property, equipment and other capital assets.
Cash used in investing activities was $43.4 million during the nine months ended September 30, 2022, consisting of $30.2 million for net purchases of marketable securities and $13.2 million for net purchases of property, equipment and other capital assets.

Cash Flows from Financing Activities
Cash used in financing activities was $38.7 million during the nine months ended September 30, 2023, consisting of $39.1 million in repurchases of common stock, $1.4 million in purchases of shares withheld for tax obligations associated with equity transactions, and $0.2 million for repayments of finance lease obligations, which were partially offset by $2.0 million in proceeds from exercises of stock option.
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
Critical Accounting Estimates
We have adopted various accounting policies to prepare the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these financial statements requires us to make estimates, judgements and assumptions. Our significant accounting policies and estimates are disclosed in Note 2 to the Consolidated Financial Statements included Pat II, Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2022. There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2023.
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
We have not used forward contracts or currency borrowings to hedge our exposure to foreign currency risk. Foreign currency risk can be assessed by estimating the change in results of operations or financial position resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would generally not have a material impact on our financial position, but could have a material impact on our results of operations. During the nine months ended September 30, 2023, we recognized a foreign currency translation loss of $3.9 million in connection with substantially completing our closure of our Japan business. We recognized foreign currency losses of $0.2 million and $0.4 million during the three months ended September 30, 2023 and 2022, respectively. We recognized foreign currency losses of $0.1 million and $0.8 million during the nine months ended September 30, 2023 and 2022, respectively. The changes in foreign exchange rates had a positive impact on consolidated revenue of $1.7 million for the three months ended September 30, 2023 and a negative impact of $1.3 million for the nine months ended September 30, 2023 as compared to the same period in 2022.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
On February 9, 2017, our board of directors authorized the repurchase of shares of our common stock from time to time on the open market or in privately negotiated purchases, at an aggregate purchase price of up to $50 million. On May 16, 2019, we announced that our board of directors approved a $50 million increase in our authorized stock repurchase program and extended the term of the program through December 31, 2023, which increased the stock repurchase program to $100 million. On December 8, 2021, our board of directors approved another $50 million increase in our authorized stock repurchase program, which increased the total repurchases authorized to $150 million. On November 17, 2022, our board of directors approved a $50 million increase in our authorized stock repurchase program, which increased the total repurchases authorized to $200 million and extended the term of the program through December 31, 2024. On February 7, 2023 our board of directors approved a $50 million increase in our authorized stock repurchase program, which increased the stock repurchase authorized to $250 million. We have $93.3 million remaining under this authorization. The timing and amount of any share repurchases will be determined by our management based on market conditions and other factors.
During the three months ended September 30, 2023, we repurchased 310,568 shares of our common stock at a total purchase price of $9.0 million under this program. Common stock repurchase activity through September 30, 2023 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)
July 1, 2023 through July 31, 2023	—	$—	—	$102,239
August 1, 2023 through August 31, 2023	228,204	$28.95	228,204	$95,631
September 1, 2023 through September 30, 2023	82,364	$28.80	82,364	$93,258
	310,568	$28.92	310,568	$93,258
Item 3. Defaults Upon Senior Securities
No matters to disclose.
Item 4. Mine Safety Disclosures
No matters to disclose.

Item 5. Other Information
During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
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

Proto Labs, Inc.

Date: November 3, 2023	/s/ Robert Bodor
Robert Bodor
President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2023	/s/ Daniel Schumacher
Daniel Schumacher
Chief Financial Officer (Principal Financial Officer)