Form 10-K
period 2023-12-31
Proto Labs Inc
filed 2024-02-16
CIK 1443669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________ to___________
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2023 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $0.9 billion.
As of February 9, 2024, there were 25,721,957 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2024 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Special Note Regarding Forward Looking Statements
Statements contained in this Annual Report on Form 10-K regarding matters that are not historical or current facts are “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve known and unknown risks, uncertainties and other factors which may cause our results to be materially different than those expressed or implied in such statements. In particular, some of the risks associated with our business include:
•the level of competition in our industry and our ability to compete;
•our ability to respond to changes in our industry;
•our ability to effectively grow our business and manage our growth;
•our ability to continue to sell to existing and new customers;
•our ability to meet product developers’ and engineers’ needs and expectations regarding lead time, breadth of manufacturing processes, price and specifications for quality;
•the adoption rate of e-commerce and 3D CAD software by product developers and engineers;
•our ability to process a large volume of designs and identify significant opportunities in our business;
•our ability to maintain and enhance our brand;
•our ability to successfully identify, complete and integrate acquisitions or other strategic transactions;
•our ability to complete and successfully launch updates to our systems;
•the loss of key personnel or failure to attract and retain additional personnel;
•system interruptions at our operating facilities;
•possible unauthorized access to customers’ confidential information stored in our systems; and
•our ability to protect our intellectual property and not infringe on others’ intellectual property.
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
We are one of the world’s largest, fastest, and most comprehensive digital manufacturers of custom parts. Our vision is accelerating innovation by revolutionizing manufacturing. Our mission is to empower companies to bring new ideas to market by offering the fastest and most comprehensive digital manufacturing service in the world. We accomplish this by offering a variety of manufacturing capabilities fulfilled through a combination of owned manufacturing factories and a worldwide network of premium manufacturing partners. Our automated quoting and manufacturing systems are highly integrated with our manufacturing and fulfillment systems, which allow us to offer a vast array of manufacturing technologies in a variety of materials across a continuum of lead times and prices. Our technology-enabled digital engineering and manufacturing applications enable us to produce commercial-grade plastic, metal, and liquid silicone rubber parts in as fast as one day.
Our customers engage with us throughout the lifecycle of their product, from early-stage prototyping through end-use production to end-of-life replacement and other parts needs. Through our factories, we manufacture prototype and low volume production parts for companies worldwide, who are under increasing pressure to bring their finished products to market faster than their competition. We utilize injection molding, computer numerical control (CNC) machining, 3D printing and sheet metal fabrication to manufacture custom parts for our customers. Since our inception, we have manufactured over 450 million parts for customers. For most of our offerings, our proprietary technology eliminates most of the time-consuming and expensive skilled labor conventionally required to quote and manufacture parts. Using our technology, we have analyzed over 13 million unique part designs since inception.
Through the acquisition of Hubs (formerly 3D Hubs, Inc.) (Hubs) in 2021, we provide our customers access to a global network of premium manufacturing partners who reside across North America, Europe and Asia. The manufacturing partner network, complements our in-house manufacturing, enabling us to significantly increase the size, complexity, breadth of manufacturing processes, lead times and prices of the parts we produce. In January 2024, we rebranded Hubs to the Protolabs Network by Hubs (Protolabs Network).
Our customers conduct nearly all their business with us over the Internet. We target our products to the millions of product developers and engineers who use three-dimensional computer-aided design (3D CAD) software to design products across a diverse range of end-markets, to the procurement and supply chain professionals seeking to easily and efficiently source custom parts on-demand, and to a wide variety of customers seeking to purchase custom parts. We believe our use of advanced technology enables us to offer significant advantages at competitive prices to many customers and is the primary reason we have become a leading supplier of custom parts.
We have established our operations in the United States and Europe. Previously we had established operations in Japan. On May 27, 2022, the Company's board of directors approved a plan for the closure of the Company's manufacturing facility in Japan and announced an intention to cease operations in the region. The Company dissolved its Japan operations in December 2023.
We create time for our customers by providing an efficient way for them to procure high-quality custom parts at competitive prices. We believe prototype and low volume custom parts manufacturing has historically been an underserved market due to the inefficiencies inherent in the quotation, equipment set-up and non-recurring engineering processes required to produce custom parts. We also believe that there are a multitude of factors that are valuable to our customers that our offer uniquely provides, including speed to market, supply chain stability, access to a broad range of manufacturing capabilities, reduced supply chain waste, and efficient sourcing of custom parts. Our customers typically partner with us for a variety of reasons, including:
•they need a prototype to confirm the form, fit and function of one or more components of a product under development;
•they need an initial supply of parts to support pilot production for testing of a product;

•they need an initial supply of parts to support production while their tools for a high-volume production mold are prepared;
•they need to meet their customers' variable demand for parts in a competitive timeframe;
•their product will only be produced in a limited quantity and/or is highly customized;
•they need to support end-of-life production in a cost-effective manner;
•they want to avoid minimum order quantities or costs related to storing excess inventory;
•they need access to diverse, cost competitive manufacturing capabilities and value the convenience of working with a single supplier to match parts to the best producer; or
•they need low- to mid-volumes of parts on an irregular schedule and prefer to order on-demand.
In each of these instances, we believe our solution provides product developers, engineers, production buyers and other customers with an exceptional combination of speed, quality, competitive pricing, ease of use and reliability that they typically cannot find among conventional custom parts manufacturers or other competitors in our industry. Our technology enables us to ship parts not only with industry-leading speed as soon as the same day after receipt of a customer’s design submission, but also provides the flexibility to produce for our customers custom parts in the manufacturing processes and materials they want, with the flexible lead time they choose, at competitive prices..
Our primary manufacturing product lines currently include Injection Molding, CNC Machining, 3D Printing and Sheet Metal. We continually seek to expand the range of size and geometric complexity of the parts we can make or source with these processes, to extend the variety of materials we are able to support, and to identify additional manufacturing processes to which we can apply our technology or incorporate into our manufacturing network in order to better serve the evolving preferences and needs of our customers. With the addition of the Protolabs Network in 2021, our global network of premium manufacturing partners significantly expands the breadth and depth of our manufacturing capabilities, enabling us to offer customers a wider variety of lead times and pricing options, and an expanded envelope of parts (complexity, size, etc.).
Industry Overview
We pioneered the digital manufacturing industry when we were founded in 1999 and have been recognized as a catalyst for the next generation wave of Industry 4.0. Traditional manufacturing exists as a fragmented collage of niche producers operating in disparate capacities along the supply chain. We strive to be the partner of choice for our customers, to meet them in their times of need with a vast array of manufacturing solutions. We do this by providing our customers an eCommerce experience where they can upload their part design and receive a rapid (or instantaneous) quote coupled with design for manufacturability feedback, evaluate the costs and lead times for a variety of manufacturing processes, and easily order parts at quantities 1 to 1 million-plus. From the time they upload their design, we maintain a continuous digital thread of the part, which enables us to be nimble and adapt to the changing needs of our customer.
We believe there are three significant trends disrupting the manufacturing industry today:
•SKU Proliferation – The increase in the number of products launched has been dramatic across many sectors.
•Shorter Product Life Cycles – New products are launching faster and more frequently than ever before, partially driven by the "internet of things" and other connected device trends, resulting in shorter lives in the market.
•Shift to E-commerce Sourcing – The first two trends, SKU proliferation and shorter product life cycles, put pressure on traditional supply chains causing many to adopt digital solutions and begin to invest in digital supply ecosystems.
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

Our Process
Our digital thread, which is the virtual representation of the part created by our proprietary software and mirrors the physical manufacturing process, has enabled us to reinvent manufacturing. Within our factories, our digital thread ties together each aspect of the online ordering and manufacturing processes, including 3D CAD modeling and visualization tools, proprietary design for manufacturability analysis (DFM), computer aided manufacturing, the manufacturing equipment, and the shop floor data collection systems. Digital manufacturing, and the addition of the digital thread, results in automation that reduces manufacturing and labor costs and increases throughput, enabling us to differentiate ourselves as one of the world’s fastest and most effective solutions for prototype and low volume production use cases.
Our technology allows us to manufacture a broad range of parts and products, across multiple industries and processes and enables us to serve a diverse set of customers. We currently serve all manufacturing industry verticals, with our top industries being medical and healthcare, computer electronics, industrial machinery and equipment, aerospace and automotive.
Customer Order
The customer order process begins when the customer uploads one or more 3D CAD models representing the desired part geometry through our web-based customer interfaces. Our websites provide a straightforward means for our customers to submit 3D CAD part designs, including managing projects with multi-part orders, across multiple services and capabilities. Our proprietary software uses complex algorithms to analyze the 3D CAD geometry, analyze its DFM and support the creation of an interactive, web-based quotation containing pricing and manufacturability information. The artificial intelligence and machine learning provided by each analysis allows us to continually improve our DFM technology. When the analysis is complete, a link to the quotation is then e-mailed to the customer, who can access the quotation, change a variety of order parameters, and instantly see the effect on price before finalizing the order.
Digital Manufacturing Process
Our internal manufacturing operations produce parts in-house, while our outsourced manufacturing operations automatically route the parts for production by a global network of premium manufacturing partners. Our proprietary software and business process automates the non-recurring manufacturing engineering in many of our services, removing time and cost from the manufacture of the custom part. With the integrated digital thread, data is shared through the continuum of the manufacturing process, from product conception and design upload to manufacturing, inspection and delivery. This ensures consistency, quality, and a high degree of automation. As a result of this automation, we are able to ship parts to customers with industry leading speed at scale. For parts produced by the manufacturing network, our proprietary software automatically routes the parts to the right manufacturing partner within minutes using an AI-infused smart order routing system built on machine learning data of millions of parts produced.
Our Growth Strategy
We currently operate in a global custom contract manufacturing market which is a form of outsourcing where companies enter into an arrangement or formal agreement with another company or individual for the manufacture of complete parts, products, or components. Since our inception, we have focused on areas where we could automate the manufacturing process via our digital model and we positioned ourselves to avoid routine, low margin, high-volume commoditized manufacturing. Our initial focus was on prototypes and simple parts and have added complexity over time. We have added product lines and expanded those product lines to meet the needs of our customers, which has ultimately driven our growth.
Initially, we focused on speed, reliability and quality as key components of our differentiation, and customers used us for production where there was a good fit. We have evolved from serving primarily fast response prototypes to broader customer use cases including higher requirements, such as a tighter tolerance, broader ranges of lead times and price points, and quality and process documentation to support production needs. We have further expanded our offering through the Protolabs Network to be able to serve our customers more holistically, augmenting our in-house manufacturing capabilities with a network of premium manufacturing partners to serve our customer needs that currently reside outside of our internal manufacturing capabilities. Our goal is to be the fastest, most reliable, and most comprehensive provider of custom parts in our four services. Combining our unprecedented in-house manufacturing with the broad capabilities and wide variety of price and lead time options through our manufacturing network expands our ability to provide value to our customers and differentiates us from competitors.

Competition
The market for custom parts manufacturing is fragmented, highly competitive and subject to rapid and significant technological change. Our potential competitors include:
•Other custom parts manufacturers. There are thousands of alternative manufacturing machine shops, injection molding suppliers, sheet metal fabricators, and 3D printing service bureaus and vendors worldwide. The size and scale of these businesses range from very small specialty shops to large, high-volume production manufacturers.
•Brokers. There are an increasing number of digital brokers that offer a network of manufacturers, generally a subset of the other custom parts manufacturers described above, that can offer a diverse range of capabilities, capacity, competitive pricing and desired lead times to meet customer demand.
•Captive in-house product manufacturing. Many larger companies undertaking product development have established additive rapid prototyping (3D printing), CNC machining, injection molding or sheet metal capabilities internally to support prototyping or manufacturing requirements of their product developers and engineers.
We believe that the key competitive factors in our industry include:
•Quality: dimensional accuracy, surface finish, color and cleanliness;
•Speed: turnaround time for quotations and parts;
•Reliability: highly reliable delivery with predictable lead times;
•Service: overall customer experience, from web interface to post-sales support;
•Capability: range of part sizes and dimensional complexities supported, variety of manufacturing processes offered, materials supported and post-processing provided;
•Scale: ability to support thousands of part designs in parallel;
•Capacity: ability to manage peaks in demand with very short lead times and no minimum order quantities; and
•Price: competitive mold and part pricing, including total cost of ownership.
We believe that our digital end-to-end manufacturing capabilities position us favorably and has enabled us to become a leader in our markets.
Corporate Responsibility and Sustainability
Our corporate responsibility and sustainability practices are built on a foundation of shared fundamental values of teamwork, trust and achievement, and help us to deliver strong financial results that create value for our Company and our shareholders in a way that respects our communities and the environments in which we operate.
•Teamwork – We are dedicated to the idea that a diversity of minds is better than one. Through open communication, we strive to collaborate with and include all of our colleagues to maximize our creativity and to make our good ideas great. We respect each other’s opinions. We help colleagues who are struggling to improve, so our success is everyone’s success.
•Trust – Our integrity is built on honest answers to our customers and colleagues. It is okay to make mistakes if we use them to learn. We navigate difficult situations with compassion. The success of our Company depends on the success of our people.
•Achievement – Speed and innovation are the cornerstones of our success. We are committed to being a solution for getting things done quickly and sustainably and a catalyst for great ideas for our shareholders, customers, the environment and each other. We are responsible for our performance, our results and our future.

2023 Environmental, Social and Governance Strategy and Risk Assessment Process
Our board of directors, executives and leaders throughout the organization have identified our top environmental, social and governance (ESG) priorities. The figure below shows our ESG priorities in terms of both importance to shareholders and our Company’s success.

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
TIER 2
TIER 1
Important to PRLB Business Success

Our environmental key priorities include:
•Environmental compliance
•Energy use reduction
•Waste management/recycling
In 2023, we devoted resources to manage increasing costs of energy, particularly in the European region, and seek opportunities to reduce our consumption of energy resources. In addition, our teams continue to evaluate opportunities to increase recycling of scrap or other waste material in our manufacturing operations, and reduce our waste impact on landfills.
Our social key priorities include:
•Ethics and integrity
•Employee health and well being
•Diversity, equity and inclusion
In 2023, our global human resources leadership advanced our social initiatives as we continue to integrate operations of the factory and network. This work includes acknowledging the vast and growing diversity we have in our global organization and engaging employees throughout the organization to define our values and culture, which we will deploy in 2024.

Our governance key priorities include:
•Ethics, compliance and transparency
•Regulatory management
•Risk and crisis management
In 2023, we expanded our enterprise risk management (ERM) program by embedding ERM into our strategic goal-setting processes. This included in-depth risk-based conversations regarding strategic alternatives and defining actions to mitigate risk. The results of the enterprise risk management program will be used to drive governance key priorities and company strategy in 2024 and beyond. In addition, we established policies and identified leaders to comply with the new cybersecurity regulations effective in 2023.
Environmental
•Digital Manufacturing Drives Sustainability
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
When paired with a robust e-commerce platform, digital manufacturing can also increase efficiencies in material selection and usage, the procurement process, and accelerate innovation. Furthermore, reducing scrap rate requires monitoring systems that enable automated process cycle sheet generation, ensuring run-to-run repeatability and reducing operator error. This kind of monitoring system can improve consistency in part production and reduce scrap costs, especially in injection molding and parts nonconformance. We believe sustainability in product development, and in manufacturing, is the future and we will continue to support our customers in their own sustainability journeys.
•Environmental Initiatives
We are committed to having a positive impact on the environment. In 2023, we again hosted InspirON in Europe, an online knowledge sharing event to focus on what design engineers need to consider when developing sustainable products for manufacturing. The event was designed to provide insight into designing more sustainable products and to explore how design can help make the manufacturing process greener and more efficient. The event covered topics ranging from: manufacturing innovation in the face of adversity, using rapid manufacturing to solve complex development challenges, and practical innovation for production methods.
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

Social
•Diversity, Equity and Inclusion
At Protolabs, diversity, equity and inclusion matters. We are committed to nurturing a culture where we celebrate diversity, equity and inclusivity as a way of life. Our diversity and inclusion efforts start at the top with our board regularly reviewing initiatives. Our Diversity, Equity and Inclusion (DEI) Leadership Council was established to promote honest conversations, influence best practices and educate our employees. Our DEI Leadership Council members are employee representatives chosen from various functions and locations to work directly with our leadership team to drive change in our work environment. We also require certain employees to participate in annual unconscious bias training to further foster a work environment of fairness and sensitivity. As we continue to grow, we will continue to emphasize employee safety and having an inclusive work environment as top priorities. Our goal is to build diverse teams throughout the global organization and be a role model for the communities where we work and live. Uniqueness defines us as a company, from our custom products to our employees. Our pledge is to promote a global culture that invites, recognizes and embraces each individuals' contributions to make a stronger “US”.
•Workforce Demographics
As of December 31, 2023, we had 2,415 full-time employees, including 1,672 full-time employees in the United States and 743 full-time employees in Europe. We also regularly use independent contractors and other temporary employees across the organization to augment our regular staff. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified, diverse and inclusive personnel.
We are an equal opportunity employer, and we believe that a diverse workforce made up of people with different ideas, strengths, interests and cultural backgrounds drives employee and business success. Our workforce is composed of a diverse group of engineers, technicians and business professionals from around the world and every walk of life.
We believe our employees are critical to our success and continually seek employee feedback to enhance employee engagement. In 2023, our attrition rates were higher than historical averages and were impacted by actions we took during the year to reduce our workforce in areas of the business that experienced lower volumes. Our attrition rates for the years ended December 31, 2023 were 20.4% and 23.9% in the United States and Europe, respectively.
•Compensation and Benefits
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

•Education
We firmly believe that investing in the education of our employees is critical to our success. Our employees are provided access to a robust learning management system that offers hundreds of courses on various topics ranging from compliance to leadership to job-specific skills. In 2023 and 2022, employees spent an average of 35 and 36 hours, respectively, per employee in training sessions. We provide an Educational Assistance Program for employees, which offers financial assistance for both professional and personal development to inspire employees to continuously enhance their skills and knowledge. We have a customized leadership development program designed for current and aspiring managers in search of developing their leadership skills. The program provides training on topics that are aligned with our Leadership Principles and our Core Values. In 2023, we completed the first year of our mentorship program to provide opportunity for mentors and mentees to accelerate their personal and professional development through a one-on-one guided relationship.
To ensure our industry remains robust, we are committed to supporting Science, Technology, Engineering and Mathematics (STEM) programs in the cities where we have facilities. Through the Protolabs Foundation, we provide STEM education grants to eligible organizations. In addition, we partner with schools, colleges, and universities to provide various outreach opportunities and sponsorships.
•Health, Safety and Wellness
We are committed to providing a safe and healthy working environment that minimizes health and safety risks. Our processes support accident prevention and prioritizes the health and safety of all our employees and all others affected by their activities. We provide and require our employees to use personal protective equipment at all times. To ensure our employees understand the importance of safety, we provide regular, mandatory training.
We strive to continuously improve our employees’ health, safety, and wellness. Our “I Am” safety program teaches that safety is the responsibility of every individual in our organization. We believe this program is the basis for our excellent safety compliance record. We believe that our employees are our most valuable asset, and their safety and health is among our top priorities.
In addition to concentrating on employee safety in the workplace, we also focus on the overall wellbeing of our employees. We continue to invest in a variety of employee health and wellness programs, including gym membership discounts, on-site fitness classes at certain facilities, wellness newsletters and learning sessions, and by providing various Employee Assistance Programs.
•Charitable Giving
We pride ourselves in being a responsible corporate citizen through our Protolabs Foundation. We support several charitable causes with our Employee Matching, Cool Ideas, and Major Gifts Programs. The Foundation’s efforts serve as a sustaining investment in the future of the communities where our employees live and work, and a commitment to build talent to support the future employment needs of the manufacturing industry. ProtoGivers, our employee led community involvement team, organizes a wide variety of charitable activities, including blood drives, working for Habitat for Humanity projects, volunteering for Feed My Starving Children, and making financial contributions to charitable causes, many of which are matched through the Protolabs Foundation Employee Giving Program. Our financial support and our community outreach programs are intended to improve the quality of life in the communities where we have facilities.
•Human Rights
We recognize our responsibility to protect human rights and we are committed to fostering an organizational culture which promotes support for internationally recognized human rights and labor standards. We strive to respect and promote human rights in accordance with the UN Guiding Principles on Business and Human Rights in our relationship with our employees, customers, and suppliers. We have established a Human Rights Policy which is available on the Investor Relations section of our website.

•Supply Chain
We are committed to conducting our business in accordance with the highest ethical standards and in compliance with all applicable laws, rules, and regulations. We expect our suppliers to share our principles and uphold our standards and for each to develop policies and programs as appropriate to ensure that all workers understand and adhere to these standards. We have established a Vendor Code of Conduct Policy, including guidance on anti-bribery, privacy, and data protection; responsible sourcing of materials; environmental standards; labor and human rights and anti-tax evasion. Our full policy is available on the Investor Relations section of our website.
Intellectual Property
We regard our patents, trademarks, service marks, trade dress, trade secrets, copyrights, domain names and other intellectual property as valuable to our business and rely on patent, trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, vendors and others to protect our proprietary rights. We register our patents, trademarks and service marks in the United States and other jurisdictions as we deem appropriate. As of December 31, 2023, we owned and had applications pending for patents relating to various aspects of our quoting and manufacturing processes as follows:

Jurisdiction	Issued Patents	Applications Pending
United States	46	15
United Kingdom	3	0
Netherlands	1	0
Our patents have expiration dates ranging from 2025 to 2043. We also owned approximately 30 registered United States trademarks or service marks as of December 31, 2023, with corresponding registered protection in Europe and Japan for the most important of these marks such as PROTO LABS, HUBS, PROTOMOLD, FIRSTCUT, PROTOQUOTE, FIRSTQUOTE, PROTOFLOW and FINELINE, corresponding approved protection in Canada for PROTO LABS, FIRSTCUT and FINELINE, and corresponding registered protection in Australia, Canada and Mexico for PROTOMOLD. There can be no assurance that the steps we take to protect our proprietary rights will be adequate or that third parties will not infringe or misappropriate such rights. We have been subject to claims and expect to be subject to legal proceedings and claims from time to time in the ordinary course of our business. In particular, we may face claims from third parties that we have infringed their patents, trademarks or other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. Any unauthorized disclosure or use of our intellectual property could make it more expensive to do business and harm our operating results.
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

Robert Bodor	51	President, Chief Executive Officer and Director
Daniel Schumacher	49	Chief Financial Officer
Oleg Ryaboy	48	Chief Technology Officer
Michael R. Kenison	52	Vice President/General Manager – Americas
Bjoern Klaas	54	Vice President/General Manager and Managing Director – Europe, Middle East and Africa
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
Oleg Ryaboy. Mr. Ryaboy has served as our Chief Technology Officer since September 2022. Prior to joining Proto Labs, Mr. Ryaboy held several roles at Digital River, a global e-commerce platform and software-as-a-service company providing online storefronts, from 2010 to 2022, most recently as Chief Technology Officer and Senior Vice President from 2015 to 2022. Prior to his role of Chief Technology Officer at Digital River, Mr. Ryaboy served as its Vice President of Software Development and Architecture from 2011 to 2015.
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
We believe that our continued revenue growth will depend on many factors, a number of which are out of our control, including among others, our ability to:
•retain and further penetrate existing customer companies, as well as attract new customer companies;
•consistently execute on custom part orders in a manner that satisfies product developers’ and engineers’ needs and provides them with a superior experience;
•develop new technologies or manufacturing processes and broaden the range of parts we offer;
•successfully execute on our international strategy and expand into new geographic markets;
•capitalize on customer expectations for access to comprehensive, user-friendly e-commerce capabilities 24 hours per day, 7 days per week;
•increase the strength and awareness of our brand across geographic regions;
•respond to changes in customer needs, technology and our industry;
•successfully integrate operations and offerings of acquisitions;
•react to challenges from existing and new competitors;
•continue to attract and retain R&D professionals who will continue to expand our technologies; and
•respond to an economic recession which negatively impacts manufacturers' ability to innovate and bring new products to market.
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
Our system stores, processes and transmits our customers’ confidential information, including the intellectual property in their part designs and other sensitive data. We rely on encryption, authentication and other technologies licensed from third parties, as well as administrative and physical safeguards, to secure such confidential information. Any compromise of our information security could damage our reputation and brand and expose us to a risk of loss, costly litigation and liability that would substantially harm our business and operating results. The rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. We may not have adequately assessed the internal and external risks posed to the security of our company’s systems and information and may not have implemented adequate preventive safeguards or take adequate reactionary measures in the event of a security incident. In addition, most states have enacted laws requiring companies to notify individuals and often state authorities of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our existing and prospective customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether successful or not, would harm our reputation and brand and could cause the loss of customers.
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
We have established our operations in the United States and Europe and are seeking to further expand our international operations. Our international revenue accounted for approximately 21% of our total revenue in each of the years ended December 31, 2023, 2022 and 2021. The future growth and profitability of our international business is subject to a variety of risks and uncertainties. Many of the following factors have adversely affected our international operations and sales to customers located outside of the United States and may again in the future:
•difficulties in staffing and managing foreign operations, particularly in new geographic locations;
•challenges in providing solutions across a significant distance, in different languages and among different cultures;
•rapid changes in government, economic and political policies and conditions, political or civil unrest or instability, terrorism or epidemics, and other similar outbreaks or events;
•fluctuations in foreign currency exchange rates;

•compliance with and changes in foreign laws and regulations, as well as U.S. laws affecting the activities of U.S. companies abroad, including those associated with export controls, tariffs and embargoes, other trade restrictions and antitrust and data privacy concerns;
•different, complex and changing laws governing intellectual property rights, sometimes affording companies lesser protection in certain areas;
•seasonal reductions in business activity in certain parts of the world, particularly during the summer months in Europe and holiday season;
•higher costs of doing business internationally;
•interruptions resulting from any events affecting raw material supply or manufacturing capabilities abroad;
•protectionist laws and business practices that favor local producers and service providers;
•taxation;
•energy costs;
•restrictions imposed by local labor practices and laws on our business and operations;
•workforce uncertainty in countries where labor unrest is more common than in the United States;
•transportation delays; and
•increased payment risk and higher levels of payment fraud.
Our business depends on customer demand for our product lines, the general economic health of current and prospective customers, and companies’ desire or ability to make investments in new products. A deterioration of global, regional or local political, economic or social conditions could affect potential customers in ways that reduce demand for our product lines, disrupt our manufacturing and sales plans and efforts or otherwise negatively impact our business. Acts of terrorism, wars, public health issues and increased energy costs could disrupt commerce in ways that could impair our ability to get products to our customers and increase our manufacturing and delivery costs. We have not undertaken hedging transactions to cover our foreign currency exposure, and changes in foreign currency exchange rates may negatively impact reported revenue and expenses. In addition, our sales are often made on unsecured credit terms, and a deterioration of political, economic or social conditions in a given country or region could reduce or eliminate our ability to collect accounts receivable in that country or region. In any of these events, our results of operations could be materially and adversely affected.
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
All of our in-house manufacturing products are produced in 10 manufacturing facilities, located in Rosemount, Minnesota; Plymouth, Minnesota; Brooklyn Park, Minnesota; Cary, North Carolina (2 facilities); Nashua, New Hampshire (2 facilities); Telford, United Kingdom; Putzbrunn, Germany; and Eschenlohe, Germany. These facilities and the manufacturing equipment we use would be costly to replace and could require substantial lead time to repair or replace. Our facilities may be harmed by natural or man-made disasters, including, without limitation, earthquakes, floods, tornadoes, fires, hurricanes, tsunamis and nuclear disasters.
In the event any of our facilities are affected by a disaster, we may:
•be unable to meet the shipping deadlines of our customers;
•experience disruptions in our ability to process submissions and generate quotations, manufacture and ship parts, provide marketing and sales support and customer service, and otherwise operate our business, any of which could negatively impact our business;
•be forced to rely on third-party manufacturers;
•need to expend significant capital and other resources to address any damage caused by the disaster; and
•lose customers and be unable to regain those customers.
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
Our business and our customer base have been built primarily through organic growth. However, from time to time, we may selectively pursue acquisitions, strategic relationships, joint ventures or investments that we believe may allow us to complement our growth strategy, increase market share in our current markets or expand into other markets, or broaden our technology, intellectual property or product line capabilities. For example, in April 2014, we acquired FineLine to enable us to offer our customers 3D printing manufacturing processes; in October 2015, we acquired Alphaform to enable us to expand our 3D printing capabilities in Europe; in November 2017, we acquired RAPID to enable us to offer our customers Sheet Metal and expand our CNC Machining processes; and in 2021 we acquired Hubs to provide our customers with on-demand access to a global network of premium manufacturing partners. We cannot forecast the number, timing or size of any future acquisitions or other similar strategic transactions, or the effect that any such transactions might have on our operating or financial results. Such transactions may be complex, time consuming and expensive, and may present numerous challenges and risks including:
•an acquired company, asset or technology not furthering our business strategy as anticipated;
•difficulties entering and competing in new product or geographic markets and increased competition, including price competition;
•integration challenges;
•challenges in working with strategic partners and resolving any related disagreements or disputes;
•high valuation for a company, asset or technology, or changes in the economic or market conditions or assumptions underlying our decision to acquire;
•significant problems or liabilities associated with acquired businesses, assets or technologies, including increased intellectual property and employment related litigation exposure;
•an acquisition that results in a significant amount of goodwill being recognized, which could result in future impairment charges that would reduce our earnings; and
•requirements to record substantial charges and amortization expenses related to certain purchased intangible assets, deferred stock compensation and other items, as well as other charges or expenses.

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
Our success depends on our ability to deliver products and product lines that meet the needs of customers and to effectively respond to changes in our industry.
Our business has been, and, we believe, will continue to be, affected by changes in customer requirements and preferences, rapid technological change, new product and product line introductions and the emergence of new standards and practices, any of which could render our technology, products and product lines less attractive, uneconomical or obsolete. To the extent that our customers’ need for quick-turn parts decreases significantly for any reason, it would likely have a material adverse effect on our business and operating results and harm our competitive position. In addition, CAD simulation and other technologies may reduce the demand for physical prototype parts. Therefore, we believe that to remain competitive, we must continually enhance and improve our technology, product offerings and product lines.
In particular, we plan to increase our research and development efforts and to continue to focus a significant portion of those efforts to further develop our technology in areas such as our interactive user interface and manufacturing processes and broaden the range of parts that we are able to manufacture. We believe successful execution of this part of our business plan is critical for our ability to compete in our industry and grow our business, and there are no guarantees we will be able to do so in a timely fashion, or at all. Failures in this area could adversely impact our operating results and harm our reputation and brand. Even if we are successful in executing in these areas, our industry is subject to rapid and significant technological change, and our competitors may develop new technologies, processes and product lines that are superior to ours. Our research and development costs were approximately $40.1 million, $38.2 million and $44.2 million for the years ended December 31, 2023, 2022 and 2021, respectively, and there is no guarantee that these costs will enable us to maintain or grow our revenue profitability. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for additional discussion related to research and development costs.
Our failure to meet our customers' expectations regarding quick turnaround time would adversely affect our business and results of operations.
We believe many customers are facing increased pressure from global competitors to be first to market with their finished products, often resulting in a need for quick turnaround of custom parts. We believe our ability to quickly quote, manufacture and ship custom parts has been an important factor in our results to date. If we fail to meet our customers’ expectations regarding turnaround time in any given period, our business and results of operations will likely suffer.
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
We believe many customers have a need for specific quality of their parts. We believe our ability to create parts within customer specifications is an important factor in our results to date. If we fail to meet our customers’ specifications in any given period, demand for our products and product lines could be negatively impacted and our business and results of operations could suffer.

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
Our business depends in part on our ability to process a large volume of new part designs from a diverse group of customers and successfully identify significant opportunities for our business based on those submissions.
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
We may be subject to product liability claims, which could result in material expense, diversion of management time and attention and damage to our business, reputation, and brand.
The parts we manufacture may contain undetected defects or errors that are not discovered until after the products have been installed and used by customers. This could result in claims from customers or others, damage to our business and reputation and brand, or significant costs to correct the defect or error.
We attempt to include provisions in our agreements with customers that are designed to limit our exposure to potential liability for damages arising from defects or errors in our products. However, it is possible that these limitations may not be effective as a result of unfavorable judicial decisions or laws enacted in the future.
The sale and support of our products entails the risk of product liability claims. Any product liability claim brought against us, regardless of its merit, could result in material expense, diversion of management time and attention, damage to our business, reputation, and brand, and cause us to fail to retain existing customers or to fail to attract new customers.

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
We are a multinational company based in the United States and subject to tax in multiple tax jurisdictions, both domestic and abroad. Our future effective tax rates could be adversely affected by changes in statutory tax rates or interpretation of tax rules, and regulations in jurisdictions in which we do business, changes in the amount of revenue or earnings in the countries with varying statutory tax rates, or by changes in the valuation of deferred tax assets and liabilities.
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

Due to this and the other risks discussed in this “Risk Factors” section, you should not rely on quarter-to-quarter or year-to-year comparisons of our operating results as an indicator of future performance.
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
In the year ended December 31, 2023, our common stock traded as high as $40.47 and as low as $23.01. The market for our common stock may become less active, liquid or orderly, which could depress the trading price of our common stock. Some of the factors, many of which are outside of our control, that may cause the market price of our common stock to fluctuate include:
•the public’s response to press releases or other public announcements by us or third parties, including our filings with the Securities and Exchange Commission and announcements relating to litigation;
•the projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•changes in the market valuations of similar companies;
•changes in accounting principles;
•the sustainability of an active trading market for our common stock;
•future sales of our common stock by us or our shareholders, including sales by our officers, directors and significant shareholders; and
•share price and volume fluctuations attributable to inconsistent trading levels of our shares.
Due to the factors above and the other risks discussed in this “Risk Factors” section, our stock is subject to volatility. In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. In the past, shareholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.
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
Our Third Amended and Restated Articles of Incorporation, as amended, and Third Amended and Restated By-Laws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors. These provisions:
•permit our board of directors to issue up to 10,000,000 shares of preferred stock, with any rights, preferences and privileges as our board may designate, including the right to approve an acquisition or other change in our control;
•provide that the authorized number of directors may be changed by resolution of the board of directors;
•provide that all vacancies, including newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;
•provide that shareholders seeking to present proposals before a meeting of shareholders or to nominate candidates for election as directors at a meeting of shareholders must provide notice in writing in a timely manner, comply with Rule 14a-9 under the Securities Exchange Act of 1934, as amended, and also specify requirements as to the form and content of a shareholder’s notice; and
•do not provide for cumulative voting rights.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We have an enterprise-wide information security program designed to identify, protect, detect and respond to and manage reasonably foreseeable cybersecurity risks and threats. To protect our information systems from cybersecurity threats, we use various security tools that help prevent, identify, escalate, investigate, resolve and recover from identified vulnerabilities and security incidents in a timely manner. These include, but are not limited to, internal reporting, and monitoring and detection tools to allow our information security team members to assist us in identifying vulnerabilities in our systems before they are exploited by malicious threat actors. Leadership for our information security team, including our Chief Technology Officer, consist of professionals with cybersecurity expertise across multiple industries.

We also maintain a third party security program to identify, prioritize, assess, mitigate and remediate third party risks; however, we rely on the third parties we use to implement security programs commensurate with their risk, and we cannot ensure in all circumstances that their efforts will be successful.
As part of our cybersecurity risk management system, our information security team tracks and logs privacy and security incidents across our Company, our vendors, and other third-party service providers to remediate and resolve any such incidents. Significant incidents are reviewed regularly by a cross-functional working group including legal, SEC regulation and information security professionals to determine whether further escalation is appropriate. Any incident assessed as potentially being or potentially becoming material is immediately escalated for further assessment, and then reported to designated members of our senior management. We consult with outside counsel as appropriate, including on materiality analysis and disclosure matters, and our senior management makes the final materiality determinations and disclosure and other compliance decisions.
The board oversees our annual enterprise risk assessment, where we assess key risks within the Company, including security and technology risks and cyber security threats. The audit committee has oversight responsibility for risks and incidents relating to cybersecurity threats, including compliance with disclosure requirements, cooperation with law enforcement, and related effects on financial and other risks, and it reports any findings and recommendations, as appropriate, to the full board for consideration. Our executive leadership team regularly discusses cyber risks and trends and, should they arise, any material incidents with the audit committee.
Our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. For more information on our cybersecurity related risks, see Item 1A Risk Factors of this Annual Report on Form 10-K.
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
We own a facility in Cary, North Carolina that encompasses approximately 77,000 square feet of manufacturing and office space. In 2021, we entered into a lease agreement to expand our additive manufacturing footprint at a second location, which added approximately 120,000 square feet in 2023. The lease contained a right to purchase option that we exercised in 2023.
In 2021, we consolidated facilities in Nashua, New Hampshire reducing our total footprint by approximately 18,000 square feet. In May 2021, we purchased one of our previously leased facilities and continue to lease a second facility. The lease expires in 2026. The New Hampshire facilities provide a total of approximately 128,000 square feet of manufacturing and office space.
We lease a facility in Chicago, Illinois that encompasses approximately 10,000 square feet of office space utilized to support our outsourced manufacturing operations. The lease expires in 2026.
Europe
Our European operations are headquartered in Telford, United Kingdom in a facility we own encompassing approximately 163,000 square feet of office and manufacturing space. We own a facility in Putzbrunn, Germany which encompasses approximately 70,000 square feet of office and manufacturing space.

We also lease office space in Mosbach, Germany; Le Bourget du Lac, France; Novara, Italy and Nacka, Sweden for sales, customer service and technical support staff. The leases expire at various times from 2024 to 2025. We also lease a manufacturing and office facility encompassing approximately 21,000 square feet in Eschenlohe, Germany. The lease expires in 2029.
We lease a facility in Amsterdam, Netherlands that encompasses approximately 12,000 square feet of office space utilized to support our outsourced manufacturing operations. The lease expires in 2025.
Japan
In December 2023, we dissolved our Japan operations headquartered in Zama, Kanagawa, Japan (southwest of Tokyo), where we operated in a leased facility which encompassed approximately 88,000 square feet of office and manufacturing space. The lease expired in 2023.
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
As of January 25, 2024, we had 11 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.
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
Performance Graph
The following graph shows a comparison from December 31, 2018 through December 31, 2023 of the cumulative total return for our common stock, the S&P 500 Index and the Russell 2000 Index. We have selected the Russell 2000 Index because the Russell 2000 Index measures the performance of the small market capitalization segment of U.S. equity instruments and we are a member company included in the Russell 2000 Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the S&P 500 Index and the Russell 2000 Index assume reinvestment of dividends.

Proto Labs Inc.
Total Return Performance
Index Value
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
12/31/18
6/30/19
12/31/19
6/30/20
12/31/20
6/30/21
12/31/21
6/30/22
12/31/22
6/30/23
12/31/23
Proto Labs, Inc
S&P 500
Russell 2000

Index	12/31/2018	6/30/2019	12/31/2019	6/30/2020	12/31/2020	6/30/2021	12/31/2021	6/30/2022	12/31/2022	6/30/2023	12/31/2023
Proto Labs, Inc.	100.00	102.86	90.03	99.72	136.00	81.39	45.53	42.42	22.63	31.00	34.54
S&P 500	100.00	117.35	128.88	123.67	149.83	171.43	190.13	151.00	153.16	177.53	190.27
Russell 2000	100.00	116.17	123.72	106.88	146.44	171.33	166.50	126.65	130.60	140.06	150.31
Unregistered Sales of Equity Securities and Issuer Purchases of Equity Securities
On February 9, 2017, our board of directors authorized the repurchase of shares of our common stock from time to time on the open market or in privately negotiated purchases, at an aggregate purchase price of up to $50 million. On May 16, 2019, we announced that our board of directors approved a $50 million increase in our authorized stock repurchase program and extended the term of the program through December 31, 2023, which increased the stock repurchase program to $100 million. On December 8, 2021, our board of directors approved another $50 million increase in our authorized stock repurchase program, which increased the total repurchases authorized to $150 million. On November 17, 2022, our board of directors approved $50 million increase in our authorized stock repurchase program, which increased the total repurchases authorized to $200 million and extended the term of the program through December 31, 2024. On February 7, 2023 our board of directors approved a $50 million increase in our authorized stock repurchase program, which increased the stock repurchase authorized to $250 million. We have $88.4 million remaining under this authorization. The timing and amount of any share repurchases will be determined by our management based on market conditions and other factors.

During the year ended December 31, 2023, we repurchased 1,392,921 shares at an average price of $31.52 per share for an aggregate purchase price of $43.9 million.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1, 2023 through October 31, 2023	—	$—	—	$93,258
November 1, 2023 through November 30, 2023	74,658	$36.62	74,658	$90,524
December 1, 2023 through December 31, 2023	58,677	$36.81	58,677	$88,364
	133,335	$36.70	133,335	$88,364
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward- looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. This Management's Discussion and Analysis (MD&A) generally discusses fiscal years 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of fiscal year 2021 items and year-to-year comparisons between 2022 and 2021 are not included in this MD&A, and can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7. of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 21, 2023.
Overview
We are one of the world’s largest, fastest, and most comprehensive digital manufacturers of custom parts. We manufacture prototypes and low-volume production parts for companies worldwide that are under increasing pressure to bring their finished products to market faster than their competition. We utilize injection molding, computer numerical control (CNC) machining, 3D printing and sheet metal fabrication to manufacture custom parts for our customers. Our proprietary technology eliminates most of the time-consuming and expensive skilled labor conventionally required to quote and manufacture parts. Through the acquisition of Hubs (formerly 3D Hubs, Inc.) (Hubs) in 2021, we provide our customers access to a global network of premium manufacturing partners who reside across North America, Europe and Asia. In January 2024, we rebranded Hubs to the Protolabs Network by Hubs (Protolabs Network). The Protolabs Network complements our in-house manufacturing, enabling us to significantly increase the size, complexity breadth of manufacturing processes, lead times and prices of the parts we produce. Our customers conduct nearly all their business with us over the Internet. We target our products at the millions of product developers and engineers who use three-dimensional computer-aided design (3D CAD) software to design products across a diverse range of end-markets, to the procurement and supply chain professionals seeking to easily and efficiently source custom parts on-demand, and to a wide variety of customers seeking to purchase low-volume custom parts.
We currently operate in a global custom contract manufacturing market which is a form of outsourcing where companies enter into an arrangement or formal agreement with another company or individual for the manufacture of complete parts, products, or components. Since our inception, we have focused on areas where we could automate the manufacturing process via our digital model and we positioned ourselves to avoid routine, low margin, high-volume commoditized manufacturing. Our initial focus was on prototypes and simple parts and have added complexity over time. We have added product lines and expanded those product lines to meet the needs of our customers, which has ultimately driven our growth. In 2022, we launched the first iteration of our integrated offer in Europe and followed with the launch in the United States in early 2023. The integrated offer allows us to offer CNC manufacturing for eligible parts through the combination of our internal digital manufacturing and our digital network of manufacturing partners. We also continually seek to enhance other aspects of our technology and manufacturing processes, including our interactive web-based and automated user interface and quoting system. We intend to continue to invest significantly to enhance our technology and manufacturing processes and expand the range of our existing capabilities with the aim of meeting the needs of a broader set of customers. As a result of the factors described above, many of our customers tend to return to Proto Labs to meet their ongoing needs.
We have established our operations in the United States and Europe. Previously we had established operations in Japan. On May 27, 2022, the Company's board of directors approved a plan for the closure of the Company's manufacturing facility in Japan and announced an intention to cease operations in the region. The Company dissolved its Japan operations in December 2023. Our revenue outside of the United States accounted for approximately 21% of our consolidated revenue in each of the years ended December 31, 2023 and 2022. We intend to continue to expand our international sales efforts and believe opportunities exist to serve the needs of customers in select new geographic regions.
We have grown our total revenue from $488.1 million in the year December 31, 2021 to $503.9 million in the year ended December 31, 2023. During this period, our operating expenses increased from $182.3 million in the year ended December 31, 2021 to $193.8 million in the year ended December 31, 2023. Our recent growth in revenue has been accompanied by increased cost of revenues and operating expenses. We expect to increase investment in our operations to support anticipated future growth as discussed more fully below.
In addition, we believe that a number of trends affecting our industry have affected our results of operations and may continue to do so. For example, we believe that many of our target customers are facing three mega trends, which are disrupting long-term product growth models. We believe our customers are facing increased pressure to shorten product life-cycles, to embed products with connectivity driven by the "internet of things" technology, and to deliver products that are personalized and customized to unique customer specifications. We believe we continue to be well positioned to benefit from these trends, given our proprietary technology that enables us to automate and integrate the majority of activities involved in procuring custom parts. As a result, the adoption of e-commerce manufacturing has accelerated, which allows opportunity for us to provide valuable solutions to customers looking to build resiliency in their supply chains through fast, on-demand manufacturers. While our business may be positively affected by these trends, our results may also be favorably or unfavorably impacted by other trends that affect customer orders for custom parts, including, among others, economic conditions, changes in customer preferences or needs, developments in our industry and among our competitors, and developments in our customers' industries. For a more complete discussion of the risks facing our business, see Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K.
Key Financial Measures and Trends
Revenue
Our operations are comprised of two geographic operating segments in the United States and Europe. On May 27, 2022, the Company's board of directors approved a plan for the closure of the Company's manufacturing facility in Japan and announced an intention to cease operations in the region. The Company dissolved its Japan operations in December 2023.
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
Our revenue is generated from a diverse customer base and our historical and current efforts to increase revenue have been directed at gaining new customers and selling to our existing customer base by increasing marketing and selling activities, including:
•expanding the breadth and scope of our products by adding more sizes and materials to our offerings;
•the introduction of our 3D Printing product line through our acquisition of FineLine in 2014;
•expanding 3D printing to Europe through our acquisition of Alphaform in October 2015;
•the introduction of our Sheet Metal product line through our acquisition of RAPID in 2017;
•continuously improving the usability of our product lines such as our web-centric applications; and

•providing customers with on-demand access to a global network of premium manufacturing partners through our acquisition of Hubs in January 2021.
During 2023, we served 53,464 unique customer contacts who purchased our products through our web-based customer interface, a decrease of 5.1% over the same period in 2022.
During 2022, we served 56,333 unique customer contacts who purchased our products through our web-based customer interface, an increase of 1.8% over the same period in 2021.
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
Our business model requires that we invest in our capacity well in advance of demand to ensure we can fulfill the expectations for quick delivery of our products to our customers. Therefore, over the last several years, we have made significant investments in additional factory space, equipment and infrastructure across our geographic segments. We expect to continue to grow in future periods, which will result in the need for additional investments in factory space and equipment. We expect that these additional costs for factory and equipment expansion can be absorbed by revenue growth, and allow gross margins by product line to remain relatively consistent over time. Our addition of Hubs in 2021 provides a complementary opportunity to add revenue growth through the use of premium manufacturing partners, without the significant investments required by our internal manufacturing business model.
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
Changes in fair value of contingent consideration. Our contingent consideration liability is related to our acquisition of Hubs in 2021, was evaluated quarterly for changes in fair value, and was written off in 2021.
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
Provision for Income Taxes
Provision for income taxes is comprised of federal, state, local and foreign taxes based on pre-tax income. Overall, our effective tax rate for 2023 and beyond may differ from historical effective tax rates due to changes in losses in foreign operations that are not eligible for tax benefits on account of valuation allowances, as well as any future tax law changes that may impact the effective tax rate.

Results of Operations
The following table summarizes our results of operations and the related changes for the periods indicated. The results below are not necessarily indicative of the results for future periods.

	Year Ended December 31,				Change		Year Ended December 31,				Change
(dollars in thousands)	2023		2022		$	%	2022		2021		$	%

Revenue	$503,877	100.0%	$488,398	100.0%	$15,479	3.2	$488,398	100.0%	$488,098	100.0%	$300	0.1
Cost of revenue	281,884	55.9	272,933	55.9	8,951	3.3	272,933	55.9	265,407	54.4	7,526	2.8
Gross profit	221,993	44.1	215,465	44.1	6,528	3.0	215,465	44.1	222,691	45.6	(7,226)	(3.2)
Operating expenses:
Marketing and sales	87,688	17.4	82,752	17.0	4,936	6.0	82,752	17.0	82,175	16.8	577	0.7
Research and development	40,135	8.0	38,222	7.8	1,913	5.0	38,222	7.8	44,241	9.1	(6,019)	(13.6)
General and administrative	65,788	13.1	67,544	13.8	(1,756)	(2.6)	67,544	13.8	68,436	14.0	(892)	(1.3)
Goodwill impairment	-	-	118,008	24.2	(118,008)	*	118,008	24.2	—	—	118,008	*
Closure of Japan business	215	-	6,922	1.4	(6,707)	*	6,922	1.4	—	—	6,922	*
Changes in fair value of contingent consideration	—	—	—	—	—	*	—	—	(12,503)	(2.6)	12,503	*
Total operating expenses	193,826	38.5	313,448	64.2	(119,622)	(38.2)	313,448	64.2	182,349	37.3	131,099	71.9
Income (loss) from operations	28,167	5.6	(97,983)	(20.1)	126,150	128.7	(97,983)	(20.1)	40,342	8.3	(138,325)	(342.9)
Other (expense) income, net	(215)	(0.1)	106	-	(321)	(302.8)	106	-	(158)	—	264	(167.1)
Income (loss) before income taxes	27,952	5.5	(97,877)	(20.1)	125,829	128.6	(97,877)	(20.1)	40,184	8.2	(138,061)	(343.6)
Provision for income taxes	10,732	2.1	5,585	1.1	5,147	92.2	5,585	1.1	6,812	1.4	(1,227)	(18.0)
Net income (loss)	$17,220	3.4%	$(103,462)	(21.2%)	$120,682	116.6%	$(103,462)	(21.2%)	$33,372	6.8%	$(136,834)	(410.0%)

*Percentage change not meaningful
Stock-based compensation expense included in the statements of comprehensive income data above is as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021

Stock options and other	$14,550	$16,103	$17,553
Employee stock purchase plan	1,439	1,442	1,542
Total stock-based compensation expense	$15,989	$17,545	$19,095

Cost of revenue	$1,840	$2,172	$2,595
Operating expenses:
Marketing and sales	3,426	3,295	3,736
Research and development	2,556	2,189	2,833
General and administrative	8,167	9,889	9,931
Total stock-based compensation expense	$15,989	$17,545	$19,095

Comparison of Years Ended December 31, 2023 and 2022
Revenue
Revenue by reportable segment and the related changes for 2023 and 2022 is summarized as follows:

	Year Ended December 31,
	2023		2022		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue
United States	$396,821	78.8%	$387,399	79.3%	$9,422	2.4%
Europe	107,056	21.2	92,770	19.0	14,286	15.4
Japan	—	—	8,229	1.7	(8,229)	(100.0)
Total revenue	$503,877	100.0%	$488,398	100.0%	$15,479	3.2%

Our revenue increased $15.5 million, or 3.2%, for 2023 compared with 2022. By reportable segment, revenue in the United States increased $9.4 million, or 2.4%, for 2023 compared with 2022. Revenue in Europe increased $14.3 million, or 15.4%, for 2023 compared with 2022. Revenue in Japan decreased $8.2 million, or 100.0%, for 2023 compared with 2022. The decrease in Japan revenue was driven by our decision in the second quarter of 2022 to close our Japan operations. International revenue was negatively impacted by $0.2 million during 2023 compared to the same period in 2022 as a result of foreign currency movements, primarily the weakening of the British Pound and Euro relative to the United States Dollar.
During 2023, we served 53,464 unique customer contacts, a decrease of 5.1% over 2022. Our decline in customer contacts served decreased compared to an increase in revenue, which is primarily due to a larger portion of our business shifting to larger orders and improvements in average order values in the Protolabs Network.
Revenue by product line and the related changes for 2023 and 2022 is summarized as follows:

	Year Ended December 31,
	2023		2022		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue
Injection Molding	$203,941	40.5%	$200,578	41.1%	$3,363	1.7%
CNC Machining	198,222	39.3	188,372	38.5	9,850	5.2
3D Printing	84,291	16.7	78,988	16.2	5,303	6.7
Sheet Metal	16,540	3.3	19,498	4.0	(2,958)	(15.2)
Other Revenue	883	0.2	962	0.2	(79)	(8.2)
Total revenue	$503,877	100.0%	$488,398	100.0%	$15,479	3.2%

By product line, our revenue increase was driven by a 5.2% increase in CNC Machining revenue, a 6.7% increase in 3D Printing revenue and a 1.7% increase in Injection Molding revenue, which was partially offset by a 15.2% decrease in Sheet Metal revenue, and a 8.2% decrease in Other Revenue, in each case for 2023 compared with 2022.

Cost of Revenue, Gross Profit and Gross Margin
Cost of Revenue. Cost of revenue increased $9.0 million, or 3.3%, for 2023 compared to 2022, which was less than the rate of revenue increase of 3.2% for 2023 compared to 2022. The increase in the cost of revenue of $9.0 million was primarily driven by higher revenue volumes in the Protolabs Network, partly offset by reductions in contract labor, headcount and overtime leading to lower personnel and related costs of $8.0 million and lower raw material and product costs of $3.9 million in our digital manufacturing factory offering for 2023 compared with 2022.
Gross Profit and Gross Margin. Gross profit increased from $215.5 million in 2022 to $222.0 million in 2023. Gross margin was 44.1% of revenue in 2023, unchanged compared to 2022.
Operating Expenses
Marketing and Sales. Marketing and sales expense increased $4.9 million, or 6.0%, for 2023 compared to 2022, primarily due to increases in personnel and related costs of $4.3 million and marketing program costs increases of $0.6 million for 2023 compared with 2022.
Research and Development. Our research and development expense increased $1.9 million, or 5.0%, for 2023 compared to 2022 primarily due to increases in personnel and related costs of $2.8 million, partially offset by decreases in other operating costs of $0.5 million and professional services of $0.4 million for 2023 compared with 2022.
General and Administrative. Our general and administrative expense decreased $1.8 million, or 2.6%, for 2023 compared to 2022 primarily due to a decrease of $1.7 million in stock-based compensation and a decrease of $0.7 million in personnel and related costs, which were partially offset by an increase in professional services and other administrative costs of $0.6 million.
Goodwill impairment. We had no goodwill impairment charges recorded during 2023. A goodwill impairment charge of $118.0 million was recognized in the fourth quarter of 2022, as it was determined the estimated fair value of our Europe reporting unit, including goodwill, was less than its carrying amount.
Closure of Japan business. Our decision to close our Japan business resulted in $0.2 million in operating expenses during 2023, a decrease of $6.7 million as compared to 2022. During 2022 we recognized $2.3 million of employee severance, $2.4 million related to the write-down of fixed assets, $0.9 million of facility-related charges, $0.6 million in goodwill impairment charges and $0.7 million in other closure related charges.
Income (Loss) from Operations
Income from operations increased $126.2 million, or 128.6%, for 2023 compared with 2022. By reportable segment, income from operations for the United States increased $1.5 million. Income from operations for Europe increased $117.9 million for 2023 compared with 2022, which was primarily driven by a $118.0 goodwill impairment charge in 2022. Loss from operations included in Corporate Unallocated and Japan decreased $6.8 million for 2023 compared with 2022.
Other (Expense) Income, Net and Provision for Income Taxes
Other (Expense) Income, Net. We recognized other expense, net of $0.2 million in 2023, a decrease of $0.3 million compared to other income, net of $0.1 million for 2022. Other expense, net for 2023 primarily consisted of $3.9 million foreign currency translation loss from the completion on the closure of our Japan business and $1.1 million of interest expense, which was partially offset by a $3.3 million of interest income on investments and $1.5 of other income and gains on foreign currency. Other income, net for 2022 primarily consisted of $1.0 million in interest income, which was partially offset by a $0.9 million loss on foreign currency and other losses.
Provision for Income Taxes. Our income tax provision increased by $5.1 million for 2023 compared to 2022. The increase in the provision is primarily due to higher taxable income and the higher effective tax rate. Our effective tax rate of 38.4% for 2023 increased 44.1% compared to (5.7)% for the same period in 2022 primarily due to the tax rate impact of the goodwill impairment recorded during the year ended December 31, 2022 as well as the overall change from a loss to income position in 2023.

Comparison of Years Ended December 31, 2022 and 2021
For a comparison of our results of operations for fiscal years ended December 31, 2022 and December 31, 2021, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 21, 2023.
Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021

Net cash provided by operating activities	$73,274	$62,079	$55,242
Net cash used in investing activities	(4,552)	(43,092)	(94,664)
Net cash used in financing activities	(41,858)	(27,922)	(22,198)
Effect of exchange rates on cash and cash equivalents	368	(436)	(54)
Net (decrease) increase in cash and cash equivalents	$27,232	$(9,371)	$(61,674)

Sources of Liquidity
We finance our operations and capital expenditures through cash flow from operations. We had cash and cash equivalents of $83.8 million as of December 31, 2023, an increase of $27.2 million from December 31, 2022. The increase in our cash was primarily due to cash generated through operations of $73.3 million, which was partially offset by cash used in investing activities of $4.6 million, consisting primarily of net purchases of property, equipment and other capital assets of $27.4 million partly offset by proceeds from the maturity of marketable securities of $23.9 million, and cash used in financing activities of $41.9 million, primarily for repurchases of common stock of $44.0 million. We had cash and cash equivalents of $56.6 million as of December 31, 2022, a decrease of $9.4 million from December 31, 2021. The decrease in our cash was primarily due to cash used in investing activities for net purchases of, and proceeds of, marketable securities of $25.5 million, purchases of property, equipment and other capital assets of $17.6 million, and cash used in financing activities for repurchases of common stock of $29.7 million, which were partially offset by cash generated through operations of $62.1 million.
As of December 31, 2023, the amount of cash and cash equivalents held by foreign subsidiaries was $18.1 million. Our intent is to continue to reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We believe that our existing cash and cash equivalents together with cash generated from operations will be sufficient to meet our working capital expenditure requirements for at least the next 12 months.
Cash Flows from Operating Activities
Cash flow from operating activities of $73.3 million during 2023 primarily consisted of net income of $17.2 million, adjusted for certain non-cash items, including depreciation and amortization of $37.5 million, stock-based compensation expense of $16.0 million, foreign currency translation losses of $3.9 million, interest on finance lease obligations of $1.1 million and changes in operating assets and liabilities and other items totaling $5.2 million, which were partially offset by changes in deferred taxes of $7.7 million. The cash flow from operating activities during 2023 compared to 2022 increased $11.2 million primarily due to changes in operating assets and liabilities of $7.2 million, increases in deferred taxes of $1.8 million, increases in interest on finance lease obligations of $1.1 million and increases in net income of $120.7 million, which were partially offset by decreases in stock-based compensation of $1.6 million and loss on impairment of goodwill of $118.0 million.

Cash flow from operating activities of $62.1 million during 2022 primarily consisted of net loss of $103.5 million, adjusted for certain non-cash items, including depreciation and amortization of $39.4 million and stock-based compensation expense of $17.5 million, loss on goodwill impairment of $118.0 million and impairments related to closure of Japan business of $2.8 million, which were partially offset by changes in deferred taxes of $9.5 million and changes in operating asset and liabilities and other items totaling $2.8 million. The cash flow from operating activities during 2022 compared to 2021 increased $6.8 million primarily due to changes in operating assets and liabilities and other items of $22.0 million, loss on impairment of goodwill of $118.0 million, changes in fair value of contingent consideration of $13.3 million and impairments related to closure of Japan business of $2.8 million, which were partially offset by decreases in net income of $136.8 million, decreases in deferred taxes of $9.8 million, decreases in depreciation and amortization of $1.1 million and decreases in stock-based compensation of $1.6 million.
Cash Flows from Investing Activities
Cash used in investing activities was $4.6 million for the year ended December 31, 2023, consisting of $27.4 million for the net purchases of property, equipment and other capital assets, $1.0 in other investing activities, which were partially offset by $23.9 million in proceeds from maturities of marketable securities.
Cash used in investing activities was $43.1 million for the year ended December 31, 2022, consisting of $17.6 million for the net purchases of property, equipment and other capital assets and $25.5 million of net purchases of marketable securities.
Cash Flows from Financing Activities
Cash used in financing activities was $41.9 million for the year ended December 31, 2023, consisting of $44.0 million in repurchases of common stock, $1.4 million in shares withheld for tax obligations associated with equity transactions, and $0.3 million for repayments of finance lease obligations, which were partially offset by $3.8 million in proceeds from issuance of common stock from equity plans.
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
Our future capital requirements will depend on many factors, including the following:
•the revenue growth in Injection Molding, CNC Machining, 3D Printing and Sheet Metal product lines;
•costs of operations, including costs relating to expansion and growth;
•the emergence of competing or complementary technological developments;
•the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual product rights, or participating in litigation-related activities; and
•the acquisition of businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

Our recent annual capital expenditures have varied between 4% and 8% of annual revenue. We believe future growth capital expenditures, excluding any expenditures for buildings and maintenance capital we might purchase for our operations, are likely to vary between approximately 4% and 7% of annual revenue.
Contractual Obligations
As of December 31, 2023, our contractual obligations are $5.5 million related to current and long-term operating and finance lease liabilities and $9.5 million related to unsatisfied performance obligations for contracts with an original expected length of one year or less.
Financing Arrangements
We had no financing arrangements as of December 31, 2023 and 2022.
Inflation
We experience normal inflation and changing prices, primarily on our production materials and labor. In the years ended December 31, 2023, 2022 and 2021 wage inflation contributed to our lower gross margin.
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
Goodwill is tested for impairment annually as of the first day of the fourth quarter, and is tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment charge for goodwill is recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount. In applying the goodwill impairment assessment, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Qualitative factors may include, but are not limited to, economic, market and industry conditions, cost factors and overall financial performance of the reporting unit. If after assessing these qualitative factors, the Company determines it is "more-likely-than not" that the fair value is less than the carrying value, a quantitative assessment of goodwill is required. The quantitative impairment test requires judgment, including the identification of reporting units, the assignment of assets, liabilities and goodwill to reporting units, and the determination of fair value of each reporting unit. The impairment test requires the comparison of the fair value of each reporting unit with its carrying amount, including goodwill. In performing the impairment test, we determined the fair value of our reporting units through the income approach by using discounted cash flow (DCF) analyses. Determining fair value requires us to make judgments about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis for each reporting unit are based on the reporting unit's budget, long-term business plan and recent operating performance. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting unit and market conditions. Given the inherent uncertainty in determining the assumptions underlying a DCF analysis, actual results may differ from those used in our valuations. As a result of the fiscal year 2022 analysis, which used the quantitative assessment, a $118.0 million impairment related to the Europe reporting unit was identified, which represents a write-off of all Europe goodwill, and recorded during the year ended December 31, 2022. As a result of the fiscal year 2023 analysis, which used the qualitative assessment, there were no impairments recorded during the year ended December 31, 2023.
Other Intangible Assets
We recognize other intangibles assets in accordance with ASC 350, Intangibles—Goodwill and Other. Other intangible assets include software technology, customer relationships and other intangible assets acquired from independent parties. We used a multi-period excess earnings method under the income approach to measure the software platform when acquired through an acquisition. In 2021, the significant assumptions used to estimate the value of the software platform included forecasted annual revenue growth, gross margin rates, operating expenses as a percentage of sales and the weighted-average cost of capital, which are affected by our business plans and expectations about future market or economic conditions. Other intangible assets with a definite life are amortized over a period ranging from two to 12 years on a straight line basis, and are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows generated by the asset. As of December 31, 2023, no impairment charges for intangible assets have been recognized.
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
The fair value of each new employee option awarded was estimated on the date of grant for the periods below using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2023	2022	2021

Risk-free interest rate	3.55 - 4.55%	1.94 - 3.40%	0.80 - 1.12%
Expected life (years)	2 - 6.25	6.25	6.25
Expected volatility	49.23 -55.92%	45.95 - 46.03%	45.28 - 45.53%
Expected dividend yield	0%	0%	0%
Weighted average grant date fair value	$16.36	$23.11	$128.14

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
The fair value of each offering period was estimated using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2023	2022	2021

Risk-free interest rate	4.60 - 5.16%	0.17 - 4.60%	0.06 - 0.17%
Expected life (months)	6.00	6.00	6.00
Expected volatility	47.38 - 67.84%	47.05 - 67.84%	53.44 - 65.53%
Expected dividend yield	0%	0%	0%

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
We recognize stock-based compensation expense on a straight-line basis over the requisite service period. We recorded stock-based compensation expense relating to stock options, restricted stock awards, performance stock units and our ESPP of $16.0 million, $17.5 million and $19.1 million during the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, we had $3.8 million of unrecognized stock-based compensation costs related to unvested stock options that are expected to be recognized over a weighted average period of 2.5 years. We issued options to purchase 186,804, 118,434 and 57,901 shares of our common stock during the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, we had $18.5 million of unrecognized stock-based compensation costs related to unvested restricted stock, which is expected to be recognized over a weighted average period of 2.5 years. We issued restricted stock awards of 410,682, 315,432 and 205,996 shares of our common stock during the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, we had $4.1 million of unrecognized stock-based compensation costs related to unvested performance stock, which is expected to be recognized over a weighted average period of 1.8 years. We issued performance stock awards of 71,295, 35,697 and 15,078 shares of our common stock during the years ended December 31, 2023, 2022 and 2021, respectively.
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
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. The Company recognizes the effect of income tax positions only if sustaining those positions is more likely than not. The Company records penalties and interest related to unrecognized tax benefits in income taxes in the Company’s Consolidated Statements of Income. Including interest and penalties, we have established a liability for uncertain tax positions of $5.0 million as of December 31, 2023.
The effective tax rate increased by 44.1% for the year ended December 31, 2023 when compared to 2022 primarily due to the tax rate impact of the goodwill impairment recorded during the year ended December 31, 2022 as well as the overall change from a loss to income position in 2023.
Recently adopted accounting pronouncements
We did not recently adopt any accounting pronouncements that had a material impact on our Consolidated Financial Statements. There are no pending accounting pronouncements that are expected to have a material impact on our Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and Qualitative Disclosure of Market Risks
Our exposure to market risk is confined to our cash and cash equivalent balances and investments. The primary goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and cash equivalent balances. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of debt securities with various maturities ranging from one to three years. Due to the nature of our investment portfolio, we are subject to interest rate risks, which we mitigate by generally holding our investments to maturity. In future periods, we will continue to evaluate our investment policy in order to continue our overall goals.
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
We have not used forward contracts or currency borrowings to hedge our exposure to foreign currency risk. Foreign currency risk can be assessed by estimating the change in results of operations or financial position resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would generally not have a material impact on our financial position, but could have a material impact on our results of operations. During the year ended December 31, 2023, we recognized a foreign currency translation loss of $3.9 million in connection with completing the closure of our Japan business. We recognized net foreign currency gains (losses) of $0.2 million and ($0.1) million for the years ended December 31, 2023 and 2022, respectively.

Item 8. Financial Statements and Supplementary Data
Proto Labs, Inc.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Proto Labs, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Proto Labs, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 16, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Revenue Recognition – Revenue Recognized Over Time

Description of the Matter
As discussed in the notes to the consolidated financial statements, the Company provides quality, quick-turn prototyping and on-demand manufacturing services. The majority of revenue recognized in a reporting period is based on completed, invoiced contracts. The Company manufactures custom parts to specific customer orders that have no alternative use to the Company, and the Company believes that there is a legally enforceable right to payment for performance completed to date on the internally and outsourced manufacturing parts. Revenue is recognized over time for internal and outsourced manufactured parts which meet these two criteria. For revenue recognized over time, management uses the input method based on time in production as a percentage of total estimated production time to measure progress toward satisfying performance obligations using the estimated total time necessary to complete the parts per the customer's order and an estimate of inventory and production costs incurred to date.
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
February 16, 2024

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Proto Labs, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Proto Labs, Inc.'s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Proto Labs, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 16, 2024 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Minneapolis, Minnesota
February 16, 2024

Proto Labs, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2023	2022

Assets
Current assets
Cash and cash equivalents	$83,790	$56,558
Short-term marketable securities	19,013	23,568
Accounts receivable, net of allowance for doubtful accounts of $2,499 and $1,706 as of December 31, 2023 and December 31, 2022, respectively	72,848	76,225
Inventory	13,657	13,578
Prepaid expenses and other current assets	9,124	12,597
Income taxes receivable	2,228	4,042
Total current assets	200,660	186,568
Property and equipment, net	253,655	257,785
Goodwill	273,991	273,991
Other intangible assets, net	25,584	31,250
Long-term marketable securities	8,019	26,419
Operating lease assets	4,628	3,844
Finance lease assets	960	17,532
Other long-term assets	4,856	4,779
Total assets	$772,353	$802,168

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$15,636	$17,356
Accrued compensation	15,292	12,743
Accrued liabilities and other	16,872	22,384
Current operating lease liabilities	1,585	1,561
Current finance lease liabilities	296	17,537
Total current liabilities	49,681	71,581
Long-term operating lease liabilities	3,008	2,255
Long-term finance lease liabilities	595	-
Long-term deferred tax liabilities	18,742	26,322
Other long-term liabilities	5,032	4,362
Total liabilities	77,058	104,520

Shareholders' equity
Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding 0 shares as of December 31, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.001 par value, authorized 150,000,000 shares; issued and outstanding 25,721,957 and 26,888,425 shares as of December 31, 2023 and December 31, 2022, respectively	26	27
Additional paid-in capital	466,884	473,740
Retained earnings	256,398	258,236
Accumulated other comprehensive loss	(28,013)	(34,355)
Total shareholders' equity	695,295	697,648
Total liabilities and shareholders' equity	$772,353	$802,168

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Comprehensive Income
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021

Statements of Operations:
Revenue	$503,877	$488,398	$488,098
Cost of revenue	281,884	272,933	265,407
Gross profit	221,993	215,465	222,691
Operating expenses
Marketing and sales	87,688	82,752	82,175
Research and development	40,135	38,222	44,241
General and administrative	65,788	67,544	55,933
Goodwill impairment	—	118,008	—
Closure of Japan business	215	6,922	—
Total operating expenses	193,826	313,448	182,349
Income (loss) from operations	28,167	(97,983)	40,342
Other (expense) income, net	(215)	106	(158)
Income (loss) before income taxes	27,952	(97,877)	40,184
Provision for income taxes	10,732	5,585	6,812
Net income (loss)	$17,220	$(103,462)	$33,372

Net income (loss) per share:
Basic	$0.66	$(3.77)	$1.21
Diluted	$0.66	$(3.77)	$1.21

Shares used to compute net income (loss) per share:
Basic	26,186,533	27,409,838	27,617,627
Diluted	26,223,498	27,409,838	27,653,099

Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustments	$5,365	$(16,278)	$(13,278)
Net unrealized gains (losses) on investments in securities	977	(1,260)	(119)
Comprehensive income (loss)	$23,562	$(121,000)	$19,975

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Shareholders' Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount

Balance at December 31, 2020	26,776,796	27	284,848	362,901	(3,420)	644,356
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	176,736	—	1,637	—	—	1,637
Common shares issued for Hubs acquisition	863,995	1	166,708	—	—	166,709
Stock-based compensation expense	—	—	19,095	—	—	19,095
Repurchases of Common Stock	(351,582)	—	(3,740)	(19,539)	—	(23,279)
Net income			—	33,372	—	33,372
Other comprehensive income
Foreign currency translation adjustment			—	—	(13,278)	(13,278)
Net unrealized gains (losses) on investments in securities			—	—	(119)	(119)
Comprehensive income						19,975
Balance at December 31, 2021	27,465,945	$28	$468,548	$376,734	$(16,817)	$828,493
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	279,603	—	2,269	—	—	2,269
Stock-based compensation expense	—	—	17,545	—	—	17,545
Repurchases of Common Stock	(857,123)	(1)	(14,622)	(15,036)	—	(29,659)
Net loss			—	(103,462)	—	(103,462)
Other comprehensive loss
Foreign currency translation adjustment			—	—	(16,278)	(16,278)
Net unrealized gains (losses) on investments in securities			—	—	(1,260)	(1,260)
Comprehensive loss						(121,000)
Balance at December 31, 2022	26,888,425	$27	$473,740	$258,236	$(34,355)	$697,648
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	266,453	—	2,399	—	—	2,399
Stock-based compensation expense	—	—	15,989	—	—	15,989
Repurchases of Common Stock	(1,432,921)	(1)	(25,244)	(19,058)	—	(44,303)
Net income			—	17,220	—	17,220
Other comprehensive loss
Foreign currency translation adjustment			—	—	5,365	5,365
Net unrealized gains (losses) on investments in securities			—	—	977	977
Comprehensive income						23,562
Balance at December 31, 2023	25,721,957	$26	$466,884	$256,398	$(28,013)	$695,295

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022	2021

Operating activities
Net income (loss)	$17,220	$(103,462)	$33,372
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37,528	39,425	40,488
Stock-based compensation expense	15,989	17,545	19,095
Deferred taxes	(7,656)	(9,499)	339
Interest on finance lease obligations	1,055	—	—
Changes in fair value of contingent consideration	—	—	(13,253)
Loss on impairment of goodwill	—	118,008	—
Loss on foreign currency translation	3,906	—	—
Impairments related to closure of Japan business	—	2,842	—
Gain on disposal of property and equipment	(498)	(1,211)	—
Other	154	35	842
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,727	1,632	(20,112)
Inventories	112	(310)	(2,390)
Prepaid expenses and other	4,203	(2,081)	64
Income taxes	1,823	(2,681)	(774)
Accounts payable	(1,838)	1,375	4,654
Accrued liabilities and other	(1,451)	461	(7,083)
Net cash provided by operating activities	73,274	62,079	55,242

Investing activities
Purchases of property, equipment and other capital assets	(28,116)	(21,686)	(34,209)
Proceeds from sales of property, equipment and other capital assets	699	4,108	—
Cash used for acquisitions, net of cash acquired	—	—	(127,413)
Purchases of other assets and investments	(1,000)	—	—
Purchases of marketable securities	—	(46,872)	(16,159)
Proceeds from sales of marketable securities	—	1,998	64,913
Proceeds from maturities of marketable securities	23,865	19,360	18,204
Net cash used in investing activities	(4,552)	(43,092)	(94,664)

Financing activities
Proceeds from issuance of common stock from equity plans	3,835	3,950	5,862
Purchases of shares withheld for tax obligations	(1,436)	(1,682)	(4,225)
Repurchases of common stock and other	(43,951)	(29,659)	(23,279)
Principal repayments of finance lease obligations	(306)	(531)	(552)
Other	—	—	(4)
Net cash used in financing activities	(41,858)	(27,922)	(22,198)
Effect of exchange rate changes on cash and cash equivalents	368	(436)	(54)
Net (decrease) increase in cash and cash equivalents	27,232	(9,371)	(61,674)
Cash and cash equivalents, beginning of period	56,558	65,929	127,603
Cash and cash equivalents, end of period	$83,790	$56,558	$65,929

Supplemental cash flow disclosure
Cash paid for interest	$1,055	$101	$28
Cash paid for taxes	$15,892	$19,160	$7,583

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Notes to Consolidated Financial Statements
Note 1 — Nature of Business
Organization and business
Proto Labs, Inc. and its subsidiaries (Proto Labs, the Company, we, us, or our) is a digital manufacturer of parts. The Company utilizes injection molding, computer numerical control (CNC) machining, 3D printing and sheet metal fabrication to manufacture custom parts for its customers. The Company's customers conduct nearly all their business over the internet. The Company targets its products to the millions of product developers and engineers who use three-dimensional computer-aided design (3D CAD) software to design products across a diverse range of end-markets, to the procurement and supply chain professionals seeking to easily and efficiently source custom parts on-demand, and to a wide variety of customers seeking to purchase low-volume custom parts. The Company has established operations in the United States and Europe. Previously we had established operations in Japan. On May 27, 2022, the Company's board of directors approved a plan for the closure of the Company's manufacturing facility in Japan and announced an intention to cease operations in the region. The Company dissolved its Japan operations in December 2023. Through the acquisition of Hubs in 2021, the Company provides its customers access to a global network of premium manufacturing partners who reside across North America, Europe and Asia, complementing its in-house manufacturing. Proto Labs, Inc. is headquartered in Maple Plain, Minnesota. The Company’s subsidiaries are:

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
Comprehensive (loss) income
Components of comprehensive (loss) income include net income (loss), foreign currency translation adjustments and net unrealized gains and losses on investments in securities. Comprehensive (loss) income is disclosed in the accompanying Consolidated Statements of Comprehensive Income and Consolidated Statements of Shareholders’ Equity.
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
Goodwill is tested for impairment annually as of the first day of the fourth quarter, and is tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment charge for goodwill is recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount. In applying the goodwill impairment assessment, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Qualitative factors may include, but are not limited to, economic, market and industry conditions, cost factors and overall financial performance of the reporting unit. If after assessing these qualitative factors, the Company determines it is "more-likely-than not" that the fair value is less than the carrying value, a quantitative assessment of goodwill is required. The quantitative impairment test requires judgment, including the identification of reporting units, the assignment of assets, liabilities and goodwill to reporting units, and the determination of fair value of each reporting unit. The impairment test requires the comparison of the fair value of each reporting unit with its carrying amount, including goodwill. In performing the impairment test, the Company determined the fair value of its reporting units through the income approach by using discounted cash flow (DCF) analyses. Determining fair value requires the Company to make judgments about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis for each reporting unit are based on the reporting unit's budget, long-term business plan and recent operating performance. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting unit and market conditions. Given the inherent uncertainty in determining the assumptions underlying a DCF analysis, actual results may differ from those used in the Company's valuations. As a result of the fiscal year 2022 analysis, which used the quantitative assessment, a $118.0 million impairment related to the Europe reporting unit was identified, which represents a write-off of all Europe goodwill, and recorded during the year ended December 31, 2022. As a result of the fiscal year 2023 analysis, which used the qualitative assessment, there were no impairments recorded during the year ended December 31, 2023.
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
The Company has operating leases for office space, manufacturing facilities and certain company vehicles and equipment and finance leases for certain company equipment and manufacturing facilities. The leases have remaining lease terms of one year to nine years. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. As of December 31, 2023, the operating lease liability does not include any options to extend or terminate leases.
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
Advertising costs
Advertising is expensed as incurred and was approximately $13.8 million, $13.2 million and $12.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Research and development
Research and development expenses consist primarily of personnel and outside service costs related to the development of new processes and product lines, enhancements of existing product lines, development of software for internal use, maintenance of internally developed software, quality assurance and testing. Costs for internal use software are evaluated by project and capitalized where appropriate under ASC 350-40, Intangibles - Goodwill and Other, Internal-Use Software. Research and development costs were approximately $40.1 million, $38.2 million and $44.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
The Company manufactures parts that have no alternative use to the Company since the parts are custom made to specific customer orders, and the Company believes there is a legally enforceable right to payment for performance completed to date on these manufactured parts. For manufactured parts that meet these two criteria, the Company will recognize revenue over time. Revenue is recognized over time using the input method based on time in production as a percentage of total estimated production time to measure progress toward satisfying performance obligations using the estimated total time necessary to complete the parts per the customer's order and an estimate of inventory and production costs incurred to date. The input method requires an analysis of the incurred time in production and an estimate of the total time necessary to complete the total parts per the customer's order. The value of unbilled receivables related to the performance on manufactured parts not yet completed as of December 31, 2023 and 2022 was $10.1 million and $8.5 million, respectively, recorded within accounts receivable, net of allowance for doubtful accounts.

Revenue by geographic region for the years ended December 31, 2023, 2022 and 2021 was as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Revenue:
United States	$396,821	$387,399	$384,458
Europe	107,056	92,770	90,399
Japan	—	8,229	13,241
Total revenue	$503,877	$488,398	$488,098

Revenue by product line for the years ended December 31, 2023, 2022 and 2021 was as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Revenue:
Injection Molding	$203,941	$200,578	$226,117
CNC Machining	198,222	188,372	166,811
3D Printing	84,291	78,988	72,721
Sheet Metal	16,540	19,498	20,397
Other Revenue	883	962	2,052
Total revenue	$503,877	$488,398	$488,098

The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within marketing and sales expenses. The value of unsatisfied performance obligations for contracts with an original expected length of one year or less as of December 31, 2023 and 2022 was $9.8 million and $10.9 million, respectively.
Note 4 – Net Income (Loss) Per Common Share
Basic net income (loss) per share is computed based on the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed based on the weighted average number of common shares outstanding, increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares. Potentially dilutive shares of common stock include stock options and other stock-based awards granted under stock-based compensation plans and shares committed to be purchased under the employee stock purchase plan. For the years ended December 31, 2023, 2022 and 2021 respectively, 263,992, 197,827 and 113,043 anti-dilutive options were excluded from the calculation of diluted weighted average shares outstanding.

The following table presents the calculation of net income (loss) per basic and diluted share attributable to common shareholders:

	Year Ended December 31,
(in thousands, except share and per share amounts)	2023	2022	2021

Net income (loss)	$17,220	$(103,462)	$33,372

Basic - weighted-average shares outstanding:	26,186,533	27,409,838	27,617,627
Effect of dilutive securities:
Employee stock options and other	36,965	—	35,472
Diluted - weighted-average shares outstanding:	26,223,498	27,409,838	27,653,099
Net income (loss) per share attributable to common shareholders:
Basic	$0.66	$(3.77)	$1.21
Diluted	$0.66	$(3.77)	$1.21

Note 5 – Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2022 were as follows:

(in thousands)	Dec. 31, 2021	Goodwill acquired (impaired) during 2022	Foreign currency translation adjustments during 2022	Dec. 31, 2022	Goodwill acquired (impaired) during 2023	Foreign currency translation adjustments during 2023	Dec. 31, 2023

United States	$273,991	$—	$—	$273,991	$—	$—	$273,991
Europe	125,989	(118,008)	(7,981)	—	—	—	—
Japan	630	(630)	—	—	—	—	—
Total goodwill	$400,610	$(118,638)	$(7,981)	$273,991	$—	$—	$273,991

On January 22, 2021, the Company acquired all of the outstanding shares of 3D Hubs, Inc. (Hubs), for $294.1 million, consisting of $127.4 million in cash and 863,995 shares of the Company's common stock valued at $166.7 million on the closing date. The fair value of the consideration paid for this acquisition had been allocated to the assets purchased and liabilities assumed based on their fair values as of the acquisition date, with any excess recorded as goodwill. The $280.9 million of goodwill associated with the acquisition represented both the strategic and growth opportunities by significantly expanding the customer offering with a network of premium manufacturing partners. The goodwill related to the acquisition is not deductible for tax purposes.
Goodwill decreased $126.6 million for the year ended December 31, 2022 as a result of impairments related to our Europe and Japan reporting units. The Euro denominated goodwill had been translated at the end of each period using the current exchange rates resulting in a foreign currency translation adjustment that was recorded as a component of Other Comprehensive Income.

Intangible assets other than goodwill for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31, 2023			Year Ended December 31, 2022				Weighted Average Useful Life
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Useful Life (in years)	Remaining (in years)

Marketing assets	$930	$(900)	$30	$930	$(806)	$124	10.0	0.3
Non-compete agreement	835	(603)	232	828	(487)	341	2.0 - 5.0	1.4
Software technology	13,229	(7,752)	5,477	13,229	(6,383)	6,846	10.0	4.0
Software platform	26,373	(6,575)	19,798	26,054	(4,337)	21,717	12.0	9.1
Tradenames	354	(347)	7	350	(227)	123	3.0	0.1
Customer relationships	12,223	(12,183)	40	12,197	(10,098)	2,099	3.0 - 9.0	0.1
Total intangible assets	$53,944	$(28,360)	$25,584	$53,588	$(22,338)	$31,250

Amortization expense for intangible assets for the years ended December 31, 2023, 2022 and 2021 was $5.9 million, $6.0 million and $6.2 million, respectively. The Euro denominated intangible assets are translated at the end of each period using the current exchange rates resulting in a foreign currency translation adjustment that is recorded as a component of Other Comprehensive Income. For the years ended December 31, 2023, 2022 and 2021 the foreign currency translation adjustment was $1.3 million, $1.7 million and $0.9 million, respectively.
Estimated aggregated amortization expense based on the current carrying value of the amortizable intangible assets is as follows:

(in thousands)	Estimated Amortization Expense
2024	$3,741
2025	3,660
2026	3,558
2027	3,549
2028	2,180
Thereafter	8,896
Total estimated amortization expense	$25,584

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
The following tables summarizes financial assets as of December 31, 2023 and 2022 measured at fair value on a recurring basis:

	December 31, 2023			December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Financial Assets:
Cash and cash equivalents, excluding money market mutual fund	$77,423	$—	$—	$38,862	$—	$—
Money market mutual fund	6,367	—	—	17,696	$—	$—
Marketable securities	4,482	22,550	—	9,881	40,106	—
Total	$88,272	$22,550	$—	$66,439	$40,106	$—

Note 7 – Marketable Securities
The Company invests in short-term and long-term agency, municipal, corporate and other debt securities. As of December 31, 2023 and 2022, the securities are categorized as available-for-sale and are recorded at fair value.
Information regarding the Company’s short-term and long-term marketable securities as of December 31, 2023 and 2022 is as follows:

	December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government agency securities	$16,798	—	$(278)	$16,520
Corporate debt securities	2,511	—	(19)	2,492
U.S. municipal securities	7,876	—	(105)	7,771
Certificates of deposit/time deposits	249	—	—	249
Total marketable securities	$27,434	$—	$(402)	$27,032

	December 31, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government agency securities	$25,275	—	$(750)	$24,525
Corporate debt securities	9,578	—	(205)	9,373
U.S. municipal securities	15,574	—	(417)	15,157
Certificates of deposit/time deposits	939	—	(7)	932
Total marketable securities	$51,366	$—	$(1,379)	$49,987

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
The December 31, 2023 balance of available-for-sale debt securities by contractual maturity is shown in the following table at fair value. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in thousands)	December 31, 2023

Due in one year or less	$19,013
Due after one year through five years	8,019
Total marketable securities	$27,032

Note 8 – Property and Equipment
Property and equipment consists of the following:

	December 31,
(in thousands)	2023	2022

Land	$15,596	$14,153
Buildings and improvements	133,033	105,492
Machinery and equipment	235,527	228,654
Computer hardware and software	86,659	82,302
Leasehold improvements	4,609	4,548
Construction in progress	8,410	22,674
Total	483,834	457,823
Accumulated depreciation and amortization	(230,179)	(200,038)
Property and equipment, net	$253,655	$257,785

Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $31.6 million, $33.4 million and $34.3 million, respectively.
Note 9 – Inventory
Inventory consists primarily of raw materials, which are recorded at the lower of cost and net realizable value using the standard cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.
The Company’s inventory consists of the following:

	December 31,
(in thousands)	2023	2022

Total inventory	$14,319	$13,965
Allowance for obsolescence	(662)	(387)
Inventory, net of allowance	$13,657	$13,578

Note 10 – Financing Obligations
The Company had no financing obligations as of December 31, 2023 and 2022.
Note 11 – Employee Benefit Plans
The Company maintains a 401(k) retirement plan that covers employees in the United States. Under the plan, a full-time or regular part-time (over 20 hours/week) employee becomes a participant after completing three months of employment. Employees may elect to contribute up to 50 percent of regular gross pay, subject to federal law limits on the dollar amount that participants may contribute to the plan, each calendar year. The Company matches part of the employee contributions and may make a discretionary contribution to the plan. Total employer contributions were approximately $4.6 million, $3.9 million and $3.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company also sponsors a defined contribution retirement plan that covers the employees in the United Kingdom. Total employer contributions were approximately $0.5 million, $0.5 million and $0.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Note 12 – Stock-Based Compensation
Under the Company’s 2012 Long-Term Incentive Plan, as amended (the 2012 Plan), the Company had the ability to grant stock options, stock appreciation rights (SARs), restricted stock, restricted stock units, other stock-based awards and cash incentive awards through February 23, 2022. On July 8, 2022, the board of directors approved the Proto Labs, Inc. 2022 Long-Term Incentive Plan, which was approved by the Company's shareholders at a Special Meeting of Shareholders on August 29, 2022, and subsequently amended and restated by the Company's shareholders at the Annual Meeting of Shareholders on May 17, 2023 (as amended, the "2022 Plan"). No awards were granted from February 23, 2022 to August 29, 2022. Awards outstanding under the 2012 Plan as of August 29, 2022 will continue to be subject to the terms of the 2012 Plan, but if those awards subsequently expire, are forfeited or cancelled or are settled in cash, the shares subject to those awards will become available for awards under the 2022 Plan. Under the 2022 Plan, the Company has the ability to grant stock options, stock appreciation rights (SARs), restricted stock, restricted stock units, other stock-based awards and cash incentive awards. Awards under the 2022 Plan have a maximum term of ten years from the date of grant. The compensation committee may provide that the vesting or payment of any award will be subject to the attainment of specified performance measures in addition to the satisfaction of any continued service requirements and the compensation committee will determine whether such measures have been achieved. The per-share exercise price of stock options and

SARs granted under the 2022 Plan generally may not be less than the fair market value of a share of our common stock on the date of the grant.
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
Employees purchased 171,991 and 142,982 shares of common stock under the ESPP at an average exercise price of $22.30 and $27.09 during 2023 and 2022, respectively. As of December 31, 2023, 743,893 shares remained available for future issuance under the ESPP.
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
The expected term of stock options is estimated from the vesting period of the award and represents the weighted average period that the Company's stock options are expected to be outstanding. The Company estimates the volatility of its stock price based on the historic volatility of its common stock. The Company bases the risk-free interest rate that it uses in the Black-Scholes option pricing model on U.S. Treasury instruments with maturities similar to the expected term of the award being valued. The Company has never paid, and does not anticipate paying, any cash dividends in the foreseeable future and, therefore, the Company uses an expected dividend yield of zero in the option pricing model. The Company accounts for forfeitures as they occur. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period.
The following table summarizes stock-based compensation expense for the years ended December 31, 2023, 2022 and 2021, respectively:

	Year Ended December 31,
(in thousands)	2023	2022	2021

Stock options and other	$14,550	$16,103	$17,553
Employee stock purchase plan	1,439	1,442	1,542
Total stock-based compensation expense	$15,989	$17,545	$19,095

Cost of revenue	$1,840	$2,172	$2,595
Operating expenses:
Marketing and sales	3,426	3,295	3,736
Research and development	2,556	2,189	2,833
General and administrative	8,167	9,889	9,931

Total stock-based compensation expense	$15,989	$17,545	$19,095

Stock Options
The following table provides the assumptions used in the Black-Scholes option pricing model for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021

Risk-free interest rate	3.55 - 4.55%	1.94 - 3.40%	0.80 - 1.12%
Expected life (years)	2 - 6.25	6.25	6.25
Expected volatility	49.23 - 55.92%	45.95 - 46.03%	45.28 - 45.53%
Expected dividend yield	0%	0%	0%
Weighted average grant date fair value	$16.36	$23.11	$128.14

The following table summarizes stock option activity and the weighted average exercise price for the years ended December 31, 2023, 2022 and 2021:

	Stock Options	Weighted- Average Exercise Price

Options outstanding at January 1, 2021	229,531	$86.46
Granted	57,901	128.14
Exercised	(28,991)	58.78
Cancelled	(25,057)	109.31
Options outstanding at December 31, 2021	233,384	97.78
Granted	118,434	48.24
Exercised	(3,114)	30.58
Cancelled	(84,712)	89.32
Options outstanding at December 31, 2022	263,992	79.07
Granted	186,804	33.36
Exercised	—	—
Cancelled	(63,635)	62.44
Expired	(15,848)	55.67
Options outstanding at December 31, 2023	371,313	$59.92

Exercisable at December 31, 2023	116,455	$90.65

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
The total intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021, was $0.0 million, $0.0 million and $3.8 million, respectively. The aggregate intrinsic value represents the cumulative difference between the fair market value of the underlying common stock and the option exercise prices.

For options outstanding at December 31, 2023, the weighted-average remaining contractual term was 7.2 years and the aggregate intrinsic value was $0.9 million. For options exercisable at December 31, 2023, the weighted-average remaining contractual term was 5.5 years and the aggregate intrinsic value was $0.0 million. Refer to the table below for additional information.
The following table summarizes information about stock options outstanding at December 31, 2023:

	Options Outstanding, Vested and Expected to Vest			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)

$32.13 to $36.48	167,725	7.92	33.40	—	—
$36.49 to $64.92	100,391	7.45	50.60	37,242	52.90
$64.93 to $180.46	103,197	5.75	112.87	79,213	108.40

The fair value of share-based payment transactions is recognized in the Consolidated Statements of Comprehensive Income. As of December 31, 2023, there was $3.8 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 2.5 years. The total fair value of options vested was $1.8 million, $2.3 million and $2.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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

The following table summarizes restricted stock activity for the years ended December 31, 2023, 2022 and 2021:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value Per Share

Restricted stock at January 1, 2021	307,199	$98.87
Granted	205,996	123.61
Restrictions lapsed	(115,908)	91.26
Forfeited	(53,505)	128.05
Restricted stock at December 31, 2021	343,782	111.79
Granted	315,432	42.03
Restrictions lapsed	(130,452)	101.32
Forfeited	(50,166)	96.48
Restricted stock at December 31, 2022	478,596	70.36
Granted	410,682	32.46
Restrictions lapsed	(137,053)	79.61
Forfeited	(98,760)	61.25
Restricted stock at December 31, 2023	653,465	$45.89

As of December 31, 2023, there was $18.5 million of unrecognized compensation expense related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 2.5 years.
Performance Stock
Performance stock units (PSUs) are expressed in terms of a target number of PSUs, with anywhere between 0 percent and 200 percent of that target number capable of being earned and vesting at the end of a three-year performance period depending on the Company’s performance in the final year of the performance period and the award recipient’s continued employment. The Company’s outstanding PSUs at December 31, 2023 are based on market conditions and the related compensation cost is based on the fair value at grant date calculated using a Monte Carlo pricing model.

The following table summarizes performance stock activity for the years ended December 31, 2023, 2022 and 2021:

	Performance Stock Awards	Weighted- Average Grant Date Fair Value Per Share

Performance stock at January 1, 2021	19,956	$118.66
Granted	15,078	203.64
Restrictions lapsed	—	—
Performance change	(10,366)	192.95
Forfeited	(7,829)	113.91
Performance stock at December 31, 2021	16,839	115.56
Granted	35,697	96.71
Restrictions lapsed	—	—
Performance change	(13,156)	99.59
Forfeited	(3,578)	121.79
Performance stock at December 31, 2022	35,802	77.91
Granted	71,295	57.79
Restrictions lapsed	—	—
Performance change	—	—
Forfeited	—	—
Performance stock at December 31, 2023	107,097	$74.08

As of December 31, 2023, there was $4.1 million of unrecognized compensation expense related to unvested performance stock, which is expected to be recognized over a weighted-average period of 1.8 years.
Employee Stock Purchase Plan
The following table presents the assumptions used to estimate the fair value of the ESPP during the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021

Risk-free interest rate	4.60 - 5.16%	0.17 - 4.60%	0.06 - 0.17%
Expected life (months)	6.00	6.00	6.00
Expected volatility	47.38 - 67.84%	47.05 - 67.84%	53.44 - 65.53%
Expected dividend yield	0%	0%	0%

Note 13 – Leases
Supplemental balance sheet information related to leases was as follows:

	December 31,
(in thousands)	2023	2022
Operating lease assets	$4,628	$3,844

Current operating lease liabilities	$1,585	$1,561
Long-term operating lease liabilities	3,008	2,255
Total operating lease liabilities	$4,593	$3,816

Finance lease assets	$960	$17,532

Current finance lease liabilities	$296	$17,537
Long-term finance lease liabilities	595	—
Total finance lease liabilities	$891	$17,537

Lease expense is recognized on a straight-line basis over the lease term, with variable payments recognized in the period those payments are incurred. The components of lease expense for the periods reported were as follows:

	Twelve Months Ended December 31,
(in thousands)	2023	2022
Operating lease cost	$1,965	$3,002
Finance lease cost:
Amortization of right-of-use assets	$732	$532
Interest on lease obligations	$1,055	$95
Variable lease cost	371	560
Total lease cost	$4,123	$4,189

Maturities of operating and finance lease liabilities as of December 31, 2023 were as follows:

(in thousands)	Operating Leases	Finance Leases
Year Ending December 31,
2024	$1,622	$329
2025	1,428	329
2026	819	292
2027	449	-
2028	397	-
After 2029	111	-
Total future minimum lease payments	4,826	950
Less interest	(233)	(59)
Present value of lease liabilities	$4,593	$891

As of December 31, 2023, we have no operating or finance leases that have not yet commenced.
Weighted average remaining lease term and discount rate was as follows:

	December 31,
	2023	2022
Weighted Average Remaining Lease Term - operating leases (years)	3.6	2.9
Weighted Average Remaining Lease Term - finance leases (years)	2.6	36.0
Weighted Average Discount Rate - operating leases	2.5%	1.6%
Weighted Average Discount Rate - finance leases	4.4%	5.9%

Supplemental cash flow information related to leases was as follows:

	Twelve Months Ended December 31,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,288	$3,778
Operating cash flows from finance leases	$1,055	$95
Financing cash flows from finance leases	$306	$531

Lease assets obtained in exchange for new operating lease liabilities	$2,324	$898
Lease assets obtained in exchange for new financing lease liabilities	$240	$16,167

Note 14 – Accumulated Other Comprehensive Loss
Other comprehensive loss is comprised of foreign currency translation adjustments and net unrealized gains (losses) on investments in securities. During the year ending December 31, 2023 we recognized a $3.9 million foreign currency translation loss from the completion on the closure of our Japan business.
The following table presents the changes in accumulated other comprehensive loss balances for the years ending December 31, 2023, 2022 and 2021, respectively:

	Year Ended December 31,
(in thousands)	2023	2022	2021

Balance at beginning of period	$(34,355)	$(16,817)	$(3,420)
Foreign currency translation adjustments
Other comprehensive income (loss) before reclassifications	1,459	(16,278)	(13,278)
Amounts reclassified from accumulated other comprehensive income (loss)	3,906	-	-
Net current-period other comprehensive income (loss)	5,365	(16,278)	(13,278)
Net unrealized gains (losses) on investments in securities
Other comprehensive income (loss) before reclassifications	977	(1,260)	(119)
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-
Net current-period other comprehensive income (loss)	977	(1,260)	(119)
Balance at end of period	$(28,013)	$(34,355)	$(16,817)

Note 15 – Income Taxes
The Company is subject to income tax in multiple jurisdictions and the use of estimates is required to determine the provision for income taxes. For the years ended December 31, 2023, 2022 and 2021, the Company recorded an income tax provision of $10.7 million, $5.6 million and $6.8 million, respectively. The effective income tax rate for the years ended December 31, 2023, 2022 and 2021 was 38.4 percent, (5.7) percent and 17.0 percent, respectively.
The effective tax rate increased by 44.1% for the year ended December 31, 2023 when compared to 2022 primarily due to the tax rate impact of the goodwill impairment recorded during the year ended December 31, 2022 as well as the overall change from a loss to income position in 2023.
The provision for income taxes is based on income before income taxes reported for financial statement purposes. The components of income before income taxes are as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021

Domestic	$38,099	$33,731	$42,449
Foreign	(10,147)	(131,608)	(2,265)
Total	$27,952	$(97,877)	$40,184

Significant components of the provision for income taxes for the following periods are as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021

Current:
Federal	$15,717	$15,366	$5,552
State	2,418	(393)	975
Foreign	34	(99)	(64)
Deferred
Federal	(8,202)	(9,159)	(377)
State	(385)	(723)	(814)
Foreign	1,379	(4,641)	(1,181)
Valuation Allowance	(229)	5,234	2,721
Total	$10,732	$5,585	$6,812

A reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021

Federal tax statutory rate	21.0%	21.0%	21.0%
State tax (net of federal benefit)	3.5	(0.8)	2.1
Share based compensation	6.0	(2.1)	(2.3)
Valuation allowance against deferred tax assets	(2.4)	(5.0)	8.9
Goodwill impairment	—	(24.4)	—
Contingent consideration reduction	—	—	(7.0)
Research and development credit	(3.8)	1.2	(4.0)
Foreign rate differential	(1.6)	2.9	(2.2)
Tax reserves	1.9	1.0	(1.0)
Provision to return difference	(0.2)	—	(0.7)
Unrealized foreign exchange losses	2.9	—	—
Revaluation of deferred tax liability	1.1	—	—
Closure of Japan branch net operating loss reversal	11.1	—	—
Miscellaneous	(1.1)	0.5	2.2
Total	38.4%	(5.7%)	17.0%

Significant components of deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2023	2022

Deferred tax assets:
Accrued expenses	$2,155	$2,254
Section 174 expenses	13,084	8,119
Leases	1,186	4,822
Warrants and stock options	4,588	4,087
Inventories	275	198
Research and development credit	2,327	2,374
Other assets	1,094	838
Net operating loss	16,237	16,586
Less valuation allowance	(17,667)	(17,562)
Total deferred tax assets	23,279	21,716
Deferred tax liabilities:
Depreciation	(25,552)	(29,397)
Goodwill	(12,921)	(10,716)
Intangible assets	(2,362)	(3,103)
Leases	(1,186)	(4,822)
Total deferred tax liabilities	(42,021)	(48,038)
Net deferred tax liability	$(18,742)	$(26,322)

The Company has recorded no U.S. deferred taxes related to the undistributed earnings of its non-U.S. subsidiaries as of December 31, 2023. Such amounts are intended to be reinvested outside of the United States indefinitely. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings. As of December 31, 2023, the Company had accumulated undistributed earnings in non-U.S. subsidiaries of $3.4 million.
As of December 31, 2023, the Company had estimated net operating loss carry forwards of $16.2 million for tax purposes. The net operating losses relate to operations in Germany and Netherlands. Germany net operating losses may be carried forward without any time limitations but are limited to €1 million, plus 60 percent of taxable income exceeding €1 million. Netherlands net operating losses may be carried forward without any time limitations, but are limited to €1 million, plus 50 percent of taxable income exceeding €1 million.
The Company establishes valuation allowances for deferred tax assets when, after consideration of all positive and negative evidence, it is considered more-likely-than-not that a portion of the deferred tax assets will not be realized. The Company's valuation allowances of $17.7 million and $17.6 million at December 31, 2023 and 2022, respectively, reduce the carrying value of deferred tax assets associated with certain net operating loss carry forwards and other assets with insufficient positive evidence for recognition. The increase in the valuation allowance is primarily attributable to additional net operating losses generated in 2023.
The Company files a U.S. federal income tax return and income tax returns in various states and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state, or foreign income tax examinations by tax authorities for years before 2019.
The Company has liabilities related to unrecognized tax benefits totaling $3.6 million and $3.2 million at December 31, 2023 and 2022, respectively, that if recognized would result in a reduction of the Company’s effective tax rate. The liabilities are classified as other long-term liabilities in the accompanying consolidated balance sheets. The Company recognizes interest and penalties related to income tax matters in income tax expense and reports the liability in current or long-term income taxes payable as appropriate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2023	2022

Balance at beginning of period	$3,236	$4,364
Additions for tax positions of current year	632	634
Additions for tax positions of prior years	86	23
Decrease related to the expiration of statutes of limitations	(338)	—
Reduction for tax positions of prior years	—	(1,785)
Balance at period end	$3,616	$3,236

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
Revenue in the United States and Europe is derived primarily from Injection Molding, CNC Machining, 3D Printing and Sheet Metal product lines. Revenue in Japan was derived from Injection Molding and CNC Machining product lines. Injection Molding revenue consists of sales of custom injection molds and injection-molded parts. CNC Machining revenue consists of sales of CNC-machined and lathe-turned customer parts. 3D Printing revenue consists of sales of 3D-printed parts. Sheet Metal revenue consists of sales of fabricated sheet metal parts.
The accounting policies of the reportable segments are the same as those described in Note 2 – Summary of Significant Accounting Policies. Intercompany transactions primarily relate to intercontinental activity and have been eliminated and are excluded from the reported amounts. The difference between income (loss) from operations and pre-tax income relates to foreign currency-related gains and losses and interest income on cash balances and investments, which are not allocated to business segments.

Revenue and income from operations by reportable segment are as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Revenue:
United States	$396,821	$387,399	$384,458
Europe	107,056	92,770	90,399
Japan	—	8,229	13,241
Total revenue	$503,877	$488,398	$488,098

	Year Ended December 31,
(in thousands)	2023	2022	2021
Income (Loss) from Operations:
United States	$94,682	$93,176	$98,001
Europe	(12,528)	(130,386)	730
Corporate Unallocated and Japan	(53,987)	(60,773)	(58,389)
Total income (loss) from operations	$28,167	$(97,983)	$40,342

Total long-lived assets, expenditures for additions to long-lived assets and depreciation and amortization expense are as follows:

(in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Long-lived assets:
United States	$201,388	$203,816	$215,701
Europe	52,267	53,835	59,388
Japan	—	134	5,257
Total long-lived assets	$253,655	$257,785	$280,346

	Year Ended December 31,
(in thousands)	2023	2022	2021
Expenditures for additions to long-lived assets:
United States	$24,553	$17,538	$26,698
Europe	3,563	4,137	7,378
Japan	—	11	133
Total expenditures for additions to long-lived assets	$28,116	$21,686	$34,209

	Year Ended December 31,
(in thousands)	2023	2022	2021
Depreciation and Amortization:
United States	$30,667	$31,666	$31,642
Europe	6,861	6,770	7,101
Japan	—	989	1,745
Total depreciation and amortization	$37,528	$39,425	$40,488

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
Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 framework). Based on the assessment, management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting is effective. The Company’s registered public accounting firm’s attestation report on the Company’s internal control over financial reporting is provided in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item with respect to Item 401 relating to executive officers is contained in Part I, Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant” and with respect to other information relating to our directors will be set forth in our 2024 Proxy Statement under the caption “Proposal 1 — Election of Directors,” which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.
The information required by this item under Item 405 of Regulation S-K is incorporated herein by reference to the section titled “Corporate Governance — Section 16(a) Beneficial Ownership Reporting Compliance” of our 2024 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The information required by this item under Items 407 (c)(3), (d)(4) and (d)(5) and Item 408(b) of Regulation S-K is incorporated herein by reference to the section titled “Corporate Governance” of our 2024 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
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
Item 11. Executive Compensation
Information related to this item is incorporated herein by reference to the sections titled “Compensation Discussion and Analysis,” “Corporate Governance — Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” of our 2024 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information related to security ownership required by this item is incorporated herein by reference to the section titled “Security Ownership of Certain Beneficial Owners and Management” of our 2024 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. Information related to our equity compensation plans required by this item is incorporated herein by reference to the section titled “Compensation Discussion and Analysis – Elements of Executive Compensation” of our 2024 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Outstanding Equity Awards
The following table summarizes, as of December 31, 2023, information about shares of our common stock that may be issued under equity compensation plans approved by shareholders and plans not approved by shareholders:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares in first column)

Equity compensation plans approved by shareholders(1)	1,131,875	$59.92	1,689,082	(2)
Equity compensation plans not approved by shareholders	None	N/A	None

(1)Includes the 2012 Long-Term Incentive Plan, the 2022 Long-Term Incentive Plan, as amended, and our Employee Stock Purchase Plan.
(2)Includes 743,893 shares remaining available for issuance as of December 31, 2023 under our Employee Stock Purchase Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item is incorporated herein by reference to the sections titled “Corporate Governance — Certain Relationships and Related Party Transactions,” and “Corporate Governance — Director Independence” of our 2024 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 14. Principal Accountant Fees and Services
Information required by this item is incorporated herein by reference to the section titled “Fees Paid to Independent Registered Public Accounting Firm” of our 2024 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this report:
1.Consolidated Financial Statements
See Index to Consolidated Financial Statement at Item 8 herein.
2.Financial Statement Schedules
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statement or notes herein.
3.Exhibits
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

10.21#	Proto Labs, Inc. 2022 Long-Term Incentive Plan (as amended on May 17, 2023) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on May 18, 2023).
10.22#	Form of Incentive Stock Option Agreement under the 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on August 30, 2022).
10.23#	Form of Non-Statutory Stock Option Agreement (Directors) under the 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on August 30, 2022).
10.24#	Form of Non-Statutory Stock Option Agreement (U.S. Employees) under the 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on August 30, 2022).
10.25#	Form of Non-Statutory Stock Option Agreement (U.K. Employees) under the 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed on August 30, 2022).
10.26#	Form of Restricted Stock Unit Award Agreement under the 2022 Long-Term Incentive Plan (U.S. Employees) (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K, filed on August 30, 2022).
10.27#	Form of Restricted Stock Unit Award Agreement under the 2022 Long-Term Incentive Plan (U.K. Employees) (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K, filed on August 30, 2022).
10.28#	Form of Restricted Stock Unit Award Agreement under the 2022 Long-Term Incentive Plan (Directors) (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K, filed on August 30, 2022).
10.29#	Form of Performance Stock Unit Award Agreement under the 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K, filed on August 30, 2022).
10.30#	Form of Deferred Stock Unit Award Agreement under the 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K, filed on August 30, 2022).
21.1	Subsidiaries of Proto Labs, Inc.

23.1	Consent of Ernst & Young LLP
24.1	Powers of Attorney
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
97	Proto Labs, Inc. Required Compensation Recovery Policy
101.INS**	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101
#    Indicates management contract or compensatory plan or arrangement.
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

Proto Labs, Inc.

Date: February 16, 2024	/s/ Robert Bodor
Robert Bodor
President and Chief Executive Officer (Principal Executive Officer)

Date: February 16, 2024	/s/ Daniel Schumacher
Daniel Schumacher
Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: February 16, 2024	/s/ Robert Bodor
Robert Bodor
President and Chief Executive Officer and Director (Principal Executive Officer)

Date: February 16, 2024	/s/ Daniel Schumacher
Daniel Schumacher
Chief Financial Officer (Principal Financial and Accounting Officer)

Chairman of the Board of Directors: Rainer Gawlick*

Directors: Archie C. Black* Sujeet Chand* Moonhie Chin* Stacy Greiner* Donald G. Krantz* Sven A. Wehrwein*
*Robert Bodor, by signing his name hereto, does hereby sign this document on behalf of each of the above named officers and directors of the registrant pursuant to powers of attorney duly executed by such persons and filed as an exhibit hereto.

Date: February 16, 2024	/s/ Robert Bodor
Robert Bodor
President and Chief Executive Officer (Principal Executive Officer)