Form 10-Q
period 2024-03-31
Proto Labs Inc
filed 2024-05-03
CIK 1443669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,316,070 shares of Common Stock, par value $0.001 per share, were outstanding at April 30, 2024.

Proto Labs, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Proto Labs, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$92,804	$83,790
Short-term marketable securities	16,875	19,013
Accounts receivable, net of allowance for doubtful accounts of $2,588 and $2,499 as of March 31, 2024, and December 31, 2023, respectively	77,849	72,848
Inventory	12,823	13,657
Income taxes receivable	644	2,228
Prepaid expenses and other current assets	9,425	9,124
Total current assets	210,420	200,660
Property and equipment, net	247,798	253,655
Goodwill	273,991	273,991
Other intangible assets, net	24,407	25,584
Long-term marketable securities	3,257	8,019
Operating lease assets	4,185	4,628
Finance lease assets	893	960
Other long-term assets	4,852	4,856
Total assets	$769,803	$772,353

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$15,256	$15,636
Accrued compensation	16,239	15,292
Accrued liabilities and other	21,216	16,872
Current operating lease liabilities	1,549	1,585
Current finance lease liabilities	299	296
Income taxes payable	3,877	-
Total current liabilities	58,436	49,681
Long-term operating lease liabilities	2,588	3,008
Long-term finance lease liabilities	519	595
Long-term deferred tax liabilities	16,482	18,742
Other long-term liabilities	4,468	5,032
Total liabilities	82,493	77,058

Shareholders' equity
Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding 0 shares as of each of March 31, 2024, and December 31, 2023	-	-
Common stock, $0.001 par value, authorized 150,000,000 shares; issued and outstanding 25,316,070 and 25,721,957 shares as of March 31, 2024, and December 31, 2023, respectively	26	26
Additional paid-in capital	462,715	466,884
Retained earnings	253,414	256,398
Accumulated other comprehensive loss	(28,845)	(28,013)
Total shareholders' equity	687,310	695,295
Total liabilities and shareholders' equity	$769,803	$772,353

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Comprehensive Income
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023

Statements of Operations:
Revenue	$127,890	$125,859
Cost of revenue	70,423	72,083
Gross profit	57,467	53,776
Operating expenses
Marketing and sales	23,160	22,451
Research and development	11,167	10,677
General and administrative	16,313	16,833
Closure of Japan business	—	66
Total operating expenses	50,640	50,027
Income from operations	6,827	3,749
Other income, net	899	1,290
Income before income taxes	7,726	5,039
Provision for income taxes	2,458	2,380
Net income	$5,268	$2,659

Net income per share:
Basic	$0.21	$0.10
Diluted	$0.20	$0.10

Shares used to compute net income per share:
Basic	25,624,949	26,580,279
Diluted	25,784,987	26,605,787

Comprehensive Income (net of tax)
Comprehensive income	$4,436	$3,520

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Shareholders' Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount

Balance at December 31, 2023	25,721,957	26	466,884	256,398	(28,013)	695,295
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	29,974	—	(533)	—	—	(533)
Stock-based compensation expense	—	—	4,276	—	—	4,276
Repurchases of common stock and other	(435,861)	—	(7,912)	(8,252)	—	(16,164)
Net income	—	—	—	5,268	—	5,268
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	(925)	(925)
Net unrealized gains (losses) on investments in securities	—	—	—	—	93	93
Comprehensive income						4,436
Balance at March 31, 2024	25,316,070	$26	$462,715	$253,414	$(28,845)	$687,310

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount

Balance at December 31, 2022	26,888,425	27	473,740	258,236	(34,355)	697,648
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	26,798	—	(401)	—	—	(401)
Stock-based compensation expense	—	—	3,695	—	—	3,695
Repurchases of common stock	(712,500)	(1)	(11,849)	(9,475)	—	(21,325)
Net income	—	—	—	2,659	—	2,659
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	527	527
Net unrealized gains (losses) on investments in securities	—	—	—	—	334	334
Comprehensive income						3,520
Balance at March 31, 2023	26,202,723	$26	$465,185	$251,420	$(33,494)	$683,137
The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023

Operating activities
Net income	$5,268	$2,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,103	9,388
Stock-based compensation expense	4,276	3,695
Deferred taxes	(2,247)	(3,096)
Interest on finance lease obligations	10	287
Gain on disposal of property and equipment	(22)	—
Other	63	(46)
Changes in operating assets and liabilities:
Accounts receivable	(5,654)	(2,328)
Inventories	802	(641)
Prepaid expenses and other	(359)	1,464
Income taxes	5,457	5,160
Accounts payable	(138)	2,536
Accrued liabilities and other	4,779	3,500
Net cash provided by operating activities	21,338	22,578

Investing activities
Purchases of property, equipment and other capital assets	(2,587)	(3,441)
Proceeds from sales of property, equipment and other capital assets	22	194
Proceeds from call redemptions and maturities of marketable securities	6,984	7,630
Net cash provided by investing activities	4,419	4,383

Financing activities
Purchases of shares withheld for tax obligations	(533)	(401)
Repurchases of common stock	(16,013)	(21,119)
Principal repayments of finance lease obligations	(73)	(82)
Net cash used in financing activities	(16,619)	(21,602)
Effect of exchange rate changes on cash and cash equivalents	(124)	134
Net increase in cash and cash equivalents	9,014	5,493
Cash and cash equivalents, beginning of period	83,790	56,558
Cash and cash equivalents, end of period	$92,804	$62,051

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
The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. For further information, refer to the audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (SEC) on February 16, 2024.
The accompanying Consolidated Balance Sheet as of December 31, 2023 was derived from the audited Consolidated Financial Statements but does not include all disclosures required by U.S. GAAP for a full set of financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Consolidated Financial Statements and Notes included in the Company's Annual Report on Form 10-K filed on February 16, 2024 as referenced above.
Note 2 – Recent Accounting Pronouncements
The Company did not recently adopt any accounting pronouncements that had a material impact on the Company's Consolidated Financial Statements.
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, that enhances the transparency of income tax disclosures by expanding annual disclosure requirements related to the rate reconciliation and income taxes paid. The Company is required to adopt this guidance for its annual year ending December 31, 2025. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its disclosures.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, that updates reportable segment disclosure requirements primarily through enhanced disclosures about significant expenses and information used to assess segment performance on an annual and interim basis. The Company is required to adopt this guidance for its annual year ending December 31, 2024 and all interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its disclosures.
Note 3 – Net Income per Common Share
Basic net income per share is computed based on the weighted-average number of common shares outstanding. Diluted net income per share is computed based on the weighted-average number of common shares outstanding, increased by the number of additional shares that would have been outstanding had potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares. Potentially dilutive shares of common stock include stock options and other stock-based awards granted under stock-based compensation plans and shares committed to be purchased under the employee stock purchase plan. Performance stock units are excluded from the calculation of dilutive potential common shares until the performance conditions have been satisfied. Anti-dilutive options were excluded from the calculation of diluted weighted average shares outstanding and were 421,937 and 382,906 for the three months ended March 31, 2024 and 2023, respectively.

The table below sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2024	2023
Net income	$5,268	$2,659

Basic - weighted-average shares outstanding:	25,624,949	26,580,279
Effect of dilutive securities:
Employee stock options and other	160,038	25,508
Diluted - weighted-average shares outstanding:	25,784,987	26,605,787
Net income per share:
Basic	$0.21	$0.10
Diluted	$0.20	$0.10

Note 4 – Goodwill and Other Intangible Assets
There were no changes in the carrying amount of goodwill during the three months ended March 31, 2024.
Intangible assets other than goodwill at March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024			December 31, 2023			Useful Life (in years)	Weighted Average Useful Life Remaining (in years)
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Marketing assets	$930	$(923)	$7	$930	$(900)	$30	10.0	0.1
Non-compete agreement	830	(628)	202	835	(603)	232	2.0 - 5.0	1.3
Software technology	13,229	(8,096)	5,133	13,229	(7,752)	5,477	10.0	3.8
Software platform	26,136	(7,071)	19,065	26,373	(6,575)	19,798	12.0	8.8
Tradenames	351	(351)	—	354	(347)	7	3.0	0.0
Customer relationships	12,204	(12,204)	—	12,223	(12,183)	40	3.0 - 9.0	0.0
Total intangible assets	$53,680	$(29,273)	$24,407	$53,944	$(28,360)	$25,584

Intangible assets allocated to the Protolabs Network entities consisted of intangible assets of €11.6 million in Europe and $16.6 million in the United States as of the date of the acquisition. The Euro denominated intangible assets are translated at the end of each period using the current exchange rates resulting in a foreign currency translation adjustment that is recorded as a component of Other Comprehensive Income. Foreign currency losses related to intangible assets were $1.6 million and $1.3 million as of March 31, 2024 and December 31, 2023, respectively. Amortization expense for intangible assets was $1.0 million and $1.5 million for each of the three months ended March 31, 2024 and 2023, respectively.

Estimated aggregated amortization expense based on the current carrying value of the amortizable intangible assets and current exchange rates is as follows:

(in thousands)	Estimated Amortization Expense
Remaining 2024	$2,736
2025	3,638
2026	3,537
2027	3,527
2028	2,158
Thereafter	8,811
Total estimated amortization expense	$24,407

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
The following table summarizes financial assets as of March 31, 2024 and December 31, 2023 measured at fair value on a recurring basis:

	March 31, 2024			December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial Assets:
Cash	$90,951	$-	$-	$77,423	$-	$-
Money market mutual fund	1,853	-	-	6,367	-	-
Marketable securities	1,889	18,243	-	4,482	22,550	-
Total	$94,693	$18,243	$-	$88,272	$22,550	$-

Note 6 – Marketable Securities
The Company invests in short-term and long-term agency, municipal, corporate and other debt securities. The securities are categorized as available-for-sale and are recorded at fair value. The following table summarizes information regarding the Company’s short-term and long-term marketable securities as of March 31, 2024 and December 31, 2023:

	March 31, 2024
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities	$15,803	$—	$(244)	$15,559
U.S. municipal securities	4,636	—	(63)	4,573
Total marketable securities	$20,439	$—	$(307)	$20,132

	December 31, 2023
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities	$16,798	$—	$(278)	$16,520
Corporate debt securities	2,511	—	(19)	2,492
U.S. municipal securities	7,876	—	(105)	7,771
Certificates of deposit/time deposits	249	—	—	249
Total marketable securities	$27,434	$—	$(402)	$27,032

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
The March 31, 2024 balance of available-for-sale debt securities by contractual maturity is shown in the following table at fair value. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in thousands)	March 31, 2024
Due in one year or less	$16,875
Due after one year through five years	3,257
Total marketable securities	$20,132

Note 7 – Inventory
Inventory consists primarily of raw materials, which are recorded at the lower of cost and net realizable value using the standard cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.

The Company’s inventory consisted of the following as of the dates indicated:

(in thousands)	March 31, 2024	December 31, 2023
Total inventory	$13,539	$14,319
Allowance for obsolescence	(716)	(662)
Inventory, net of allowance	$12,823	$13,657

Note 8 – Stock-Based Compensation
Under the Company's 2022 Long-Term Incentive Plan, the Company has the ability to grant stock options, stock appreciation rights (SARs), restricted stock, restricted stock units, other stock-based awards and cash incentive awards, which was approved by the Company's shareholders at a Special Meeting of Shareholders on August 29, 2022 (as amended, the 2022 Plan). Awards under the 2022 Plan have a maximum term of ten years from the date of grant. The compensation committee may provide that the vesting or payment of any award will be subject to the attainment of specified performance measures in addition to the satisfaction of any continued service requirements and the compensation committee will determine whether such measures have been achieved. The per-share exercise price of stock options and SARs granted under the 2022 Plan generally may not be less than the fair market value of a share of our common stock on the date of the grant.
The Company also has outstanding awards under the 2012 Long-Term Incentive Plan, as amended (the 2012 Plan), although the plan expired in February 2022 and no additional awards have since been or will be made under the 2012 Plan. The 2012 Plan provided the Company the ability to to grant stock options, SARs, restricted stock, restricted stock units, other stock-based awards and cash incentive awards. Awards under the 2012 Plan that subsequently expired, were forfeited or cancelled or settled in cash after August 29, 2022 became available for awards under the 2022 Plan.
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
Stock-Based Compensation Expense
Stock-based compensation expense was $4.3 million and $3.7 million for the three months ended March 31, 2024 and 2023, respectively.

Stock Options
The following table summarizes stock option activity during the three months ended March 31, 2024:

	Stock Options	Weighted- Average Exercise Price
Options outstanding at December 31, 2023	371,313	$59.92
Granted	95,470	33.52
Exercised	-	-
Forfeited	(12,912)	73.73
Expired	(1,632)	78.59
Options outstanding at March 31, 2024	452,239	$53.89

Exercisable at March 31, 2024	183,461	$73.15

The outstanding options generally have a term of ten years. For employees, options granted become exercisable ratably over the vesting period, which is generally a period of four years, beginning on the first anniversary of the grant date, subject to the employee’s continuing service to the Company.
The weighted-average grant date fair value of options that were granted during the three months ended March 31, 2024 was $18.20.
The following table provides the assumptions used in the Black-Scholes pricing model valuation of options during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	4.28%	3.90% - 4.55%
Expected life (years)	6.25	2.00 - 6.25
Expected volatility	50.62%	49.23% - 55.92%
Expected dividend yield	0%	0%

As of March 31, 2024, there was $4.8 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.9 years.
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

The following table summarizes restricted stock activity during the three months ended March 31, 2024:

	Restricted Stock	Weighted- Average Grant Date Fair Value Per Share
Restricted stock at December 31, 2023	653,465	$45.89
Granted	76,078	33.52
Restrictions lapsed	(45,886)	76.14
Forfeited	(13,390)	47.78
Restricted stock at March 31, 2024	670,267	$42.37

As of March 31, 2024, there was $17.8 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 2.6 years.
Performance Stock
Performance stock units (PSUs) are expressed in terms of a target number of PSUs, with anywhere between 0 percent and 200 percent of that target number capable of being earned and vesting at the end of a three-year performance period depending on the Company’s performance in the final year of the performance period and the award recipient’s continued employment. Certain PSUs granted by the Company in 2021 are based on performance conditions and the related compensation cost is based on the probability that the performance conditions will be achieved. The Company’s PSUs granted in 2022, 2023, 2024 and certain PSUs granted in 2021 are based on market conditions and the related compensation cost is based on the fair value at grant date calculated using a Monte Carlo pricing model.
The following table summarizes performance stock activity during the three months ended March 31, 2024:

	Performance Stock	Weighted- Average Grant Date Fair Value Per Share
Performance stock at December 31, 2023	107,097	$74.08
Granted	79,436	48.20
Restrictions lapsed	-	-
Performance change	(2,772)	227.14
Forfeited	-
Performance stock at March 31, 2024	183,761	$60.58

The following table provides the assumptions used in the Monte Carlo pricing model valuation of PSUs during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	4.37%	4.35%
Expected life (years)	2.88	2.88
Expected volatility	51.40%	58.00%
Expected dividend yield	0%	0%

As of March 31, 2024, there was $7.2 million of unrecognized compensation expense related to non-vested performance stock, which is expected to be recognized over a weighted-average period of 2.3 years.
Employee Stock Purchase Plan
The following table presents the assumptions used to estimate the fair value of the ESPP during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	5.16%	4.60%
Expected life (months)	6.00	6.00
Expected volatility	47.92%	67.84%
Expected dividend yield	0%	0%

Note 9 – Accumulated Other Comprehensive Income (Loss)
Other comprehensive income (loss) is comprised of foreign currency translation adjustments and net unrealized gains (losses) on investments in securities.
The following table presents the changes in accumulated other comprehensive income (loss) balances during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023

Balance at beginning of period	$(28,013)	$(34,355)
Foreign currency translation adjustments
Other comprehensive income (loss) before reclassifications	(925)	527
Amounts reclassified from accumulated other comprehensive loss	—	—
Net current-period other comprehensive income (loss)	(925)	527
Net unrealized gains (losses) on investments in securities
Other comprehensive income (loss) before reclassifications	93	334
Amounts reclassified from accumulated other comprehensive loss	—	—
Net current-period other comprehensive income (loss)	93	334
Balance at end of period	$(28,845)	$(33,494)

Note 10 – Income Taxes
The Company is subject to income tax in multiple jurisdictions and the use of estimates is required to determine the provision for income taxes. For the three months ended March 31, 2024 and 2023, the Company recorded an income tax provision of $2.5 million and $2.4 million, respectively. The income tax provision is based on the estimated annual effective tax rate for the year applied to pre-tax income. The effective income tax rate for the three months ended March 31, 2024 was 31.8 percent compared to 47.2 percent in the same period of the prior year. The effective tax rate decreased by 15.4 percent for the three months ended March 31, 2024 when compared to the same period in 2023, primarily due to a decrease in tax expense from the vesting of restricted stock, the cancellation of performance stock units and the exercise of stock options, as well as a decrease in losses in jurisdictions that are not eligible for tax benefits due to valuation allowances.
The effective income tax rate for the three months ended March 31, 2024 differs from the U.S. federal statutory rate of 21.0 percent due to various factors, including operating in multiple state and foreign jurisdictions and tax credits for which the Company qualifies.
The Company had unrecognized tax benefits totaling $3.4 million as of March 31, 2024 and $3.6 million as of December 31, 2023, respectively, that if recognized would result in a reduction of the Company’s effective tax rate. The liabilities are classified as other long-term liabilities in the accompanying consolidated balance sheets. The Company recognizes interest and penalties related to income tax matters in income tax expense and reports the liability in current or long-term income taxes payable as appropriate.
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
Revenue and income from operations by reportable segment for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Revenue:
United States	$101,481	$97,746
Europe	26,409	28,113
Total revenue	$127,890	$125,859

	Three Months Ended March 31,
(in thousands)	2024	2023
Income (Loss) from Operations:
United States	$26,332	$20,481
Europe	(2,444)	(2,483)
Corporate Unallocated and Japan	(17,061)	(14,249)
Total Income from Operations	$6,827	$3,749

Total long-lived assets at March 31, 2024 and December 31, 2023 were as follows:

(in thousands)	March 31, 2024	December 31, 2023
Total long-lived assets:
United States	$195,944	$201,388
Europe	51,854	52,267
Total Long-lived Assets	$247,798	$253,655

Revenue by product line for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Revenue:
Injection Molding	$52,663	$51,948
CNC Machining	49,932	48,104
3D Printing	21,582	21,325
Sheet Metal	3,553	4,248
Other Revenue	160	234
Total Revenue	$127,890	$125,859

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Overview
We are one of the world’s largest, fastest and most comprehensive digital manufacturers of custom parts. Our vision is accelerating innovation by revolutionizing manufacturing. Our mission is to empower companies to bring new ideas to market by offering the fastest and most comprehensive digital manufacturing service in the world. We accomplish this by offering a variety of manufacturing capabilities fulfilled through a combination of owned manufacturing factories and a worldwide network of premium manufacturing partners. Our automated quoting and manufacturing systems are highly integrated with our manufacturing and fulfillment systems, which allow us to offer a vast array of manufacturing technologies in a variety of materials across a continuum of lead times and prices. Our technology-enabled digital engineering and manufacturing applications enable us to produce commercial-grade plastic, metal, and liquid silicone rubber parts in as fast as one day. We utilize injection molding, computer numerical control (CNC) machining, 3D printing and sheet metal fabrication to manufacture custom parts for our customers.
Our customers conduct nearly all of their business with us over the Internet. We target our products to the millions of product developers and engineers who use three-dimensional computer-aided design (3D CAD) software to design products across a diverse range of end-markets, to the procurement and supply chain professionals seeking to easily and efficiently source custom parts, and to a wide variety of customers seeking to purchase custom made parts. We believe our use of advanced technology enables us to offer significant advantages at competitive prices to many customers and is the primary reason we have become a leading supplier of custom parts.
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
Key Financial Measures and Trends
Revenue
Our operations are comprised of two geographic operating segments in the United States and Europe. On May 27, 2022, the Company's board of directors approved a plan for the closure of our manufacturing facility in Japan and announced an intention to cease operations in the region. The Company dissolved its Japan operations in December 2023. Revenue is derived from our Injection Molding, CNC Machining, 3D Printing and Sheet Metal product lines. Injection Molding revenue consists of sales of custom injection molds and injection-molded parts. CNC Machining revenue consists of sales of CNC-machined custom parts. 3D Printing revenue consists of sales of 3D-printed parts. Sheet Metal revenue consists of sales of fabricated sheet metal custom parts. Our revenue is generated from a diverse customer base and our historical and current efforts to increase revenue have been directed at gaining new customers and selling to our existing customer base by increasing marketing and selling activities, including:
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
Provision for Income Taxes
Provision for income taxes is comprised of federal, state, local and foreign taxes based on pre-tax income. Overall, our effective tax rate for 2024 and beyond may differ from historical effective tax rates due to increases in losses in foreign operations that are not eligible for tax benefits on account of valuation allowances, as well as any future tax law changes that may impact our effective tax rate.
Results of Operations
The following table summarizes our results of operations and the related changes for the periods indicated. The results below are not necessarily indicative of the results for future periods.

	Three Months Ended March 31,				Change
(dollars in thousands)	2024		2023		$	%
Revenue	$127,890	100.0	$125,859	100.0	$2,031	1.6
Cost of revenue	70,423	55.1	72,083	57.3	(1,660)	(2.3)
Gross profit	57,467	44.9	53,776	42.7	3,691	6.9
Operating expenses
Marketing and sales	23,160	18.1	22,451	17.8	709	3.2
Research and development	11,167	8.7	10,677	8.5	490	4.6
General and administrative	16,313	12.8	16,833	13.4	(520)	(3.1)
Closure of Japan business	—	—	66	0.1	(66)	(100.0)
Total operating expenses	50,640	39.6	50,027	39.7	613	1.2
Income from operations	6,827	5.3	3,749	3.0	3,078	82.1
Other income, net	899	0.7	1,290	1.0	(391)	(30.3)
Income before income taxes	7,726	6.0	5,039	4.0	2,687	53.3
Provision for income taxes	2,458	1.9	2,380	1.9	78	3.3
Net income	$5,268	4.1%	$2,659	2.1%	$2,609	98.1%

Stock-based compensation expense included in the statements of operations data above for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Stock options, restricted stock and performance stock	$3,955	$3,321
Employee stock purchase plan	321	374
Total stock-based compensation expense	$4,276	$3,695

Cost of revenue	$459	$466
Operating expenses:
Marketing and sales	832	693
Research and development	693	572
General and administrative	2,292	1,964
Total stock-based compensation expense	$4,276	$3,695

Comparison of Three Months Ended March 31, 2024 and 2023
Revenue
Revenue by reportable segment and the related changes for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024		2023		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue:
United States	$101,481	79.4%	$97,746	77.7%	$3,735	3.8%
Europe	26,409	20.6%	28,113	22.3%	(1,704)	(6.1)
Total revenue	$127,890	100.0%	$125,859	100.0%	$2,031	1.6%

Our revenue increased $2.0 million, or 1.6%, for the three months ended March 31, 2024 compared to the same period in 2023. By reportable segment, revenue in the United States increased $3.7 million, or 3.8%, for the three months ended March 31, 2024 compared to the same period in 2023. Revenue in Europe decreased $1.7 million, or 6.1%, for the three months ended March 31, 2024 compared to the same period in 2023. Revenue generated from the Protolabs Network was $23.9 million and $17.2 million for the three months ended March 31, 2024 and 2023, respectively. International revenue was positively impacted by $0.9 million during three months ended March 31, 2024 compared to the same period in 2023 as a result of foreign currency movements, primarily the strengthening of the British Pound and Euro relative to the United States Dollar.
During the three months ended March 31, 2024, we served 22,466 unique customer contacts, which is a decrease of 3.5% from the same period in 2023. Our customer contacts served decreased compared to an increase in revenue. This is primarily due to our strategic focus to earn larger orders from our customers as we strive to be their supplier of choice by serving their custom parts needs through the comprehensive offer our factory and the Protolabs Network provide.

Revenue by product line and the related changes for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024		2023		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue:
Injection Molding	$52,663	41.2%	$51,948	41.3%	$715	1.4%
CNC Machining	49,932	39.0	48,104	38.2	1,828	3.8
3D Printing	21,582	16.9	21,325	16.9	257	1.2
Sheet Metal	3,553	2.8	4,248	3.4	(695)	(16.4)
Other Revenue	160	0.1	234	0.2	(74)	(31.6)
Total Revenue	$127,890	100.0%	$125,859	100.0%	$2,031	1.6%

By product line, our revenue increase was driven by a 3.8% increase in CNC Machining revenue, a 1.2% increase in 3D Printing revenue and a 1.4% increase in Injection Molding revenue, which was partially offset by a 16.4% decrease in Sheet Metal revenue and a 31.6% decrease in Other Revenue, in each case for the three months ended March 31, 2024 compared to the same period in 2023.
Cost of Revenue, Gross Profit and Gross Margin
Cost of Revenue. Cost of revenue decreased $1.7 million, or 2.3%, for the three months ended March 31, 2024 compared to the same period in 2023, while revenue increased 1.6% for the three months ended March 31, 2024 compared to the same period in 2023. The decrease in the cost of revenue of $1.7 million was primarily driven by reductions in contract labor, headcount and overtime leading to lower personnel and related costs of $1.6 million primarily in our digital manufacturing factory business during the three months ended March 31, 2024 compared to the same period in 2023. The cost reductions in our digital factories were the result of focused management of resources aligned to order volumes, partially supported by increased automation.
Gross Profit and Gross Margin. Gross profit increased from $53.8 million in the three months ended March 31, 2023 to $57.5 million in the three months ended March 31, 2024. Gross margin increased from 42.7% in the three months ended March 31, 2023 to 44.9% in the three months ended March 31, 2024.
Operating Expenses, Other (Loss) Income, net and Provision for Income Taxes
Marketing and Sales. Marketing and sales expenses increased $0.7 million, or 3.2%, during the three months ended March 31, 2024 compared to the same period in 2023. The increase in marketing and sales expenses was primarily driven by increases in personnel and related costs of $0.3 million and marketing program cost of $0.4 million during the three months ended March 31, 2024 when compared to the same period in 2023.
Research and Development. Our research and development expenses increased $0.5 million, or 4.6%, during the three months ended March 31, 2024 compared to the same period in 2023 primarily due to increases of $0.2 million in professional services and $0.3 million of other operating costs.
General and Administrative. Our general and administrative expenses decreased $0.5 million, or 3.1%, during the three months ended March 31, 2024 compared to the same period in 2023 primarily due to decreases of $0.6 million in administrative costs and professional services, $0.4 million in intangible amortization expense and $0.1 million of other operating costs. These decreases were partially offset by increases of personnel and related costs of $0.3 million and $0.3 million stock based compensation costs in the current period.
Closure of Japan business. We had no expenses related to the closure of our Japan business during the three months ended March 31, 2024. Our decision to close our Japan business resulted in $0.1 million in operating expenses during the three months ended March 31, 2023.
Other income, net. We recognized other income, net of $0.9 million for the three months ended March 31, 2024, a decline of $0.4 million compared to other income, net of $1.3 million for the three months ended March 31, 2023. Other income, net for the three months ended March 31, 2024 primarily consisted of $1.1 million in interest income on investments and other income, partially offset by $0.2 million of foreign currency losses. Other income, net for the three months ended March 31, 2023 primarily consisted of a $0.1 million gain on foreign currency and $1.2 million in interest income on investments and other income.
Provision for Income Taxes. Our effective tax rate of 31.8% for the three months ended March 31, 2024 decreased 15.4% compared to 47.2% for the same period in 2023. The decrease in the effective tax rate is primarily due to a decrease in tax expense from the vesting of restricted stock, the cancellation of performance stock units and the exercise of stock options, as well as a decrease in losses in jurisdictions that are not eligible for tax benefits due to valuation allowances. Our income tax provision of $2.5 million for the three months ended March 31, 2024 increased $0.1 million as compared our income tax provision of $2.4 million to the same period in 2023.
Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Net cash provided by operating activities	$21,338	$22,578
Net cash provided by investing activities	4,419	4,383
Net cash used in financing activities	(16,619)	(21,602)
Effect of exchange rate changes on cash and cash equivalents	(124)	134
Net increase in cash and cash equivalents	$9,014	$5,493

Sources of Liquidity
Historically, we have primarily financed our operations and capital expenditures through cash flow from operations. We had cash and cash equivalents of $92.8 million as of March 31, 2024, an increase of $9.0 million from December 31, 2023. The increase in our cash was primarily due to cash provided by operating activities of $21.3 million and proceeds from call redemptions and maturities of marketable securities of $7.0 million, which were partially offset by $2.6 million for purchases of property, equipment and other capital assets, and $16.0 million in repurchases of common stock.
We believe that our existing cash and cash equivalents together with cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
Cash Flows from Operating Activities
Cash flows from operating activities were $21.3 million during the three months ended March 31, 2024 and primarily consisted of net income of $5.3 million, adjusted for certain non-cash items, including depreciation and amortization of $9.1 million, stock-based compensation expense of $4.3 million and changes in operating assets and liabilities and other items totaling $4.9 million, which were partially offset by deferred taxes of $2.2 million. Cash flows from operating activities were $22.6 million during the three months ended March 31, 2023 and primarily consisted of net income of $2.7 million, adjusted for certain non-cash items, including depreciation and amortization of $9.4 million and stock-based compensation expense of $3.7 million, interest on finance lease obligations of $0.3 million and changes in operating assets and liabilities and other items totaling $9.7 million, which were partially offset by deferred taxes of $3.1 million.
Cash flows from operating activities decreased $1.2 million during the three months ended March 31, 2024 compared to the same period in 2023, primarily due to decreases in changes in operating assets and liabilities totaling $4.8 million, interest on finance lease obligations of $0.3 million and depreciation and amortization of $0.3 million, which were partially offset by increases in net income of $2.6 million, stock-based compensation of $0.6 million and deferred taxes of $0.8 million.

Cash Flows from Investing Activities
Cash provided by investing activities was $4.4 million during the three months ended March 31, 2024, consisting of $7.0 million in proceeds from call redemptions and maturities of marketable securities, which were partially offset by $2.6 million for net purchases of property, equipment and other capital assets.
Cash provided by investing activities was $4.4 million during the three months ended March 31, 2023, consisting of $7.6 million in proceeds from call redemptions and maturities of marketable securities, which were partially offset by $3.2 million for net purchases of property, equipment and other capital assets.
Cash Flows from Financing Activities
Cash used in financing activities was $16.6 million during the three months ended March 31, 2024, consisting of $16.0 million in repurchases of common stock, $0.5 million in purchases of shares withheld for tax obligations associated with equity transactions and $0.1 million for repayments of finance lease obligations.
Cash used in financing activities was $21.6 million during the three months ended March 31, 2023, consisting of $21.1 million in repurchases of common stock, $0.4 million in purchases of shares withheld for tax obligations associated with equity transactions and $0.1 million for repayments of finance lease obligations.
Critical Accounting Estimates
We have adopted various accounting policies to prepare the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these financial statements requires us to make estimates, judgements and assumptions. Our significant accounting policies and estimates are disclosed in Note 2 to the Consolidated Financial Statements included Pat II, Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2023. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2024.
Recent Accounting Pronouncements
For information on recent accounting pronouncements, see Note 2 to the Consolidated Financial Statements appearing in Part I, Item 1 in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Risk
As a result of our foreign operations, we have revenue, expenses, assets and liabilities that are denominated in foreign currencies. We generate revenue and incur production costs and operating expenses in British Pounds and Euros.
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
We have not used forward contracts or currency borrowings to hedge our exposure to foreign currency risk. Foreign currency risk can be assessed by estimating the change in results of operations or financial position resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would generally not have a material impact on our financial position, but could have a material impact on our results of operations. We recognized foreign currency losses of $0.2 million and foreign currency gains of $0.1 million during the three months ended March 31, 2024 and 2023, respectively. The changes in foreign exchange rates had a positive impact on consolidated revenue of $0.9 million for the three months ended March 31, 2024 as compared to the same period in 2023.
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
Item 1A. Risk Factors
Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 includes a discussion of our risk factors. There have been no material changes from the risk factors described in our Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On February 7, 2023 our board of directors approved a new stock repurchase program that added $50 million to our previous stock repurchase authorization, which increased the total stock repurchase authorized to $250 million. We have $72.4 million remaining under this authorization. The timing and amount of any share repurchases will be determined by our management based on market conditions and other factors.
During the three months ended March 31, 2024, we repurchased 435,861 shares of our common stock at a total purchase price of $16.0 million under this program. Common stock repurchase activity through March 31, 2024 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)
January 1, 2024 through January 31, 2024	—	$—	—	$88,364
February 1, 2024 through February 29, 2024	272,224	$36.73	272,224	$78,364
March 1, 2024 through March 31, 2024	163,637	$36.67	163,637	$72,365
	435,861	$36.71	435,861	$72,365
Item 3. Defaults Upon Senior Securities
No matters to disclose.
Item 4. Mine Safety Disclosures
No matters to disclose.
Item 5. Other Information
During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

3.3	Third Amended and Restated By-Laws of Proto Labs, Inc., as amended through November 15, 2022 (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K, filed on November 15, 2022).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
*Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Proto Labs, Inc.

Date: May 3, 2024	/s/ Robert Bodor
Robert Bodor
President and Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2024	/s/ Daniel Schumacher
Daniel Schumacher
Chief Financial Officer (Principal Financial Officer)