Form 10-Q
period 2024-09-30
Proto Labs Inc
filed 2024-11-07
CIK 1443669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,510,076 shares of Common Stock, par value $0.001 per share, were outstanding at October 28, 2024.

Proto Labs, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Proto Labs, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$87,873	$83,790
Short-term marketable securities	12,638	19,013
Accounts receivable, net of allowance for doubtful accounts of $2,261 and $2,499 as of September 30, 2024, and December 31, 2023, respectively	69,464	72,848
Inventory	12,415	13,657
Income taxes receivable	665	2,228
Prepaid expenses and other current assets	10,019	9,124
Total current assets	193,074	200,660
Property and equipment, net	237,942	253,655
Goodwill	273,991	273,991
Other intangible assets, net	22,890	25,584
Long-term marketable securities	17,120	8,019
Operating lease assets	3,519	4,628
Finance lease assets	759	960
Other long-term assets	4,491	4,856
Total assets	$753,786	$772,353

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$15,004	$15,636
Accrued compensation	17,549	15,292
Accrued liabilities and other	18,455	16,872
Current operating lease liabilities	1,450	1,585
Current finance lease liabilities	306	296
Income taxes payable	994	—
Total current liabilities	53,758	49,681
Long-term operating lease liabilities	1,979	3,008
Long-term finance lease liabilities	365	595
Long-term deferred tax liabilities	12,688	18,742
Other long-term liabilities	5,003	5,032
Total liabilities	73,793	77,058

Shareholders' equity
Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding 0 shares as of each of September 30, 2024, and December 31, 2023	—	—
Common stock, $0.001 par value, authorized 150,000,000 shares; issued and outstanding 24,510,076 and 25,721,957 shares as of September 30, 2024, and December 31, 2023, respectively	25	26
Additional paid-in capital	454,025	466,884
Retained earnings	252,795	256,398
Accumulated other comprehensive loss	(26,852)	(28,013)
Total shareholders' equity	679,993	695,295
Total liabilities and shareholders' equity	$753,786	$772,353

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Comprehensive Income
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Statements of Operations:
Revenue	$125,619	$130,705	$379,140	$378,829
Cost of revenue	68,389	71,423	207,897	212,648
Gross profit	57,230	59,282	171,243	166,181
Operating expenses
Marketing and sales	22,619	21,682	69,070	65,863
Research and development	9,772	10,105	31,600	30,647
General and administrative	16,259	17,058	49,167	49,713
Closure of Japan business	—	22	—	186
Total operating expenses	48,650	48,867	149,837	146,409
Income from operations	8,580	10,415	21,406	19,772
Other income (loss), net	1,288	320	3,548	(1,758)
Income before income taxes	9,868	10,735	24,954	18,014
Provision for income taxes	2,679	2,781	7,957	7,784
Net income	$7,189	$7,954	$16,997	$10,230

Net income per share:
Basic	$0.29	$0.31	$0.67	$0.39
Diluted	$0.29	$0.31	$0.67	$0.39

Shares used to compute net income per share:
Basic	24,980,536	26,023,830	25,304,985	26,296,304
Diluted	25,022,485	26,028,456	25,382,280	26,327,606

Comprehensive Income (net of tax)
Comprehensive income	$9,769	$6,887	$18,158	$14,297

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Shareholders' Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount

Balance at December 31, 2023	25,721,957	26	466,884	256,398	(28,013)	695,295
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	29,974	—	(533)	—	—	(533)
Stock-based compensation expense	—	—	4,276	—	—	4,276
Repurchases of common stock and other	(435,861)	—	(7,912)	(8,252)	—	(16,164)
Net income	—	—	—	5,268	—	5,268
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	(925)	(925)
Net unrealized gains (losses) on investments in securities	—	—	—	—	93	93
Comprehensive income						4,436
Balance at March 31, 2024	25,316,070	$26	$462,715	$253,414	$(28,845)	$687,310
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	176,780	—	707	—	—	707
Stock-based compensation expense	—	—	4,244	—	—	4,244
Repurchases of common stock and other	(345,234)	—	(6,266)	(4,712)	—	(10,978)
Net income	—	—	—	4,540	—	4,540
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	(678)	(678)
Net unrealized gains (losses) on investments in securities	—	—	—	—	91	91
Comprehensive income						3,953
Balance at June 30, 2024	25,147,616	$26	$461,400	$253,242	$(29,432)	$685,236
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	—	—	—	—	—	—
Stock-based compensation expense	—	—	4,196	—	—	4,196
Repurchases of common stock and other	(637,540)	(1)	(11,571)	(7,636)	—	(19,208)
Net income	—	—	—	7,189	—	7,189
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	2,430	2,430
Net unrealized gains (losses) on investments in securities	—	—	—	—	150	150
Comprehensive income						9,769
Balance at September 30, 2024	24,510,076	$25	$454,025	$252,795	$(26,852)	$679,993

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount

Balance at December 31, 2022	26,888,425	27	473,740	258,236	(34,355)	697,648
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	26,798	—	(401)	—	—	(401)
Stock-based compensation expense	—	—	3,695	—	—	3,695
Repurchases of common stock	(712,500)	(1)	(11,849)	(9,475)	—	(21,325)
Net income	—	—	—	2,659	—	2,659
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	527	527
Net unrealized gains (losses) on investments in securities	—	—	—	—	334	334
Comprehensive income						3,520
Balance at March 31, 2023	26,202,723	$26	$465,185	$251,420	$(33,494)	$683,137
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	169,229	—	962	—	—	962
Stock-based compensation expense	—	—	3,675	—	—	3,675
Repurchases of common stock	(276,518)	—	(4,872)	(4,107)	—	(8,979)
Net loss	—		—	(383)	—	(383)
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	4,254	4,254
Net unrealized gains (losses) on investments in securities	—	—	—	—	19	19
Comprehensive income						3,890
Balance at June 30, 2023	26,095,434	$26	$464,950	$246,930	$(29,221)	$682,685
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	1,037	—	(11)	—	—	(11)
Stock-based compensation expense	—	—	4,441	—	—	4,441
Repurchases of common stock	(310,568)	—	(5,472)	(3,608)	—	(9,080)
Net income	—	—	—	7,954	—	7,954
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	(1,307)	(1,307)
Net unrealized gains (losses) on investments in securities	—	—	—	—	240	240
Comprehensive income						6,887
Balance at September 30, 2023	25,785,903	$26	$463,908	$251,276	$(30,288)	$684,922
The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023

Operating activities
Net income	$16,997	$10,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,984	28,213
Stock-based compensation expense	12,716	11,811
Deferred taxes	(6,140)	(9,197)
Interest on finance lease obligations	26	859
Loss on impairment of equipment	256	—
Loss on foreign currency translation	—	3,906
Gain on disposal of property and equipment	(24)	(498)
Other	103	122
Changes in operating assets and liabilities:
Accounts receivable	4,581	(3,058)
Inventories	1,321	(150)
Prepaid expenses and other	(312)	4,127
Income taxes	2,583	4,693
Accounts payable	(2,709)	746
Accrued liabilities and other	4,153	4,242
Net cash provided by operating activities	60,535	56,046

Investing activities
Purchases of property, equipment and other capital assets	(8,339)	(9,935)
Proceeds from sales of property, equipment and other capital assets	34	693
Purchases of marketable securities	(18,087)	—
Proceeds from call redemptions and maturities of marketable securities	15,709	19,115
Net cash (used in) provided by investing activities	(10,683)	9,873

Financing activities
Proceeds from exercises of stock options and employee stock purchases	2,094	1,986
Purchases of shares withheld for tax obligations	(1,920)	(1,436)
Repurchases of common stock	(45,958)	(39,053)
Principal repayments of finance lease obligations	(220)	(234)
Net cash used in financing activities	(46,004)	(38,737)
Effect of exchange rate changes on cash and cash equivalents	235	(244)
Net increase in cash and cash equivalents	4,083	26,938
Cash and cash equivalents, beginning of period	83,790	56,558
Cash and cash equivalents, end of period	$87,873	$83,496

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
Note 3 – Net Income per Common Share
Basic net income per share is computed based on the weighted-average number of common shares outstanding. Diluted net income per share is computed based on the weighted-average number of common shares outstanding, increased by the number of additional shares that would have been outstanding had potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares. Potentially dilutive shares of common stock include stock options and other stock-based awards granted under stock-based compensation plans and shares committed to be purchased under the employee stock purchase plan. Performance stock units are excluded from the calculation of dilutive potential common shares until the performance conditions have been satisfied. Anti-dilutive options were excluded from the calculation of diluted weighted average shares outstanding and were 466,127 and 393,592 for the three months ended September 30, 2024 and 2023, respectively, and 450,275 and 372,353 for the nine months ended September 30, 2024 and 2023, respectively.

The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2024	2023	2024	2023
Net income	$7,189	$7,954	$16,997	$10,230

Basic - weighted-average shares outstanding:	24,980,536	26,023,830	25,304,985	26,296,304
Effect of dilutive securities:
Employee stock options and other	41,949	4,626	77,295	31,302
Diluted - weighted-average shares outstanding:	25,022,485	26,028,456	25,382,280	26,327,606
Net income per share:
Basic	$0.29	$0.31	$0.67	$0.39
Diluted	$0.29	$0.31	$0.67	$0.39

Note 4 – Goodwill and Other Intangible Assets
There were no changes in the carrying amount of goodwill during the three and nine months ended September 30, 2024.
Intangible assets other than goodwill at September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024			December 31, 2023			Useful Life (in years)	Weighted Average Useful Life Remaining (in years)
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Marketing assets	$930	$(930)	$—	$930	$(900)	$30	10.0	0.0
Non-compete agreement	837	(688)	149	835	(603)	232	2.0 - 5.0	0.9
Software technology	13,229	(8,781)	4,448	13,229	(7,752)	5,477	10.0	3.3
Software platform	26,481	(8,188)	18,293	26,373	(6,575)	19,798	12.0	8.3
Tradenames	356	(356)	—	354	(347)	7	3.0	0.0
Customer relationships	12,232	(12,232)	—	12,223	(12,183)	40	3.0 - 9.0	0.0
Total intangible assets	$54,065	$(31,175)	$22,890	$53,944	$(28,360)	$25,584

Intangible assets allocated to the Protolabs Network entities consisted of intangible assets of €11.6 million in Europe and $16.6 million in the United States as of the date of the acquisition. The Euro denominated intangible assets are translated at the end of each period using the current exchange rates resulting in a foreign currency translation adjustment that is recorded as a component of Other Comprehensive Income. Foreign currency unrealized losses related to intangible assets were $1.2 million and $1.3 million as of September 30, 2024 and December 31, 2023, respectively. Amortization expense for intangible assets was $0.9 million and $1.5 million for each of the three months ended September 30, 2024 and 2023, respectively, and $2.8 million and $4.5 million for each of the nine months ended September 30, 2024 and 2023, respectively.

Estimated aggregated amortization expense based on the current carrying value of the amortizable intangible assets and current exchange rates is as follows:

(in thousands)	Estimated Amortization Expense
Remaining 2024	$919
2025	3,676
2026	3,574
2027	3,564
2028	2,195
Thereafter	8,962
Total estimated amortization expense	$22,890

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
The following table summarizes financial assets as of September 30, 2024 and December 31, 2023 measured at fair value on a recurring basis:

	September 30, 2024			December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial Assets:
Cash	$83,643	$—	$—	$77,423	$—	$—
Money market mutual fund	4,230	$—	—	6,367	—	—
Marketable securities	20,290	9,468	—	4,482	22,550	—
Total	$108,163	$9,468	$—	$88,272	$22,550	$—

Note 6 – Marketable Securities
The Company invests in short-term and long-term agency, municipal, corporate and other debt securities. The securities are categorized as available-for-sale and are recorded at fair value. The following table summarizes information regarding the Company’s short-term and long-term marketable securities as of September 30, 2024 and December 31, 2023:

	September 30, 2024
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities	$9,817	$—	$(72)	$9,745
Corporate debt securities	14,242	36	(15)	14,263
U.S. municipal securities	5,767	—	(17)	5,750
Total marketable securities	$29,826	$36	$(104)	$29,758

	December 31, 2023
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities	$16,798	$—	$(278)	$16,520
Corporate debt securities	2,511	—	(19)	2,492
U.S. municipal securities	7,876	—	(105)	7,771
Certificates of deposit/time deposits	249	—	—	249
Total marketable securities	$27,434	$—	$(402)	$27,032

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
The September 30, 2024 balance of available-for-sale debt securities by contractual maturity is shown in the following table at fair value. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in thousands)	September 30, 2024
Due in one year or less	$12,638
Due after one year through five years	17,120
Total marketable securities	$29,758

Note 7 – Inventory
Inventory consists primarily of raw materials, which are recorded at the lower of cost and net realizable value using the standard cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.

The Company’s inventory consisted of the following as of the dates indicated:

(in thousands)	September 30, 2024	December 31, 2023
Total inventory	$13,067	$14,319
Allowance for obsolescence	(652)	(662)
Inventory, net of allowance	$12,415	$13,657

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
Stock-Based Compensation Expense
Stock-based compensation expense was $4.2 million and $4.4 million for the three months ended September 30, 2024 and 2023, respectively, and $12.7 million and $11.8 million for the nine months ended September 30, 2024 and 2023, respectively.

Stock Options
The following table summarizes stock option activity during the nine months ended September 30, 2024:

	Stock Options	Weighted- Average Exercise Price
Options outstanding at December 31, 2023	371,313	$59.92
Granted	139,215	33.41
Exercised	—	—
Forfeited	(42,220)	64.43
Expired	(5,094)	67.78
Options outstanding at September 30, 2024	463,214	$51.46

Exercisable at September 30, 2024	189,816	$70.28

The outstanding options generally have a term of ten years. For employees, options granted become exercisable ratably over the vesting period, which is generally a period of four years, beginning on the first anniversary of the grant date, subject to the employee’s continuing service to the Company.
The weighted-average grant date fair value of options that were granted during the nine months ended September 30, 2024 was $18.15.
The following table provides the assumptions used in the Black-Scholes pricing model valuation of options during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Risk-free interest rate	4.28% - 4.30%	3.55% - 4.55%
Expected life (years)	6.25	2.00 - 6.25
Expected volatility	50.62% - 50.72%	49.23% - 55.92%
Expected dividend yield	0%	0%

As of September 30, 2024, there was $4.3 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.7 years.
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

The following table summarizes restricted stock activity during the nine months ended September 30, 2024:

	Restricted Stock	Weighted- Average Grant Date Fair Value Per Share
Restricted stock at December 31, 2023	653,465	$45.89
Granted	336,785	33.02
Restrictions lapsed	(191,950)	54.48
Forfeited	(51,475)	39.06
Restricted stock at September 30, 2024	746,825	$38.34

As of September 30, 2024, there was $20.0 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 2.7 years.
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
The following table summarizes performance stock activity during the nine months ended September 30, 2024:

	Performance Stock	Weighted- Average Grant Date Fair Value Per Share
Performance stock at December 31, 2023	107,097	$74.08
Granted	79,436	48.20
Restrictions lapsed	—	—
Performance change	(2,772)	227.14
Forfeited	—	—
Performance stock at September 30, 2024	183,761	$60.58

The following table provides the assumptions used in the Monte Carlo pricing model valuation of PSUs during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Risk-free interest rate	4.37%	4.35%
Expected life (years)	2.88	2.88
Expected volatility	51.40%	58.00%
Expected dividend yield	0%	0%

As of September 30, 2024, there was $5.3 million of unrecognized compensation expense related to non-vested performance stock, which is expected to be recognized over a weighted-average period of 1.9 years.
Employee Stock Purchase Plan
The following table presents the assumptions used to estimate the fair value of the ESPP during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Risk-free interest rate	5.07% - 5.16%	4.60% - 4.82%
Expected life (months)	6.00	6.00
Expected volatility	30.97% - 47.92%	47.38% - 67.84%
Expected dividend yield	0%	0%

Note 9 – Accumulated Other Comprehensive Income (Loss)
Other comprehensive income (loss) is comprised of foreign currency translation adjustments and net unrealized gains (losses) on investments in securities.
The following table presents the changes in accumulated other comprehensive income (loss) balances during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023

Balance at beginning of period	$(29,432)	$(29,221)	$(28,013)	$(34,355)
Foreign currency translation adjustments
Other comprehensive income (loss) before reclassifications	2,430	(1,307)	827	(432)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	3,906
Net current-period other comprehensive income (loss)	2,430	(1,307)	827	3,474
Net unrealized gains (loss) on investments in securities
Other comprehensive income before reclassifications	150	240	334	593
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current-period other comprehensive income	150	240	334	593
Balance at end of period	$(26,852)	$(30,288)	$(26,852)	$(30,288)

Note 10 – Income Taxes
The Company is subject to income tax in multiple jurisdictions and the use of estimates is required to determine the provision for income taxes. For the three months ended September 30, 2024 and 2023, the Company recorded an income tax provision of $2.7 million and $2.8 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded an income tax provision of $8.0 million and $7.8 million, respectively. The income tax provision is based on the estimated annual effective tax rate for the year applied to pre-tax income. The effective income tax rate for the three months ended September 30, 2024 was 27.1 percent compared to 25.9 percent in the same period of the prior year. The effective tax rate increased by 1.2 percent for the three months ended September 30, 2024 when compared to the same period in 2023, primarily due to a reduction in expenditures that qualify for the research and development credit. The effective income tax rate for the nine months ended September 30, 2024 was 31.9 percent compared to 43.2 percent in the same period of the prior year. The effective tax rate decreased by 11.3 percent for the nine months ended September 30, 2024 when compared to the same period in 2023, primarily due to the prior year one-time tax impact of the foreign currency translation loss from the closure of our Japan business.
The effective income tax rate for the three and nine months ended September 30, 2024 differs from the U.S. federal statutory rate of 21.0 percent due to various factors, including operating in multiple state and foreign jurisdictions partially offset by tax credits for which the Company qualifies.
The Company had unrecognized tax benefits totaling $3.7 million as of September 30, 2024 and $3.6 million as of December 31, 2023, respectively, that if recognized would result in a reduction of the Company’s effective tax rate. The liabilities are classified as other long-term liabilities in the accompanying consolidated balance sheets. The Company recognizes interest and penalties related to income tax matters in income tax expense and reports the liability in current or long-term income taxes payable as appropriate.

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
Revenue and income from operations by reportable segment for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Revenue:
United States	$99,571	$103,940	$299,593	$298,007
Europe	26,048	26,765	79,547	80,822
Total revenue	$125,619	$130,705	$379,140	$378,829

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Income (Loss) from Operations:
United States	$25,687	$27,178	$76,260	$69,713
Europe	(2,398)	(3,006)	(6,574)	(8,870)
Corporate Unallocated and Japan	(14,709)	(13,757)	(48,280)	(41,071)
Total Income from Operations	$8,580	$10,415	$21,406	$19,772

Total long-lived assets at September 30, 2024 and December 31, 2023 were as follows:

(in thousands)	September 30, 2024	December 31, 2023
Total long-lived assets:
United States	$187,130	$201,388
Europe	50,812	52,267
Total Long-lived Assets	$237,942	$253,655

Revenue by product line for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Revenue:
Injection Molding	$46,831	$51,688	$148,574	$152,455
CNC Machining	53,327	52,916	154,498	149,317
3D Printing	21,437	21,622	64,300	63,952
Sheet Metal	3,743	4,291	11,218	12,478
Other Revenue	281	188	550	627
Total Revenue	$125,619	$130,705	$379,140	$378,829

Note 12 – Subsequent Event
On October 21, 2024, the Board of Directors of Proto Labs, Inc. approved a plan related to the Company's manufacturing facilities in Germany. The plan includes the closure of the Company's prototype injection molding manufacturing facility in Eschenlohe, Germany, and the discontinuation of Direct Metal Laser Sintering 3D printing services through its Putzbrunn, Germany, 3D printing facility. Affected employees in Germany will receive severance and other transition assistance that meet or exceed local requirements. The Company expects to substantially complete the plan within the next year.
The Company will continue offering all its manufacturing services to customers across Europe, including injection molding and metal 3D printing. These services will be fulfilled through internal manufacturing facilities and a network of manufacturing partners, consistent with the Company's recently announced global operations organization.

The approved plan is expected to lead to total restructuring charges in the range of $4.5 million to $6.0 million consisting of approximately $2.5 million to $3.5 million in severance and other employee-related costs, and $2.0 million to $2.5 million in fixed asset and facility related write-down expenses. The company expects to incur approximately $4.0 million of the total restructuring charge in the fourth quarter of 2024, with the remaining charge to be incurred throughout the remainder of the restructuring process.

The total cash expenditures associated with the plan are expected to be in the range of $3.0 million to $4.0 million, consisting primarily of severance and other employee related costs.

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
Cost of Revenue, Gross Profit and Gross Margin
Cost of revenue consists primarily of raw materials, costs to procure parts through our network of premium manufacturing partners, equipment depreciation, employee compensation including benefits and stock-based compensation, facilities costs and overhead allocations associated with the manufacturing process for molds and customer parts. We expect our personnel-related costs to increase in order to retain and attract top talent and remain competitive in the market. Overall, we expect cost of revenue to increase in absolute dollars.
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
Our business strategy is to continue to be a leading online and technology-enabled manufacturer of quick-turn, on-demand injection-molded, CNC-machined, 3D-printed and fabricated sheet metal custom parts for prototyping and low-volume production. In order to achieve our goals, we anticipate continued substantial investments in technology and personnel, resulting in increased operating expenses in the future.
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

Closure of Japan business. Closure of Japan business expense is driven by our decision to close the Japan manufacturing facility and exit the Japan market. The expenses consist primarily of professional service costs.
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

	Three Months Ended September 30,				Change		Nine Months Ended September 30,				Change
(dollars in thousands)	2024		2023		$	%	2024		2023		$	%
Revenue	$125,619	100.0	$130,705	100.0	$(5,086)	(3.9)	$379,140	100.0	$378,829	100.0	$311	0.1
Cost of revenue	68,389	54.4	71,423	54.6	(3,034)	(4.2)	207,897	54.8	212,648	56.1	(4,751)	(2.2)
Gross profit	57,230	45.6	59,282	45.4	(2,052)	(3.5)	171,243	45.2	166,181	43.9	5,062	3.0
Operating expenses
Marketing and sales	22,619	18.0	21,682	16.6	937	4.3	69,070	18.2	65,863	17.4	3,207	4.9
Research and development	9,772	7.8	10,105	7.7	(333)	(3.3)	31,600	8.3	30,647	8.1	953	3.1
General and administrative	16,259	12.9	17,058	13.1	(799)	(4.7)	49,167	13.0	49,713	13.1	(546)	(1.1)
Closure of Japan business	—	—	22	—	(22)	(100.0)	—	—	186	—	(186)	(100.0)
Total operating expenses	48,650	38.7	48,867	37.4	(217)	(0.4)	149,837	39.5	146,409	38.6	3,428	2.3
Income from operations	8,580	6.8	10,415	8.0	(1,835)	(17.6)	21,406	5.6	19,772	5.2	1,634	8.3
Other income (loss), net	1,288	1.0	320	0.2	968	302.5	3,548	0.9	(1,758)	(0.5)	5,306	301.8
Income before income taxes	9,868	7.9	10,735	8.2	(867)	(8.1)	24,954	6.6	18,014	4.8	6,940	38.5
Provision for income taxes	2,679	2.1	2,781	2.1	(102)	(3.7)	7,957	2.1	7,784	2.1	173	2.2
Net income	$7,189	5.7%	$7,954	6.1%	$(765)	(9.6)%	$16,997	4.5%	$10,230	2.7%	$6,767	66.1%

Stock-based compensation expense included in the statements of operations data above for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Stock options, restricted stock and performance stock	$3,906	$4,118	$11,799	$10,706
Employee stock purchase plan	290	323	917	1,105
Total stock-based compensation expense	$4,196	$4,441	$12,716	$11,811

Cost of revenue	$474	$462	$1,401	$1,388
Operating expenses:
Marketing and sales	727	962	2,378	2,510
Research and development	671	674	2,031	1,887
General and administrative	2,324	2,343	6,906	6,026
Total stock-based compensation expense	$4,196	$4,441	$12,716	$11,811

Comparison of Three Months Ended September 30, 2024 and 2023
Revenue
Revenue by reportable segment and the related changes for the three months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,
	2024		2023		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue:
United States	$99,571	79.3%	$103,940	79.5%	$(4,369)	(4.2)%
Europe	26,048	20.7%	26,765	20.5%	(717)	(2.7)
Total revenue	$125,619	100.0%	$130,705	100.0%	$(5,086)	(3.9%)

Our revenue decreased $5.1 million, or 3.9%, for the three months ended September 30, 2024 compared to the same period in 2023. The decline in revenue was primarily driven by a decrease in larger quantity part orders, which were particularly strong in the three months ended September 30, 2023. By reportable segment, revenue in the United States decreased $4.4 million, or 4.2%, for the three months ended September 30, 2024 compared to the same period in 2023. Revenue in Europe decreased $0.7 million, or 2.7%, for the three months ended September 30, 2024 compared to the same period in 2023. Revenue generated from the Protolabs Network was $25.3 million and $22.6 million for the three months ended September 30, 2024 and 2023, respectively. International revenue was positively impacted by $0.5 million during the three months ended September 30, 2024 compared to the same period in 2023 as a result of foreign currency movements, primarily due to the strengthening of the British Pound and Euro relative to the United States Dollar.
During the three months ended September 30, 2024, we served 22,511 unique customer contacts, which is a decrease of 2.5% from the same period in 2023. Our customer contacts served decreased at a rate less than our decrease in revenue. This was primarily due to our mix of customers served in the quarter as compared to the same period in 2023 and our strategic focus to earn larger orders from our customers as we strive to be their supplier of choice by serving their custom parts needs through the comprehensive offer of our factory and the Protolabs Network.

Revenue by product line and the related changes for the three months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,
	2024		2023		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue:
Injection Molding	$46,831	37.3%	$51,688	39.6%	$(4,857)	(9.4)%
CNC Machining	53,327	42.4	52,916	40.5	411	0.8
3D Printing	21,437	17.1	21,622	16.5	(185)	(0.9)
Sheet Metal	3,743	3.0	4,291	3.3	(548)	(12.8)
Other Revenue	281	0.2	188	0.1	93	49.5
Total Revenue	$125,619	100.0%	$130,705	100.0%	$(5,086)	(3.9)%

By product line, our revenue decrease was driven by a 9.4% decrease in Injection Molding revenue, a 12.8% decrease in Sheet Metal revenue and a 0.9% decrease in 3D Printing revenue, which was partially offset by a 0.8% increase in CNC Machining revenue and a 49.5% increase in Other Revenue, in each case for the three months ended September 30, 2024 compared to the same period in 2023.
Cost of Revenue, Gross Profit and Gross Margin
Cost of Revenue. Cost of revenue decreased $3.0 million, or 4.2%, for the three months ended September 30, 2024 compared to the same period in 2023, while revenue decreased 3.9% for the three months ended September 30, 2024 compared to the same period in 2023. The decrease in the cost of revenue of $3.0 million was primarily driven by lower revenue volumes in our factory business, which resulted in decreases of $1.6 million in raw materials and production costs, and $1.4 million in personnel and related costs as we aligned staffing to order volumes during the three months ended September 30, 2024 compared to the same period in 2023. The cost reductions in our digital manufacturing factory business were primarily the result of focused management of resources aligned to order volumes, partially supported by increased automation.
Gross Profit and Gross Margin. Gross profit decreased from $59.3 million in the three months ended September 30, 2023 to $57.2 million in the three months ended September 30, 2024. Gross margin increased from 45.4% in the three months ended September 30, 2023 to 45.6% in the three months ended September 30, 2024.
Operating Expenses, Other (Loss) Income, net and Provision for Income Taxes
Marketing and Sales. Marketing and sales expenses increased $0.9 million, or 4.3%, during the three months ended September 30, 2024 compared to the same period in 2023. The increase in marketing and sales expenses was primarily driven by marketing demand generation costs increases of $0.4 million, other operating cost increases of $0.3 million and increases in personnel and related costs of $0.2 million due to additional headcount, partially offset by lower incentive compensation during the three months ended September 30, 2024 when compared to the same period in 2023.
Research and Development. Our research and development expenses decreased $0.3 million, or 3.3%, during the three months ended September 30, 2024 compared to the same period in 2023 primarily due to decreases in personnel and related costs of $0.9 million primarily due to lower incentive compensation, partially offset by increases of $0.4 million of other operating costs and $0.2 million in professional services .
General and Administrative. Our general and administrative expenses decreased $0.8 million, or 4.7%, during the three months ended September 30, 2024 compared to the same period in 2023 primarily due to the three months ended September 30, 2023 including a $0.5 million reserve for specific receivables deemed to be uncollectible. Also contributing to the decrease during the three months ended September 30, 2024 compared to the same period in 2023 were decreases of $0.7 million in operating costs and $0.4 million in intangible amortization expense, partially offset by increases of $0.6 million in personnel and related costs and $0.2 million in professional services and other costs.

Closure of Japan business. We had no expenses related to the closure of our Japan business during the three months ended September 30, 2024. Our decision to close our Japan business resulted in less than $0.1 million in professional services expenses during the three months ended September 30, 2023.
Other income, net. We recognized other income, net of $1.3 million for the three months ended September 30, 2024, an increase of $1.0 million compared to other income, net of $0.3 million for the three months ended September 30, 2023. Other income, net for the three months ended September 30, 2024 primarily consisted of $1.3 million in interest income on investments and other income. Other income, net for the three months ended September 30, 2023 primarily consisted of $0.5 million in interest income on investments and other income, partially offset by $0.2 million of foreign currency losses.
Provision for Income Taxes. Our effective tax rate of 27.1% for the three months ended September 30, 2024 increased 1.2% compared to 25.9% for the same period in 2023. The increase in the effective tax rate was primarily due to a reduction in expenditures that qualify for the research and development credit. Our income tax provision of $2.7 million for the three months ended September 30, 2024 decreased $0.1 million as compared to our income tax provision of $2.8 million for the same period in 2023.
Comparison of Nine Months Ended September 30, 2024 and 2023
Revenue
Revenue by reportable segment and the related changes for the nine months ended September 30, 2024 and 2023 were as follows:

	Nine Months Ended September 30,
	2024		2023		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue:
United States	$299,593	79.0%	$298,007	78.7%	$1,586	0.5%
Europe	79,547	21.0%	80,822	21.3%	(1,275)	(1.6)
Total revenue	$379,140	100.0%	$378,829	100.0%	$311	0.1%

Our revenue increased $0.3 million, or 0.1%, for the nine months ended September 30, 2024 compared to the same period in 2023. By reportable segment, revenue in the United States increased $1.6 million, or 0.5%, for the nine months ended September 30, 2024 compared to the same period in 2023. Revenue in Europe decreased $1.3 million, or 1.6%, for the nine months ended September 30, 2024 compared to the same period in 2023. Revenue generated from Protolabs Network was $73.9 million and $60.1 million for the nine months ended September 30, 2024 and 2023, respectively. International revenue was positively impacted by $1.4 million during the nine months ended September 30, 2024 compared to the same period in 2023 as a result of foreign currency movements, primarily due to the strengthening of the British Pound and Euro relative to the United States Dollar.
During the nine months ended September 30, 2024, we served 43,671 unique product developers and engineers, a decrease of 4.4% from the same period in 2023. Our customer contacts served decreased compared to an increase in revenue. This was primarily due to our strategic focus to earn larger orders from our customers as we strive to be their supplier of choice by serving their custom parts needs through the comprehensive offer of our factory and the Protolabs Network.

Revenue by product line and the related changes for the nine months ended September 30, 2024 and 2023 were as follows:

	Nine Months Ended September 30,
	2024		2023		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue:
Injection Molding	$148,574	39.2%	$152,455	40.2%	$(3,881)	(2.5)%
CNC Machining	154,498	40.7	149,317	39.4	5,181	3.5
3D Printing	64,300	17.0	63,952	16.9	348	0.5
Sheet Metal	11,218	3.0	12,478	3.3	(1,260)	(10.1)
Other Revenue	550	0.1	627	0.2	(77)	(12.3)
Total Revenue	$379,140	100.0%	$378,829	100.0%	$311	0.1%

By product line, our revenue increase was driven by a 3.5% increase in CNC Machining revenue and a 0.5% increase in 3D Printing revenue, which was partially offset by a 2.5% decrease in Injection Molding revenue, a 10.1% decrease in Sheet Metal revenue and a 12.3% decrease in Other Revenue in each case for the nine months ended September 30, 2024 compared to the same period in 2023.
Cost of Revenue, Gross Profit and Gross Margin
Cost of Revenue. Cost of revenue decreased $4.8 million, or 2.2%, for the nine months ended September 30, 2024 compared to the same period in 2023, while revenue increased 0.1% for the nine months ended September 30, 2024 compared to the same period in 2023. The decrease in cost of revenue of $4.8 million was driven by reductions in headcount and overtime leading to lower personnel and related costs of $3.8 million primarily in our digital manufacturing factory business during the nine months ended September 30, 2024 compared to the same period in 2023. The cost reductions in our digital manufacturing factory business were the result of focused management of resources aligned to order volumes, partially supported by increased automation. Also contributing to the decrease in cost of revenue during the nine months ended September 30, 2024 compared to the same period in 2023 were decreases in order volumes fulfilled through our factories as customer orders fulfilled through our network increased. This resulted in a reduction in raw materials and production costs of $1.9 million, which were partially offset by increases in equipment and facility-related costs of $0.9 million.
Gross Profit and Gross Margin. Gross profit increased from $166.2 million in the nine months ended September 30, 2023 to $171.2 million in the nine months ended September 30, 2024. Gross margin increased from 43.9% in the nine months ended September 30, 2023 to 45.2% in the nine months ended September 30, 2024.
Operating Expenses, Other Income (Loss), net and Provision for Income Taxes
Marketing and Sales. Marketing and sales expenses increased $3.2 million, or 4.9%, during the nine months ended September 30, 2024 compared to the same period in 2023. The increase was driven by increases in personnel and related costs of $1.4 million, marketing demand generation costs increases of $1.1 million and other operating costs increases of $0.7 million during the nine months ended September 30, 2024 when compared to the same period in 2023.
Research and Development. Our research and development expenses increased $1.0 million, or 3.1%, during the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to increases of $0.9 million in other operating costs, $0.4 million in professional services and $0.2 million in administrative costs, partially offset by decreases in personnel and related costs of $0.5 million primarily due to lower incentive compensation.
General and Administrative. Our general and administrative expenses decreased $0.5 million, or 1.1%, during the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to decreases in intangible amortization costs of $1.1 million, other operating costs of $0.9 million and administrative costs of $0.9 million, partially offset by increases in personnel and related costs of $1.5 million, in stock-based compensation of $0.8 million and in professional services of $0.7 million. In addition, the nine months ended September 30, 2023 included a $0.5 million reserve for specific receivables deemed to be uncollectible.

Closure of Japan business. We had no expenses related to the closure of our Japan business during the nine months ended September 30, 2024. During the nine months ended September 30, 2023, we recognized $0.2 million in professional services expenses related to the closure.
Other income (loss), net. We recognized other income, net of $3.5 million for the nine months ended September 30, 2024, an increase of $5.3 million compared to other loss, net of $1.8 million for the nine months ended September 30, 2023. Other income, net for the nine months ended September 30, 2024 primarily consisted of $3.9 million in interest income on investments and other income, partially offset by $0.4 million of foreign currency losses. Other loss, net for the nine months ended September 30, 2023 primarily consisted of a $3.9 million foreign currency translation loss from the substantial completion on the closure of our Japan business, which was partially offset by $2.1 million in interest income on investments and other income.
Provision for Income Taxes. Our effective tax rate of 31.9% for the nine months ended September 30, 2024 decreased 11.3% compared to 43.2% for the same period in 2023. The decrease in the effective tax rate was primarily due to the prior year one-time tax impact of the foreign currency translation loss from the substantial completion on the closure of our Japan business. Our income tax provision of $8.0 million for the nine months ended September 30, 2024 increased $0.2 million compared to our income tax provision of $7.8 million for the nine months ended September 30, 2023.
Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023
Net cash provided by operating activities	$60,535	$56,046
Net cash (used in) provided by investing activities	(10,683)	9,873
Net cash used in financing activities	(46,004)	(38,737)
Effect of exchange rate changes on cash and cash equivalents	235	(244)
Net increase in cash and cash equivalents	$4,083	$26,938

Sources of Liquidity
Historically, we have primarily financed our operations and capital expenditures through cash flow from operations. We had cash and cash equivalents of $87.9 million as of September 30, 2024, an increase of $4.1 million from December 31, 2023. The increase in our cash was primarily due to cash provided by operating activities of $60.5 million and proceeds from call redemptions and maturities of marketable securities of $15.7 million, which were partially offset by $8.3 million for purchases of property, equipment and other capital assets, $18.1 million for purchases of marketable securities and $46.0 million in repurchases of common stock.
We believe that our existing cash and cash equivalents together with cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
Cash Flows from Operating Activities
Cash flows from operating activities were $60.5 million during the nine months ended September 30, 2024 and primarily consisted of net income of $17.0 million, adjusted for certain non-cash items, including depreciation and amortization of $27.0 million, stock-based compensation expense of $12.7 million, changes in operating assets and liabilities and other items totaling $9.6 million and a non-cash impairment of equipment of $0.3 million, which were partially offset by deferred taxes of $6.1 million. Cash flows from operating activities were $56.0 million during the nine months ended September 30, 2023 and primarily consisted of net income of $10.2 million, adjusted for certain non-cash items, including depreciation and amortization of $28.2 million, stock-based compensation expense of $11.8 million, foreign currency translation loss of $3.9 million, interest on finance lease obligations of $0.9 million and changes in operating assets and liabilities and other items totaling $10.6 million, which were partially offset by deferred taxes of $9.2 million and a gain on the disposal of property and equipment of $0.5 million.

Cash flows from operating activities increased $4.5 million during the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to increases in net income of $6.8 million, deferred taxes of $3.1 million, stock-based compensation of $0.9 million and other non-cash property and equipment adjustments of $0.7 million, which were partially offset by decreases in depreciation and amortization of $1.2 million, changes in operating assets and liabilities totaling $1.0 million, and interest on finance lease obligations of $0.8 million. The nine months ended September 30, 2023 also included a $3.9 million non-cash foreign currency loss.
Cash Flows from Investing Activities
Cash used in investing activities was $10.7 million during the nine months ended September 30, 2024, consisting of $8.3 million for net purchases of property, equipment and other capital assets and $2.4 million of purchases of marketable securities, net of proceeds from call redemptions and maturities.
Cash provided by investing activities was $9.9 million during the nine months ended September 30, 2023, consisting of $19.1 million in proceeds from call redemptions and maturities of marketable securities, which were partially offset by $9.2 million for net purchases of property, equipment and other capital assets.
Cash Flows from Financing Activities
Cash used in financing activities was $46.0 million during the nine months ended September 30, 2024, consisting of $46.0 million in repurchases of common stock, $1.9 million in purchases of shares withheld for tax obligations associated with equity transactions and $0.2 million for repayments of finance lease obligations, which were partially offset by $2.1 million in proceeds from purchases of shares under the Employee Stock Purchase Plan.
Cash used in financing activities was $38.7 million during the nine months ended September 30, 2023, consisting of $39.1 million in repurchases of common stock, $1.4 million in purchases of shares withheld for tax obligations associated with equity transactions and $0.2 million for repayments of finance lease obligations, which were partially offset by $2.0 million in proceeds from purchases of shares under the Employee Stock Purchase Plan.
Critical Accounting Estimates
We have adopted various accounting policies to prepare the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these financial statements requires us to make estimates, judgements and assumptions. Our significant accounting policies and estimates are disclosed in Note 2 to the Consolidated Financial Statements included Part II, Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2023. There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2024.
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
We have not used forward contracts or currency borrowings to hedge our exposure to foreign currency risk. Foreign currency risk can be assessed by estimating the change in results of operations or financial position resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would generally not have a material impact on our financial position, but could have a material impact on our results of operations. During the nine months ended September 30, 2023, we recognized a foreign currency translation loss of $3.9 million in connection with substantially completing our closure of our Japan business. We recognized foreign currency losses of $0.1 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively. We recognized foreign currency losses of $0.4 million and $0.1 million during the nine months ended September 30, 2024 and 2023, respectively. The changes in foreign exchange rates had a positive impact on consolidated revenue of $0.5 million for the three months ended September 30, 2024 and a positive impact on consolidated revenue of $1.4 million as for the nine months ended September 30, 2024 compared to the same period in 2023.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On February 7, 2023 our board of directors approved a new stock repurchase program that added $50 million to our previous stock repurchase authorization, which increased the total stock repurchase authorized to $250 million. We have $42.5 million remaining under this authorization. The timing and amount of any share repurchases will be determined by our management based on market conditions and other factors.
During the three months ended September 30, 2024, we repurchased 637,540 shares of our common stock at a total purchase price of $19.0 million under this program. Common stock repurchase activity through September 30, 2024 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)
July 1, 2024 through July 31, 2024	—	$—	—	$61,449
August 1, 2024 through August 31, 2024	441,514	$30.12	441,514	$48,150
September 1, 2024 through September 30, 2024	196,026	$29.08	196,026	$42,450
	637,540	$29.80	637,540	$42,450
Item 3. Defaults Upon Senior Securities
No matters to disclose.
Item 4. Mine Safety Disclosures
No matters to disclose.
Item 5. Other Information
During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

Proto Labs, Inc.

Date: November 7, 2024	/s/ Robert Bodor
Robert Bodor
President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2024	/s/ Daniel Schumacher
Daniel Schumacher
Chief Financial Officer (Principal Financial Officer)