Form 10-K
period 2024-12-31
Proto Labs Inc
filed 2025-02-21
CIK 1443669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 28, 2024 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $0.8 billion.
As of February 10, 2025, there were 24,233,196 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2025 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
•our ability to meet customers' needs and expectations regarding lead time, breadth of manufacturing processes, price and specifications for quality;
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
Our customers engage with us throughout the lifecycle of their product, from early-stage prototyping through end-use production to end-of-life replacement and other parts needs that we fulfill through a combination of factories and manufacturing partners. Through our factories, we manufacture prototype and low volume production parts for companies worldwide, who are under increasing pressure to bring their finished products to market faster than their competition. We utilize injection molding, computer numerical control (CNC) machining, 3D printing and sheet metal fabrication to manufacture custom parts for our customers. Since our inception, we have manufactured over 617 million parts for customers. For most of our offerings, our proprietary technology eliminates most of the time-consuming and expensive skilled labor conventionally required to quote and manufacture parts. Using our technology, we have analyzed over 16 million unique part designs since inception.
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
We have established our operations in the United States and Europe. On October 21, 2024, the Company's board of directors approved a plan related to the Company's manufacturing facilities in Germany. The plan includes the closure of the Company's prototype injection molding manufacturing facility in Eschenlohe, Germany, and the discontinuation of Direct Metal Laser Sintering 3D printing services through its 3D printing facility in Putzbrunn, Germany. The Company expects to substantially complete the plan within fiscal year 2025. The Company intends to continue offering all of its manufacturing services to customers across Europe, including injection molding and metal 3D printing. These services will be fulfilled through internal manufacturing facilities and a network of manufacturing partners. Previously, we had established operations in Japan. On May 27, 2022, the Company's board of directors approved a plan for the closure of the Company's manufacturing facility in Japan and announced an intention to cease operations in the region. The Company dissolved its Japan operations in December 2023.
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
In each of these instances, we believe our solution provides product developers, engineers, production buyers and other customers with an exceptional combination of speed, quality, competitive pricing, ease of use and reliability that they typically cannot find among conventional custom parts manufacturers or other competitors in our industry. Our technology enables us to ship parts not only with industry-leading speed as soon as the same day after receipt of a customer’s design submission, but also provides the flexibility to produce for our customers custom parts in the manufacturing processes and materials they want, with the flexible lead time they choose, at competitive prices.
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
Corporate Responsibility and Sustainability
Our corporate responsibility and sustainability practices are built on a foundation of shared fundamental values. In 2024, we updated our value statements to: We are one Team, We are Kind, We are Makers, We Win or We Learn and We Take Ownership. These values help us to deliver strong financial results that create value for our Company and our shareholders in a way that respects our communities and the environments in which we operate.
•We are one Team – We are one global team. We're successful when we work together, challenge one and other, and make decisions that support our common goals. We are authentic in our interactions.

•We are Kind – We are clear with our words and actions. We seek and give thoughtful and constructive feedback delivered with respect. We're open to other's opinions and support decisions made.
•We are Makers – Whether we manufacture a part or provide a customer experience, we demonstrate excitement in our work. We embrace change and create space for experimentation and calculated risks.
•We Win or We Learn - We're dedicated to achieving our goals. When we fail, we learn and respond with resiliency. When we win, we share in celebration.
•We Take Ownership - We take pride in our work. We are enthusiastic about the impact we make on our employees, our customers, and the communities we serve.
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
•Environmental Priorities
We are committed to having a positive impact on the environment. Our environmental key priorities include: nonrenewable energy use reduction and environmental compliance. In 2024, we devoted resources to manage increasing costs of energy, particularly in the European region, and sought opportunities to reduce our consumption of energy resources. We also embraced opportunities to shift our energy consumption to renewable resources.
In 2024, we again hosted InspirON in Europe, an online knowledge sharing event to focus on what design engineers need to consider when developing sustainable products for manufacturing. The event was designed to provide insight into designing more sustainable products and to explore how design can help make the manufacturing process greener and more efficient. The event covered topics ranging from: manufacturing innovation in the face of adversity, using rapid manufacturing to solve complex development challenges, and practical innovation for production methods.
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
Social
•Leadership
In 2024, our global human resources leadership advanced our initiatives to identify untapped talent as we continue to integrate operations of the factory and network. This work includes engaging employees throughout the global organization to define our values and culture, which we deployed in 2024. We periodically conduct employee engagement surveys to identify and drive improvements in the Protolabs work place where employees are engaged and can do their best work.
•Workforce Demographics
As of December 31, 2024, we had 2,357 full-time employees, including 1,643 full-time employees in the United States and 714 full-time employees in Europe. We also regularly use independent contractors and other temporary employees across the organization to augment our regular staff. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified, diverse and inclusive personnel.
We believe our employees are critical to our success and continually seek employee feedback to enhance employee engagement. In 2024, our attrition rates were 12.2% and 12.9% in the United States and Europe, respectively, a decline from 2023. Our 2024 attrition rates were impacted by actions we took during the year to reduce our workforce in areas of the business that experienced lower volumes.
•Compensation and Benefits
We believe our success depends in large measure on our ability to attract, retain and motivate a broad range of employees to be successful in a dynamic and changing business environment, and that a competitive compensation program is essential. In determining employee compensation, our executive leadership team reviews and considers several factors, including individual and corporate performance, input from managers, competitive market data from third party compensation surveys, our compensation philosophy and key principles, and the leadership’s collective experience and knowledge. Annually, our executive leadership team reviews input from managers throughout our organization, including recommendations as to compensation levels that the managers believe are commensurate with an individual’s job performance, skills, experience, qualifications, criticality to our company and development/career opportunities. We also award long-term equity-based compensation to high performing employees and managers who have the greatest impact on the creation of shareholder value to further align the interests of our employees and shareholders.
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
•Education
We firmly believe that investing in the education of our employees is critical to our success. Our employees are provided access to a robust learning management system that offers hundreds of courses on various topics ranging from compliance to leadership to job-specific skills. In 2024 and 2023, employees spent an average of 35 hours per employee in training sessions. We provide an Educational Assistance Program for employees, which offers financial assistance for both professional and personal development to inspire employees to continuously enhance their skills and knowledge. We have a customized leadership development program designed for current and aspiring managers in search of developing their leadership skills. The program provides training on topics that are aligned with our Leadership Principles and our Core Values. In 2024, we completed the second year of our mentorship program to provide opportunity for mentors and mentees to accelerate their personal and professional development through a one-on-one guided relationship.

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
•Charitable Giving
We pride ourselves in being a responsible corporate citizen through our Protolabs Foundation. We support several charitable causes with our Employee Matching, Good Ideas Grants, and Major Gifts Programs. The Foundation’s efforts serve as a sustaining investment in the future of the communities where our employees live and work, and a commitment to build talent to support the future employment needs of the manufacturing industry. Through our Foundation and employee led community involvement team, a wide variety of charitable activities are organized, including blood drives, working for Habitat for Humanity projects, volunteering for Feed My Starving Children, and making financial contributions to charitable causes, many of which are matched through the Protolabs Foundation Employee Giving Program. Our financial support and our community outreach programs are intended to improve the quality of life in the communities where we have facilities.
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
Intellectual Property
We regard our patents, trademarks, service marks, trade dress, trade secrets, copyrights, domain names and other intellectual property as valuable to our business and rely on patent, trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, vendors and others to protect our proprietary rights. We register our patents, trademarks and service marks in the United States and other jurisdictions as we deem appropriate. As of December 31, 2024, we owned and had applications pending for patents relating to various aspects of our quoting and manufacturing processes as follows:

Jurisdiction	Issued Patents	Applications Pending
United States	56	10
United Kingdom	3	0
Netherlands	1	0
Our patents have expiration dates ranging from 2025 to 2044. We also owned approximately 26 registered United States trademarks or service marks as of December 31, 2024, with corresponding registered protection in Europe and Japan for the most important of these marks such as PROTO LABS, HUBS, PROTOMOLD, FIRSTCUT, PROTOQUOTE, FIRSTQUOTE, PROTOFLOW and FINELINE, corresponding approved protection in Canada for PROTO LABS, FIRSTCUT and FINELINE, and corresponding registered protection in Australia, Canada and Mexico for PROTOMOLD. There can be no assurance that the steps we take to protect our proprietary rights will be adequate or that third parties will not infringe or misappropriate such rights. We have been subject to claims and expect to be subject to legal proceedings and claims from time to time in the ordinary course of our business. In particular, we may face claims from third parties that we have infringed their patents, trademarks or other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. Any unauthorized disclosure or use of our intellectual property could make it more expensive to do business and harm our operating results.
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
Information about our Executive Officers
Set forth below are the names of our current executive officers, their ages, titles, the year first appointed as an executive officer, and employment for the past five years. Unless otherwise noted, the positions described are positions held within the Company or its subsidiaries.

Name	Age	Position
Robert Bodor	52	President, Chief Executive Officer and Director
Daniel Schumacher	50	Chief Financial Officer
Oleg Ryaboy	49	Chief Technology Officer
Michael R. Kenison	53	Chief Operations Officer
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
Michael Kenison. Mr. Kenison has served as our Chief Operations Officer since July 2024. Prior to his current position, Mr. Kenison led various teams at the Company, including as Vice President/General Manager - Americas, between June 2021 through June 2024, and Vice President of Manufacturing, between 2013 through June 2021. Before his tenure at Protolabs, Mr. Kenison served in several leadership roles within the industry, including as Vice President of Manufacturing at Cardiac Science, Inc. - a medical device provider of defibrillator technology.

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
Though we plan to continue to expend resources to develop new technologies, processes and product lines, we cannot assure you that we will be able to maintain our current position or continue to compete successfully against current and future sources of competition. Our challenge to develop new products manufactured internally is finding product lines for which our automated quotation and manufacturing processes offer an attractive value proposition, and we may not be able to find any new product lines with potential economies of scale similar to our existing product lines. With the acquisition of Hubs in 2021, we are able to expand our products offered through the Protolabs Network, our manufacturing partner network. If we do not keep pace with technological change and introduce new technologies, processes and product lines, the demand for our products and product lines may decline and our operating results may suffer.
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
The satisfactory performance, reliability, consistency, security and availability of our websites and interactive user interface, information technology systems, manufacturing processes and other operations are critical to our reputation and brand, and to our ability to effectively serve our customers. Any interruptions or other problems that cause any of our websites, interactive user interface or information technology systems to malfunction or be unavailable, or negatively impact our manufacturing processes or other operations, may damage our reputation and brand, result in lost revenue, cause us to incur significant costs seeking to remedy the problem and otherwise substantially harm our business and results of operations.
We are dependent upon our manufacturing facilities, as well as managerial, customer service, sales, marketing and other similar functions, and we have not identified alternatives to these facilities or established fully redundant systems in multiple locations. However, we have redundant computing systems for each of our United States and European operations. In addition, we are dependent in part on third parties for the implementation and maintenance of certain aspects of our communications and production systems, and therefore preventing, identifying and rectifying problems with these aspects of our systems is to a large extent outside of our control.
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
Our system stores, processes and transmits our customers’ confidential information, including the intellectual property in their part designs and other sensitive data. We rely on encryption, authentication and other technologies licensed from third parties, as well as administrative and physical safeguards, to secure such confidential information. Any compromise of our information security could damage our reputation and brand and expose us to a risk of loss, costly litigation and liability that would substantially harm our business and operating results. The rapid evolution and increased adoption of Artificial Intelligence (AI) technologies may intensify our cybersecurity risks. We may not have adequately assessed the internal and external risks posed to the security of our company’s systems and information and may not have implemented adequate preventive safeguards or take adequate reactionary measures in the event of a security incident. In addition, most states have enacted laws requiring companies to notify individuals and often state authorities of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our existing and prospective customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether successful or not, would harm our reputation and brand and could cause the loss of customers.
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
We have established our operations in the United States and Europe and are seeking to further expand our international operations. Our international revenue accounted for approximately 21% of our total revenue in each of the years ended December 31, 2024, 2023 and 2022. The future growth and profitability of our international business is subject to a variety of risks and uncertainties. Many of the following factors have adversely affected our international operations and sales to customers located outside of the United States and may again in the future:
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
All of our in-house manufacturing products are produced in 10 manufacturing facilities, located in Rosemount, Minnesota; Plymouth, Minnesota; Brooklyn Park, Minnesota; Cary, North Carolina (2 facilities); Nashua, New Hampshire (2 facilities); Telford, United Kingdom; Putzbrunn, Germany; and Eschenlohe, Germany. These facilities and the manufacturing equipment we use would be costly to replace and could require substantial lead time to repair or replace. Our facilities may be harmed by natural or man-made disasters, including, without limitation, earthquakes, floods, tornadoes, fires, hurricanes and nuclear disasters.
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
In particular, we plan to increase our research and development efforts and to continue to focus a significant portion of those efforts to further develop our technology in areas such as our interactive user interface and manufacturing processes and broaden the range of parts that we are able to manufacture. We believe successful execution of this part of our business plan is critical for our ability to compete in our industry and grow our business, and there are no guarantees we will be able to do so in a timely fashion, or at all. Failures in this area could adversely impact our operating results and harm our reputation and brand. Even if we are successful in executing in these areas, our industry is subject to rapid and significant technological change, and our competitors may develop new technologies, processes and product lines that are superior to ours. Our research and development costs were approximately $41.3 million, $40.1 million and $38.2 million for the years ended December 31, 2024, 2023 and 2022, respectively, and there is no guarantee that these costs will enable us to maintain or grow our revenue profitability. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for additional discussion related to research and development costs.
Our business is also subject to risks from emerging technologies such as AI and Machine Learning (ML) to enhance our internal processes and customer applications. While AI and ML offer significant opportunities, potential risks include unintended release of proprietary information and proprietary data, compliance with emerging AI regulations, and unintended outcomes from AI/ML applications. There is no guarantee that AI/ML will benefit our business operations or produce products and services that are preferred by our customers. Our competitors may be more successful in their use of AI/ML and our failure to properly anticipate and timely respond to AI-related developments could adversely affect our business, financial condition, and results of operations.
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
As a manufacturer of CNC-machined, injection-molded, 3D printed and sheet metal fabricated custom parts, we conform to certain international standards, including International Organization for Standardization, or ISO, for our facilities. The ISO standards to which we comply include the following:

Location	9001:2015	AS9100D	14001:2015	45001:2018
Headquarters, Minnesota, USA	Yes	Yes	No	No
Injection Molding, Minnesota, USA	Yes	No	No	No
CNC Machining, Minnesota, USA	Yes	Yes	No	No
3D Printing, North Carolina, USA	Yes	Yes	No	No
Sheet Metal, New Hampshire, USA	Yes	No	No	No
CNC Machining, New Hampshire, USA	Yes	Yes	No	No
Putzbrunn, DE	Yes	No	Yes	No
Eschenlohe, DE	Yes	No	No	No
Telford, UK	Yes	No	Yes	Yes
Protolabs Network, Chicago, USA and Amsterdam, NL	Yes	No	No	No
If any system inspection reveals that we are not in compliance with applicable standards, registrars may take action against us, including issuing a corrective action request or discontinuing our certifications. If discontinuation of our certifications were to occur, it could harm our reputation as well as our business, financial condition and operating results.
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
In the year ended December 31, 2024, our common stock traded as high as $45.15 and as low as $25.76. The market for our common stock may become less active, liquid or orderly, which could depress the trading price of our common stock. Some of the factors, many of which are outside of our control, that may cause the market price of our common stock to fluctuate include:
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We have an enterprise-wide information security program designed to identify, protect, detect and respond to and manage reasonably foreseeable cybersecurity risks and threats. To protect our information systems from cybersecurity threats, we use various security tools that help prevent, identify, escalate, investigate, resolve and recover from identified vulnerabilities and security incidents in a timely manner. These include, but are not limited to, internal reporting, and monitoring and detection tools to allow our information security team members to assist us in identifying vulnerabilities in our systems before they are exploited by malicious threat actors. Our information security activities are overseen by our Chief Technology Officer, who has over 25 years of experience in information technology, including security, encryption, system design, programming and compliance, and leaders from Information Technology, Legal and Finance teams, who have an average of 20 years of experience in information technology, security, compliance and auditing.
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
We own two facilities in Cary, North Carolina that encompasses approximately 197,000 square feet of manufacturing and office space.
We own a facility in Nashua, New Hampshire and lease a second facility. The lease expires in 2026. The New Hampshire facilities provide a total of approximately 128,000 square feet of manufacturing and office space.
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
On October 21, 2024, the Company's board of directors approved a plan related to the Company's manufacturing facilities in Germany. The plan includes the closure of the Company's prototype injection molding manufacturing facility in Eschenlohe, Germany, and the discontinuation of Direct Metal Laser Sintering 3D printing services through its 3D printing facility in Putzbrunn, Germany.
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
As of February 5, 2025 we had 11 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.
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

Performance Graph
The following graph shows a comparison from December 31, 2019 through December 31, 2024 of the cumulative total return for our common stock, the S&P 500 Index and the Russell 2000 Index. We have selected the Russell 2000 Index because the Russell 2000 Index measures the performance of the small market capitalization segment of U.S. equity instruments and we are a member company included in the Russell 2000 Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the S&P 500 Index and the Russell 2000 Index assume reinvestment of dividends.

Proto Labs Inc.
Total Return Performance
Index Value
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
12/31/19
6/30/20
12/31/20
6/30/21
12/31/21
6/30/22
12/31/22
6/30/23
12/31/23
6/30/24
12/31/24
Proto Labs, Inc
S&P 500
Russell 2000

Index	12/31/2019	6/30/2020	12/31/2020	6/30/2021	12/31/2021	6/30/2022	12/31/2022	6/30/2023	12/31/2023	6/30/2024	12/31/2024
Proto Labs, Inc.	100.00	110.75	151.06	90.40	50.57	47.11	25.14	34.43	38.37	30.42	38.49
S&P 500	100.00	95.96	116.26	133.02	147.52	117.17	118.84	137.75	147.64	169.01	182.83
Russell 2000	100.00	86.39	118.36	138.48	134.57	102.37	105.56	113.20	121.49	122.73	133.66
Unregistered Sales of Equity Securities and Issuer Purchases of Equity Securities
On February 7, 2023, our board of directors approved a $50 million increase to our previously authorized stock repurchase program, which increased the total stock repurchase authorized to up to $250 million. Our stock repurchase program was first approved on February 9, 2017 and was extended from time to time at the discretion of our board of directors and expired on December 31, 2024 (the Prior Repurchase Program).
On February 4, 2025, our board of directors authorized a new share repurchase program (February 2025 Program). The February 2025 Program is open-ended and authorizes repurchases of shares of our common stock from time to time on the open market or in privately negotiated purchases, with a total stock repurchase authorized of up to $100 million. The February 2025 Program does not obligate us to acquire any particular amount of shares of our common stock and remains in effect until the total authorized amount is expended or until further action by our board of directors. The actual timing, manner, number and value of shares repurchased under the February 2025 Program will be determined by our management in its discretion and will depend on several factors, including the market price of the Company's common stock, general market and economic conditions, applicable requirements, and other considerations.

During the year ended December 31, 2024, we repurchased 1,774,058 shares at an average price of $33.95 per share for an aggregate purchase price of $60.2 million under the Prior Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1, 2024 through October 31, 2024	—	$—	—	$42,450
November 1, 2024 through November 30, 2024	243,034	$39.30	243,034	$32,898
December 1, 2024 through December 31, 2024	112,389	$46.76	112,389	$27,643
	355,423	$41.66	355,423	$27,643
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward- looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. This Management's Discussion and Analysis (MD&A) generally discusses fiscal years 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of fiscal year 2022 items and year-to-year comparisons between 2023 and 2022 are generally not included in this MD&A, and can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7. of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 16, 2024.
Overview
We are one of the world’s largest, fastest, and most comprehensive digital manufacturers of custom parts. We manufacture prototypes and low-volume production parts for companies worldwide that are under increasing pressure to bring their finished products to market faster than their competition. We utilize injection molding, computer numerical control (CNC) machining, 3D printing and sheet metal fabrication to manufacture custom parts for our customers. Our proprietary technology eliminates most of the time-consuming and expensive skilled labor conventionally required to quote and manufacture parts. Through the acquisition of Hubs (formerly 3D Hubs, Inc.) (Hubs) in 2021, we provide our customers access to a global network of premium manufacturing partners who reside across North America, Europe and Asia. In January 2024, we rebranded Hubs to the Protolabs Network by Hubs (Protolabs Network). The Protolabs Network complements our in-house manufacturing, enabling us to significantly increase the size, complexity, breadth of manufacturing processes, lead times and prices of the parts we produce. Our customers conduct nearly all their business with us over the Internet. We target our products at the millions of product developers and engineers who use three-dimensional computer-aided design (3D CAD) software to design products across a diverse range of end-markets, to the procurement and supply chain professionals seeking to easily and efficiently source custom parts on-demand, and to a wide variety of customers seeking to purchase low-volume custom parts.
We currently operate in a global custom contract manufacturing market which is a form of outsourcing where companies enter into an arrangement or formal agreement with another company or individual for the manufacture of complete parts, products, or components. Since our inception, we have focused on areas where we could automate the manufacturing process via our digital model and we positioned ourselves to avoid routine, low margin, high-volume commoditized manufacturing. Our initial focus was on prototypes and simple parts and have added complexity over time. We have added product lines and expanded those product lines to meet the needs of our customers, which has historically driven our growth. In 2022, we launched the first iteration of our integrated offer in Europe and followed with the launch in the United States in early 2023. The integrated offer allows us to offer CNC manufacturing for eligible parts through the combination of our internal digital manufacturing and our digital network of manufacturing partners. We also continually seek to enhance other aspects of our technology and manufacturing processes, including our interactive web-based and automated user interface and quoting system. We intend to continue to invest significantly to enhance our technology and manufacturing processes and expand the range of our existing capabilities with the aim of meeting the needs of a broader set of customers. As a result of the factors described above, many of our customers tend to return to Proto Labs to meet their ongoing needs.
We have established our operations in the United States and Europe. On October 21, 2024, the Company's board of directors approved a plan related to the Company's manufacturing facilities in Germany. The plan includes the closure of the Company's prototype injection molding manufacturing facility in Eschenlohe, Germany, and the discontinuation of Direct Metal Laser Sintering 3D printing services through its 3D printing facility in Putzbrunn, Germany. The Company expects to substantially complete the plan within fiscal year 2025. The Company will continue offering all its manufacturing services to customers across Europe, including injection molding and metal 3D printing. These services will be fulfilled through internal manufacturing facilities and a network of manufacturing partners. Previously we had established operations in Japan. On May 27, 2022, the Company's board of directors approved a plan for the closure of the Company's manufacturing facility in Japan and announced an intention to cease operations in the region. The Company dissolved its Japan operations in December 2023. Our revenue outside of the United States accounted for approximately 21% of our consolidated revenue in each of the years ended December 31, 2024 and 2023. We intend to continue to expand our international sales efforts and believe opportunities exist to serve the needs of customers in select new geographic regions.
Total revenue decreased to $500.9 million in the year December 31, 2024 from $503.9 million in the year ended December 31, 2023. During this period, our operating expenses increased to $203.3 million in the year ended December 31, 2024 from $193.8 million in the year ended December 31, 2023 primarily due to $5.6 million of costs related to disposal and exit activities in the year ended December 31, 2024 related our decision to exit and close certain operations in Germany. Historically, our growth in revenue has been accompanied by increased cost of revenues and operating expenses. We expect to increase investment in our operations to support anticipated future growth as discussed more fully below.
In addition, we believe that a number of trends affecting our industry have impacted our results of operations, which have increased our revenue and our operating expenses, and may continue to do so. For example, we believe that many of our target customers are facing three mega trends, which are disrupting long-term product growth models. We believe our customers are facing increased pressure to shorten product life-cycles, to embed products with connectivity driven by the "internet of things" technology, and to deliver products that are personalized and customized to unique customer specifications. We believe we continue to be well positioned to benefit from these trends, given our proprietary technology that enables us to automate and integrate the majority of activities involved in procuring custom parts. As a result, the adoption of e-commerce manufacturing has accelerated, which allows opportunity for us to provide valuable solutions to customers looking to build resiliency in their supply chains through fast, on-demand manufacturers. While our business may be positively affected by these trends, our results may also be favorably or unfavorably impacted by other trends that affect customer orders for custom parts, including, among others, economic conditions, changes in customer preferences or needs, developments in our industry and among our competitors, and developments in our customers' industries. For a more complete discussion of the risks facing our business, see Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K.
Key Financial Measures and Trends
Revenue
Our operations are comprised of two geographic operating segments in the United States and Europe. On October 21, 2024, the Company's board of directors approved a plan related to the Company's manufacturing facilities in Germany. The plan includes the closure of the Company's prototype injection molding manufacturing facility in Eschenlohe, Germany, and the discontinuation of Direct Metal Laser Sintering 3D printing services through its 3D printing facility in Putzbrunn, Germany. The Company expects to substantially complete the plan within fiscal year 2025. The Company will continue offering all its manufacturing services to customers across Europe, including injection molding and metal 3D printing. These services will be fulfilled through internal manufacturing facilities and a network of manufacturing partners. On May 27, 2022, the Company's board of directors approved a plan for the closure of the Company's manufacturing facility in Japan and announced an intention to cease operations in the region. The Company dissolved its Japan operations in December 2023.
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
The following table summarizes our unique customer contacts and revenue per customer contact:

	Year Ended December 31,
	2024	2023	2022
Revenue (in thousands)	$500,890	$503,877	$488,398
Customer contacts	51,552	53,464	56,333
Revenue per customer contact[1]	$9,716	$9,425	$8,670

1 Revenue per customer contact is calculated using the revenue recognized during the respective period divided by the actual number of customer contacts served during the same period. Customer contacts are product developers, engineers, procurement and supply chain professionals and other individuals who place an order, and that order is shipped and invoiced during the period. The Company believes revenue per customer contact is useful to investors in evaluating the underlying business trends and ongoing operating performance of the Company.
During 2024, we served 51,552 unique customer contacts who purchased our products through our web-based customer interface, a decrease of 3.6% over the same period in 2023. Our customer contacts served decreased at a rate greater than our decrease in revenue. This was primarily due to our mix of customers served in 2024 as compared to 2023 and our strategic focus to earn larger orders from our customers as we strive to be their supplier of choice by serving their custom parts needs through the comprehensive offer of our factory and the Protolabs Network. Our revenue per customer contact grew 3.1% as compared to 2023.
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
Our quick-turn factory business model requires that we invest in our capacity well in advance of demand to ensure we can fulfill the expectations for quick delivery of products manufactured in house to our customers. Therefore, over the last several years, we have made significant investments in additional factory space, equipment and infrastructure across our geographic segments. We expect to continue to grow in future periods, which will result in the need for additional investments in factory space and equipment. We expect that these additional costs for factory and equipment expansion can be absorbed by revenue growth, and allow gross margins by product line to remain relatively consistent over time. Our addition of Hubs in 2021 provides a complementary opportunity to add revenue growth through the use of premium manufacturing partners, without the significant investments required by our internal manufacturing business model.
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
Costs related to disposal and exit activities. Costs related to disposal and exit activities is driven by our decision to close certain manufacturing facilities in Germany and Japan and further to exit the Japan market. The expenses consist primarily of operating expenses, including employee severance, write-down of fixed assets, facility-related charges and goodwill impairment charges.
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

Provision for Income Taxes
Provision for income taxes is comprised of federal, state, local and foreign taxes based on pre-tax income. Overall, our effective tax rate for 2024 and beyond may differ from historical effective tax rates due to changes in losses in foreign operations that are not eligible for tax benefits on account of valuation allowances, as well as any future tax law changes that may impact the effective tax rate.
Results of Operations
The following table summarizes our results of operations and the related changes for the periods indicated. The results below are not necessarily indicative of the results for future periods.

	Year Ended December 31,				Change		Year Ended December 31,				Change
(dollars in thousands)	2024		2023		$	%	2023		2022		$	%

Revenue	$500,890	100.0%	$503,877	100.0%	$(2,987)	(0.6)	$503,877	100.0%	$488,398	100.0%	$15,479	3.2
Cost of revenue	277,690	55.4	281,884	55.9	(4,194)	(1.5)	281,884	55.9	272,933	55.9	8,951	3.3
Gross profit	223,200	44.6	221,993	44.1	1,207	0.5	221,993	44.1	215,465	44.1	6,528	3.0
Operating expenses:
Marketing and sales	92,073	18.4	87,688	17.4	4,385	5.0	87,688	17.4	82,752	17.0	4,936	6.0
Research and development	41,298	8.2	40,135	8.0	1,163	2.9	40,135	8.0	38,222	7.8	1,913	5.0
General and administrative	64,333	12.8	65,788	13.1	(1,455)	(2.2)	65,788	13.1	67,544	13.8	(1,756)	(2.6)
Goodwill impairment	-	-	-	-	-	-	-	-	118,008	24.2	(118,008)	*
Costs related to disposal and exit activities	5,585	1.1	215	-	5,370	*	215	-	6,922	1.4	(6,707)	*
Total operating expenses	203,289	40.6	193,826	38.5	9,463	4.9	193,826	38.5	313,448	64.2	(119,622)	(38.2)
Income (loss) from operations	19,911	4.0	28,167	5.6	(8,256)	(29.3)	28,167	5.6	(97,983)	(20.1)	126,150	128.7
Other (expense) income, net	4,761	0.9	(215)	(0.1)	4,976	*	(215)	(0.1)	106	-	(321)	(302.8)
Income (loss) before income taxes	24,672	4.9	27,952	5.5	(3,280)	(11.7)	27,952	5.5	(97,877)	(20.1)	125,829	128.6
Provision for income taxes	8,079	1.6	10,732	2.1	(2,653)	(24.7)	10,732	2.1	5,585	1.1	5,147	92.2
Net income (loss)	$16,593	3.3%	$17,220	3.4%	$(627)	(3.6%)	$17,220	3.4%	$(103,462)	(21.2%)	$120,682	116.6%

*Percentage change not meaningful

Stock-based compensation expense included in the statements of comprehensive income data above is as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022

Stock options and other	$15,691	$14,550	$16,103
Employee stock purchase plan	1,308	1,439	1,442
Total stock-based compensation expense	$16,999	$15,989	$17,545

Cost of revenue	$1,935	$1,840	$2,172
Operating expenses:
Marketing and sales	3,112	3,426	3,295
Research and development	2,721	2,556	2,189
General and administrative	9,231	8,167	9,889
Total stock-based compensation expense	$16,999	$15,989	$17,545

Comparison of Years Ended December 31, 2024 and 2023
Revenue
Revenue by reportable segment and the related changes for 2024 and 2023 is summarized as follows:

	Year Ended December 31,
	2024		2023		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue
United States	$396,192	79.1%	$396,821	78.8%	$(629)	(0.2%)
Europe	104,698	20.9	107,056	21.2	(2,358)	(2.2)
Total revenue	$500,890	100.0%	$503,877	100.0%	$(2,987)	(0.6%)

Our revenue decreased $3.0 million, or 0.6%, for 2024 compared with 2023. By reportable segment, revenue in the United States decreased $0.6 million, or 0.2%, for 2024 compared with 2023. Revenue in Europe decreased $2.4 million, or 2.2%, for 2024 compared with 2023. International revenue was positively impacted by $1.9 million during 2024 compared to the same period in 2023 as a result of foreign currency movements, primarily the strengthening of the British Pound and Euro relative to the United States Dollar.
During 2024, we served 51,552 unique customer contacts, a decrease of 3.6% over 2023. Our customer contacts served decreased at a rate greater than our decrease in revenue. This was primarily due to our mix of customers served in 2024 as compared to 2023 and our strategic focus to earn larger orders from our customers as we strive to be their supplier of choice by serving their custom parts needs through the comprehensive offer of our factory and the Protolabs Network. Our revenue per customer grew 3.1% as compared to 2023.

Revenue by product line and the related changes for 2024 and 2023 is summarized as follows:

	Year Ended December 31,
	2024		2023		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue
Injection Molding	$194,215	38.8%	$203,941	40.5%	$(9,726)	(4.8%)
CNC Machining	206,887	41.3	198,222	39.3	8,665	4.4
3D Printing	83,767	16.7	84,291	16.7	(524)	(0.6)
Sheet Metal	15,265	3.0	16,540	3.3	(1,275)	(7.7)
Other Revenue	756	0.2	883	0.2	(127)	(14.4)
Total revenue	$500,890	100.0%	$503,877	100.0%	$(2,987)	(0.6%)

By product line, our revenue decrease was driven by a 4.8% decrease in Injection Molding revenue, a 7.7% decrease in Sheet Metal revenue, a 0.6% decrease in 3D Printing revenue and a 14.4% decrease in Other Revenue, which was partially offset by a 4.4% increase in CNC Machining revenue, in each case for 2024 compared with 2023.
Cost of Revenue, Gross Profit and Gross Margin
Cost of Revenue. Cost of revenue decreased $4.2 million, or 1.5%, for 2024 compared to 2023, which was more than the rate of revenue decrease of 0.6% for 2024 compared to 2023. The decrease in the cost of revenue of $4.2 million was driven by reductions in headcount and overtime leading to lower personnel and related costs of $4.1 million in our digital factory business and $0.1 million in other operating costs in 2024 compared with 2023. The cost reductions in our digital manufacturing business were the result of focused management of resources aligned to order volumes, partially supported by increased automation.
Gross Profit and Gross Margin. Gross profit increased to $223.2 million in 2024 from $222.0 million in 2023. Gross margin increased to 44.6% of revenue in 2024 from 44.1% in 2023, primarily due to focused management of resources aligned to order volumes, partially supported by increased automation.
Operating Expenses
Marketing and Sales. Marketing and sales expense increased $4.4 million, or 5.0%, for 2024 compared to 2023, primarily due to increases in personnel and related costs of $2.7 million, marketing demand generation costs increases of $0.7 million and other operating costs of $1.0 million for 2024 compared with 2023.
Research and Development. Our research and development expense increased $1.2 million, or 2.9%, for 2024 compared to 2023 primarily due to increases of $1.1 million in other operating costs, $0.4 million in professional services and $0.3 million in administrative costs, partially offset by decreases in personnel and related costs of $0.6 million for 2024 compared with 2023.
General and Administrative. Our general and administrative expense decreased $1.5 million, or 2.2%, for 2024 compared to 2023 primarily due to a decrease in intangible amortization costs of $2.2 million, other operating costs of $1.7 million and administrative costs of $0.3 million, which were partially offset by an increase in stock-based compensation of $1.1 million, personnel and related costs of $1.0 million and professional services of $0.6 million.
Costs related to disposal and exit activities. Our decision to exit and close certain operations in Germany resulted in $5.6 million in operating expenses during 2024. Operating expenses included $3.3 million of employee severance and $2.3 million related to the write-down of fixed assets. During 2023 we recognized $0.2 million in professional services expenses related to the closure of the Japan business.

Income (Loss) from Operations
Income from operations decreased $8.3 million, or 29.3%, for 2024 compared with 2023. By reportable segment, income from operations for the United States increased $3.6 million for 2024 compared with 2023. Loss from operations for Europe increased $3.0 million for 2024 compared with 2023, which was primarily driven by $5.6 million in operating expenses associated with our decision to exit and close certain operations in Germany. Loss from operations included in Corporate Unallocated and Japan increased $8.9 million for 2024 compared with 2023.
Other (Expense) Income, Net and Provision for Income Taxes
Other (Expense) Income, Net. We recognized other expense, net of $4.8 million in 2024, an increase of $5.0 million compared to other income, net of $0.2 million for 2023. Other expense, net for 2024 primarily consisted of $5.4 million of interest income on investments and other income, partially offset by $0.4 million of foreign currency losses and $0.2 million of interest expense and other expenses. Other income, net for 2023 primarily consisted of $3.9 million foreign currency translation loss from the completion on the closure of our Japan business and $1.1 million of interest expense, which was partially offset by a $3.3 million of interest income on investments and $1.5 of other income and gains on foreign currency.
Provision for Income Taxes. Our income tax provision decreased by $2.7 million for 2024 compared to 2023. The decrease in the provision is primarily due to a release of tax reserves arising from a successful audit closure, and a reduction in deferred tax liabilities from being revalued at a lower state tax rate, partially offset by an increase in losses in foreign operations that are not eligible for tax benefits on account of valuation allowances. Our effective tax rate of 32.7% for 2024 decreased 5.7% compared to 38.4% for the same period in 2023, primarily due to a release of tax reserves arising from a successful audit closure, and a reduction in deferred tax liabilities from being revalued at a lower state tax rate, partially offset by an increase in losses in foreign operations that are not eligible for tax benefits on account of valuation allowances.
Comparison of Years Ended December 31, 2023 and 2022
For a comparison of our results of operations for fiscal years ended December 31, 2023 and December 31, 2022, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 16, 2024.
Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022

Net cash provided by operating activities	$77,829	$73,274	$62,079
Net cash used in investing activities	(13,580)	(4,552)	(43,092)
Net cash used in financing activities	(58,550)	(41,858)	(27,922)
Effect of exchange rates on cash and cash equivalents	(418)	368	(436)
Net (decrease) increase in cash and cash equivalents	$5,281	$27,232	$(9,371)

Sources of Liquidity
We finance our operations and capital expenditures through cash flow from operations. We had cash and cash equivalents of $89.1 million as of December 31, 2024, an increase of $5.3 million from December 31, 2023. The increase in our cash was primarily due to cash generated through operations of $77.8 million, which was partially offset by cash used in investing activities of $13.6 million, consisting primarily of net purchases of property, equipment and other capital assets of $9.1 million and net purchases of marketable securities of $4.4 million, and cash used in financing activities of $58.6 million, primarily for repurchases of common stock of $60.3 million and purchases of shares withheld for tax obligations of $2.0 million, which was partially offset by cash proceeds from the issuance of common stock from equity plans of $4.0 million. We had cash and cash equivalents of $83.8 million as of December 31, 2023, an increase of $27.2 million from December 31, 2022. The increase in our cash was primarily due to cash generated through operations of $73.3 million, which was partially offset by cash used in investing activities $4.6 million, consisting primarily of net purchases of property, equipment and other capital assets of $27.4 million, partially offset by proceeds from the maturity of marketable securities of $23.9 million, and cash used in financing activities of $41.9 million, primarily for repurchases of common stock of $44.0 million.
As of December 31, 2024, the amount of cash and cash equivalents held by foreign subsidiaries was $12.1 million. Our intent is to continue to reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We believe that our existing cash and cash equivalents together with cash generated from operations will be sufficient to meet our working capital expenditure requirements for at least the next 12 months.
Cash Flows from Operating Activities
Cash flow from operating activities of $77.8 million during 2024 primarily consisted of net income of $16.6 million, adjusted for certain non-cash items, including depreciation and amortization of $35.8 million, stock-based compensation expense of $17.0 million, changes in operating assets and liabilities and other items totaling $11.0 million and non-cash fixed asset impairment charges primarily related to the exit of certain operations in Germany $2.6 million, which were partially offset by changes in deferred taxes of $5.2 million. The cash flow from operating activities during 2024 compared to 2023 increased $4.6 million primarily due to changes in operating assets and liabilities of $5.4 million, non-cash fixed impairment charges primarily related to certain operations in Germany of $2.6 million, increases in deferred taxes of $2.5 million, increases in stock-based compensation of $1.0 million and other items of $0.3 million, which were partially offset by decreases in foreign currency translation losses of $3.9 million, depreciation and amortization of $1.7 million, interest on finance lease obligations of $1.0 million and net income of $0.6 million.
Cash flow from operating activities of $73.3 million during 2023 primarily consisted of net income of $17.2 million, adjusted for certain non-cash items, including depreciation and amortization of $37.5 million, stock-based compensation expense of $16.0 million, foreign currency translation losses of $3.9 million, interest on finance lease obligations of $1.1 million and changes in operating asset and liabilities and other items totaling $5.2 million, which were partially offset by changes in deferred taxes of $7.7 million. The cash flow from operating activities during 2023 compared to 2022 increased $11.2 million primarily due to changes in operating assets and liabilities and other items of $7.2 million, increases in deferred taxes of $1.8 million, increases in interest on finance lease obligations of $1.1 million and increases in net income of $120.7 million, which were partially offset by decreases in stock-based compensation of $1.6 million and loss on impairment of goodwill of $118.0 million.
Cash Flows from Investing Activities
Cash used in investing activities was $13.6 million for the year ended December 31, 2024, consisting of $9.1 million for the net purchases of property, equipment and other capital assets and $4.4 million in net purchases of marketable securities.
Cash used in investing activities was $4.6 million for the year ended December 31, 2023, consisting of $27.4 million for the net purchases of property, equipment and other capital assets, $1.0 million in other investing activities, which were partially offset by $23.9 million of net proceeds from maturities of marketable securities.
Cash Flows from Financing Activities
Cash used in financing activities was $58.6 million for the year ended December 31, 2024, consisting of $60.3 million in repurchases of common stock, $2.0 million in shares withheld for tax obligations associated with equity transactions, and $0.3 million for repayments of finance lease obligations, which were partially offset by $4.0 million in proceeds from issuance of common stock from equity plans.
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
Our recent annual capital expenditures have varied between 2% and 7% of annual revenue. We believe future growth capital expenditures, excluding any expenditures for buildings and maintenance capital we might purchase for our operations, are likely to vary between approximately 2% and 7% of annual revenue.
Contractual Obligations
As of December 31, 2024, our contractual obligations are $3.5 million related to current and long-term operating and finance lease liabilities and $8.7 million related to unsatisfied performance obligations for revenue generating contracts with an original expected length of one year or less.
Financing Arrangements
We had no financing arrangements as of December 31, 2024 and 2023.
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
Goodwill is tested for impairment annually as of the first day of the fourth quarter, and is tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment charge for goodwill is recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount. In performing the goodwill impairment assessment, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Qualitative factors may include, but are not limited to, economic, market and industry conditions, cost factors and overall financial performance of the reporting unit. If after assessing these qualitative factors, the Company determines it is "more-likely-than not" that the fair value is less than the carrying value, a quantitative assessment of goodwill is required. The quantitative impairment test requires judgment, including the identification of reporting units, the assignment of assets, liabilities and goodwill to reporting units, and the determination of fair value of each reporting unit. The impairment test requires the comparison of the fair value of each reporting unit with its carrying amount, including goodwill. In performing the impairment test, we determined the fair value of our reporting units through the income approach by using discounted cash flow (DCF) analyses. Determining fair value requires us to make judgments about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis for each reporting unit are based on the reporting unit's budget, long-term business plan and recent operating performance. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting unit and market conditions. Given the inherent uncertainty in determining the assumptions underlying a DCF analysis, actual results may differ from those used in our valuations. As a result of the fiscal year 2022 analysis, which used the quantitative assessment, a $118.0 million impairment related to the Europe reporting unit was identified, which represented a write-off of all Europe goodwill, and recorded during the year ended December 31, 2022. As a result of the fiscal years 2024 and 2023 analyses, which used the qualitative assessment, there were no impairments recorded during the years ended December 31, 2024 and 2023.
Other Intangible Assets
We recognize other intangibles assets in accordance with ASC 350, Intangibles—Goodwill and Other. Other intangible assets include software technology, customer relationships and other intangible assets acquired from independent parties. We used a multi-period excess earnings method under the income approach to measure the software platform when acquired through an acquisition. The significant assumptions used to estimate the value of the software platform included forecasted annual revenue growth, gross margin rates, operating expenses as a percentage of sales and the weighted-

average cost of capital, which are affected by our business plans and expectations about future market or economic conditions. Other intangible assets with a definite life are amortized over a period ranging from two to 12 years on a straight line basis, and are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows generated by the asset. As of December 31, 2024, no impairment charges for intangible assets have been recognized.
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
The fair value of each new employee option awarded was estimated on the date of grant for the periods below using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2024	2023	2022

Risk-free interest rate	4.28 - 4.30%	3.55 - 4.55%	1.94 - 3.40%
Expected life (years)	6.25	2.00 - 6.25	6.25
Expected volatility	50.62 -53.17%	49.23 -55.92%	45.95 - 46.03%
Expected dividend yield	0%	0%	0%
Weighted average grant date fair value	$18.17	$16.36	$23.11

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

The fair value of each offering period was estimated using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2024	2023	2022

Risk-free interest rate	4.29 - 5.16%	4.60 - 5.16%	0.17 - 4.60%
Expected life (months)	6.00	6.00	6.00
Expected volatility	30.97 - 65.60%	47.38 - 67.84%	47.05 - 67.84%
Expected dividend yield	0%	0%	0%

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
We recognize stock-based compensation expense on a straight-line basis over the requisite service period. We recorded stock-based compensation expense relating to stock options, restricted stock awards, performance stock units and our ESPP of $17.0 million, $16.0 million and $17.5 million during the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, we had $3.6 million of unrecognized stock-based compensation costs related to unvested stock options that are expected to be recognized over a weighted average period of 2.5 years. We issued options to purchase 140,405, 186,804 and 118,434 shares of our common stock during the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, we had $18.4 million of unrecognized stock-based compensation costs related to unvested restricted stock, which is expected to be recognized over a weighted average period of 2.6 years. We issued restricted stock awards of 377,961, 410,682 and 315,432 shares of our common stock during the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, we had $4.2 million of unrecognized stock-based compensation costs related to unvested performance stock, which is expected to be recognized over a weighted average period of 1.7 years. We issued performance stock awards of 79,436, 71,295 and 35,697 shares of our common stock during the years ended December 31, 2024, 2023 and 2022, respectively.
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
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. The Company recognizes the effect of income tax positions only if sustaining those positions is more likely than not. The Company records penalties and interest related to unrecognized tax benefits in income taxes in the Company’s Consolidated Statements of Income. Including interest and penalties, we have established a liability for uncertain tax positions of $4.6 million as of December 31, 2024.
The effective tax rate decreased by 5.7% for the year ended December 31, 2024 when compared to 2023 primarily due to a release of tax reserves arising from a successful audit closure, and a reduction in deferred tax liabilities from being revalued at a lower state tax rate, partially offset by an increase in losses in foreign operations that are not eligible for tax benefits on account of valuation allowances.
Recently adopted accounting pronouncements
In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, that updates reportable segment disclosure requirements primarily through enhanced disclosures about significant expenses and information used to assess segment performance on an annual and interim basis. The Company adopted this guidance for its annual year ended December 31, 2024 and all interim periods thereafter.
Recently issued accounting pronouncements not yet adopted
In December 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, that enhances the transparency of income tax disclosures by expanding annual disclosure requirements related to the rate reconciliation and income taxes paid. The Company is required to adopt this guidance for its annual year ending December 31, 2025. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its disclosures.
In November 2024, the FASB issued ASU No. 2024-03 ("ASU 2024-03"), Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve disclosures about a public business entity's expenses, primarily through additional disaggregation of income statement expenses. The Company is required to adopt this guidance for its annual year ending December 15, 2027 and all interim periods thereafter. Early adoption is permitted. The Company is currently evaluating ASU 2024-03 to determine the impact on the Company's disclosures.

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
We have not used forward contracts or currency borrowings to hedge our exposure to foreign currency risk. Foreign currency risk can be assessed by estimating the change in results of operations or financial position resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would generally not have a material impact on our financial position, but could have a material impact on our results of operations. During the year ended December 31, 2023, we recognized a foreign currency translation loss of $3.9 million in connection with completing the closure of our Japan business. We recognized net foreign currency losses of $0.4 million and gains of $0.2 million for the years ended December 31, 2024 and 2023, respectively.

Item 8. Financial Statements and Supplementary Data
Proto Labs, Inc.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Proto Labs, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Proto Labs, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2025 expressed an unqualified opinion thereon.
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
February 21, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Proto Labs, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Proto Labs, Inc.'s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Proto Labs, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 21, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Minneapolis, Minnesota
February 21, 2025

Proto Labs, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2024	2023

Assets
Current assets
Cash and cash equivalents	$89,071	$83,790
Short-term marketable securities	14,019	19,013
Accounts receivable, net of allowance for doubtful accounts of $1,975 and $2,499 as of December 31, 2024 and December 31, 2023, respectively	66,504	72,848
Inventory	12,305	13,657
Prepaid expenses and other current assets	10,049	9,124
Income taxes receivable	2,906	2,228
Total current assets	194,854	200,660
Property and equipment, net	227,263	253,655
Goodwill	273,991	273,991
Other intangible assets, net	21,422	25,584
Long-term marketable securities	17,773	8,019
Operating lease assets	2,993	4,628
Finance lease assets	692	960
Other long-term assets	4,524	4,856
Total assets	$743,512	$772,353

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$15,504	$15,636
Accrued compensation	16,550	15,292
Accrued liabilities and other	19,621	16,872
Current operating lease liabilities	1,287	1,585
Current finance lease liabilities	309	296
Total current liabilities	53,271	49,681
Long-term operating lease liabilities	1,633	3,008
Long-term finance lease liabilities	287	595
Long-term deferred tax liabilities	13,565	18,742
Other long-term liabilities	4,605	5,032
Total liabilities	73,361	77,058

Shareholders' equity
Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding 0 shares as of December 31, 2024 and December 31, 2023, respectively	-	-
Common stock, $0.001 par value, authorized 150,000,000 shares; issued and outstanding 24,226,088 and 25,721,957 shares as of December 31, 2024 and December 31, 2023, respectively	24	26
Additional paid-in capital	453,705	466,884
Retained earnings	244,406	256,398
Accumulated other comprehensive loss	(27,984)	(28,013)
Total shareholders' equity	670,151	695,295
Total liabilities and shareholders' equity	$743,512	$772,353

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Comprehensive Income
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022

Statements of Operations:
Revenue	$500,890	$503,877	$488,398
Cost of revenue	277,690	281,884	272,933
Gross profit	223,200	221,993	215,465
Operating expenses
Marketing and sales	92,073	87,688	82,752
Research and development	41,298	40,135	38,222
General and administrative	64,333	65,788	67,544
Goodwill impairment	—	—	118,008
Costs related to disposal and exit activities	5,585	215	6,922
Total operating expenses	203,289	193,826	313,448
Income (loss) from operations	19,911	28,167	(97,983)
Other income (expense), net	4,761	(215)	106
Income (loss) before income taxes	24,672	27,952	(97,877)
Provision for income taxes	8,079	10,732	5,585
Net income (loss)	$16,593	$17,220	$(103,462)

Net income (loss) per share:
Basic	$0.66	$0.66	$(3.77)
Diluted	$0.66	$0.66	$(3.77)

Shares used to compute net income (loss) per share:
Basic	25,096,117	26,186,533	27,409,838
Diluted	25,212,178	26,223,498	27,409,838

Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustments	$(228)	$5,365	$(16,278)
Net unrealized gains (losses) on investments in securities	257	977	(1,260)
Comprehensive income (loss)	$16,622	$23,562	$(121,000)

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Shareholders' Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount

Balance at December 31, 2021	27,465,945	28	468,548	376,734	(16,817)	828,493
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	279,603	—	2,269	—	—	2,269
Stock-based compensation expense	—	—	17,545	—	—	17,545
Repurchases of Common Stock	(857,123)	(1)	(14,622)	(15,036)	—	(29,659)
Net loss			—	(103,462)	—	(103,462)
Other comprehensive loss
Foreign currency translation adjustment			—	—	(16,278)	(16,278)
Net unrealized gains (losses) on investments in securities			—	—	(1,260)	(1,260)
Comprehensive loss						(121,000)
Balance at December 31, 2022	26,888,425	$27	$473,740	$258,236	$(34,355)	$697,648
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	266,453	—	2,399	—	—	2,399
Stock-based compensation expense	—	—	15,989	—	—	15,989
Repurchases of Common Stock	(1,432,921)	(1)	(25,244)	(19,058)	—	(44,303)
Net income			—	17,220	—	17,220
Other comprehensive income
Foreign currency translation adjustment			—	—	5,365	5,365
Net unrealized gains (losses) on investments in securities			—	—	977	977
Comprehensive income						23,562
Balance at December 31, 2023	25,721,957	$26	$466,884	$256,398	$(28,013)	$695,295
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	278,189	—	2,020	—	—	2,020
Stock-based compensation expense	—	—	16,999	—	—	16,999
Repurchases of Common Stock	(1,774,058)	(2)	(32,198)	(28,585)	—	(60,785)
Net income			—	16,593	—	16,593
Other comprehensive income (loss)
Foreign currency translation adjustment			—	—	(228)	(228)
Net unrealized gains (losses) on investments in securities			—	—	257	257
Comprehensive income						16,622
Balance at December 31, 2024	24,226,088	$24	$453,705	$244,406	$(27,984)	$670,151

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2024	2023	2022

Operating activities
Net income (loss)	$16,593	$17,220	$(103,462)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35,808	37,528	39,425
Stock-based compensation expense	16,999	15,989	17,545
Deferred taxes	(5,153)	(7,656)	(9,499)
Interest on finance lease obligations	33	1,055	—
Loss on impairment of goodwill	—	—	118,008
Loss on foreign currency translation	—	3,906	—
Loss on impairment of equipment	256	—	—
Impairments related to exit and closure of Germany and Japan businesses	2,333	—	2,842
Gain on disposal of property and equipment	(13)	(498)	(1,211)
Other	1	154	35
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	9,650	2,727	1,632
Inventories	1,258	112	(310)
Prepaid expenses and other	(560)	4,203	(2,081)
Income taxes	(691)	1,823	(2,681)
Accounts payable	480	(1,838)	1,375
Accrued liabilities and other	835	(1,451)	461
Net cash provided by operating activities	77,829	73,274	62,079

Investing activities
Purchases of property, equipment and other capital assets	(9,169)	(28,116)	(21,686)
Proceeds from sales of property, equipment and other capital assets	34	699	4,108
Purchases of other assets and investments	—	(1,000)	—
Purchases of marketable securities	(25,070)	—	(46,872)
Proceeds from sales of marketable securities	1,416	—	1,998
Proceeds from maturities of marketable securities	19,209	23,865	19,360
Net cash used in investing activities	(13,580)	(4,552)	(43,092)

Financing activities
Proceeds from issuance of common stock from equity plans	4,019	3,835	3,950
Purchases of shares withheld for tax obligations	(1,995)	(1,436)	(1,682)
Repurchases of common stock and other	(60,278)	(43,951)	(29,659)
Principal repayments of finance lease obligations	(296)	(306)	(531)
Net cash used in financing activities	(58,550)	(41,858)	(27,922)
Effect of exchange rate changes on cash and cash equivalents	(418)	368	(436)
Net increase (decrease) in cash and cash equivalents	5,281	27,232	(9,371)
Cash and cash equivalents, beginning of period	83,790	56,558	65,929
Cash and cash equivalents, end of period	$89,071	$83,790	$56,558

Supplemental cash flow disclosure
Cash paid for interest	$136	$1,055	$101
Cash paid for taxes	$13,913	$15,892	$19,160

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Notes to Consolidated Financial Statements
Note 1 — Nature of Business
Organization and business
Proto Labs, Inc. and its subsidiaries (Proto Labs, the Company, we, us, or our) is a digital manufacturer of parts. The Company utilizes injection molding, computer numerical control (CNC) machining, 3D printing and sheet metal fabrication to manufacture custom parts for its customers. The Company's customers conduct nearly all their business over the internet. The Company targets its products to the millions of product developers and engineers who use three-dimensional computer-aided design (3D CAD) software to design products across a diverse range of end-markets, to the procurement and supply chain professionals seeking to easily and efficiently source custom parts on-demand, and to a wide variety of customers seeking to purchase low-volume custom parts. The Company has established operations in the United States and Europe. On October 21, 2024, the Company's board of directors approved a plan related to the Company's manufacturing facilities in Germany. The plan included the closure of the Company's injection molding manufacturing facility in Eschenlohe, Germany, and the discontinuation of Direct Metal Laser Sintering 3D printing services through its 3D printing facility in Putzbrunn, Germany. The Company will continue offering all its manufacturing services to customers across Europe, including injection molding and metal 3D printing. These services will be fulfilled through internal manufacturing facilities and a network of manufacturing partners. The Company expects to substantially complete the plan within fiscal year 2025. Previously we had established operations in Japan. On May 27, 2022, the Company's board of directors approved a plan for the closure of the Company's manufacturing facility in Japan and announced an intention to cease operations in the region. The Company dissolved its Japan operations in December 2023. Through the acquisition of Hubs in 2021, the Company provides its customers access to a global network of premium manufacturing partners who reside across North America, Europe and Asia, complementing its in-house manufacturing. Proto Labs, Inc. is headquartered in Maple Plain, Minnesota. The Company’s subsidiaries are:

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
Comprehensive income (loss)
Components of comprehensive income (loss) include net income (loss), foreign currency translation adjustments and net unrealized gains and losses on investments in securities. Comprehensive income (loss) is disclosed in the accompanying Consolidated Statements of Comprehensive Income and Consolidated Statements of Shareholders’ Equity.

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

Goodwill is tested for impairment annually as of the first day of the fourth quarter, and is tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment charge for goodwill is recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount. In performing the goodwill impairment assessment, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Qualitative factors may include, but are not limited to, economic, market and industry conditions, cost factors and overall financial performance of the reporting unit. If after assessing these qualitative factors, the Company determines it is "more-likely-than-not" that the fair value is less than the carrying value, a quantitative assessment of goodwill is required. The quantitative impairment test requires judgment, including the identification of reporting units, the assignment of assets, liabilities and goodwill to reporting units, and the determination of fair value of each reporting unit. The impairment test requires the comparison of the fair value of each reporting unit with its carrying amount, including goodwill. In performing an impairment test, the Company determines the fair value of its reporting units through the income approach by using discounted cash flow (DCF) analyses. Determining fair value requires the Company to make judgments about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis for each reporting unit are based on the reporting unit's budget, long-term business plan and recent operating performance. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting unit and market conditions. Given the inherent uncertainty in determining the assumptions underlying a DCF analysis, actual results may differ from those used in the Company's valuations. As a result of the fiscal year 2022 analysis, which used the quantitative assessment, a $118.0 million impairment related to the Europe reporting unit was identified, which represented a write-off of all Europe goodwill, and recorded during the year ended December 31, 2022. As a result of the fiscal years 2024 and 2023 analyses, which used the qualitative assessment, there were no impairments recorded during the years ended December 31, 2024 and 2023.
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
Accounting for long-lived assets
The Company periodically reviews the carrying amount of its property, equipment and leasehold improvements to determine if circumstances exist indicating an impairment or if depreciation periods should be modified. If facts or circumstances indicate that an impairment may exist, the Company will prepare a projection of the undiscounted future cash flows of the specific assets to determine if the assets are recoverable. If impairment exists based on these projections, an adjustment will be made to reduce the carrying amount of the specific assets to fair value. During the years ended December 31, 2024 and 2022, the Company recognized $2.3 million and $2.8 million, respectively, related to write-down of fixed assets for certain manufacturing operations in Germany and Japan manufacturing operations.
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
The Company has operating leases for office space, manufacturing facilities and certain company vehicles and equipment and finance leases for certain company equipment and manufacturing facilities. The leases have remaining lease terms of less than one year to five years. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. As of December 31, 2024, the operating lease liability does not include any options to extend or terminate leases.
Income taxes
The Company accounts for income taxes in accordance with ASC 740, Income Taxes (ASC 740). Under this method, the Company determines tax assets and liabilities based upon the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities and equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax basis of assets or liabilities and their reported amounts in the financial statements. Because the Company assumes that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, giving rise to a deferred tax asset or liability. The Company establishes a valuation allowance for any portion of its deferred tax assets that are not at a level of "more-likely-than-not" to be recognized.
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by requiring that individual tax positions are recorded only when they meet a "more-likely-than-not" criterion. The Company recognizes the effect of income tax positions only if sustaining those positions is "more-likely-than-not". The Company records penalties and interest related to unrecognized tax benefits in income taxes in the Company’s Consolidated Statements of Income.
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

Advertising costs
Advertising is expensed as incurred and was approximately $14.3 million, $13.8 million and $13.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Research and development
Research and development expenses consist primarily of personnel and outside service costs related to the development of new processes and product lines, enhancements of existing product lines, development of software for internal use, maintenance of internally developed software, quality assurance and testing. Costs for internal use software are evaluated by project and capitalized where appropriate under ASC 350-40, Intangibles - Goodwill and Other, Internal-Use Software. Research and development costs were approximately $41.3 million, $40.1 million and $38.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Recently adopted accounting pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, that updates reportable segment disclosure requirements primarily through enhanced disclosures about significant expenses and information used to assess segment performance on an annual and interim basis. The Company adopted this guidance for its annual year ended December 31, 2024 and all interim periods thereafter.
Recently issued accounting pronouncements not yet adopted
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, that enhances the transparency of income tax disclosures by expanding annual disclosure requirements related to the rate reconciliation and income taxes paid. The Company is required to adopt this guidance for its annual year ending December 31, 2025. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its disclosures.
In November 2024, the FASB issued ASU No. 2024-03 ("ASU 2024-03"), Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve disclosures about a public business entity's expenses, primarily through additional disaggregation of income statement expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating ASU 2024-03 to determine the impact on the Company's disclosures.
Note 3 – Revenue
The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers. The Company provides quality, quick-turn prototyping and on-demand manufacturing services. As a result, the majority of revenue recognized in a reporting period is based on completed, invoiced contracts.
The Company manufactures parts that have no alternative use to the Company since the parts are custom made to specific customer orders, and the Company believes there is a legally enforceable right to payment for performance completed to date on these manufactured parts. For manufactured parts that meet these two criteria, the Company will recognize revenue over time. Revenue is recognized over time using the input method based on time in production as a percentage of total estimated production time to measure progress toward satisfying performance obligations using the estimated total time necessary to complete the parts per the customer's order and an estimate of inventory and production costs incurred to date. The value of unbilled receivables related to the performance on manufactured parts not yet completed as of December 31, 2024 and 2023 was $10.1 million and $10.1 million, respectively, recorded within accounts receivable, net of allowance for doubtful accounts. The value of unsatisfied performance obligations for contracts with an original expected length of one year or less as of December 31, 2024 and 2023 was $8.7 million and $9.8 million, respectively, recorded within accrued liabilities.
Revenue by geographic region for the years ended December 31, 2024, 2023 and 2022 was as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Revenue:
United States	$396,192	$396,821	$387,399
Europe	104,698	107,056	92,770
Japan	—	—	8,229
Total revenue	$500,890	$503,877	$488,398

Revenue by product line for the years ended December 31, 2024, 2023 and 2022 was as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Revenue:
Injection Molding	$194,215	$203,941	$200,578
CNC Machining	206,887	198,222	188,372
3D Printing	83,767	84,291	78,988
Sheet Metal	15,265	16,540	19,498
Other Revenue	756	883	962
Total revenue	$500,890	$503,877	$488,398

The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within marketing and sales expenses.
Note 4 – Net Income (Loss) Per Common Share
Basic net income (loss) per share is computed based on the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed based on the weighted average number of common shares outstanding, increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares. Potentially dilutive shares of common stock include stock options and other stock-based awards granted under stock-based compensation plans and shares committed to be purchased under the employee stock purchase plan. For the years ended December 31, 2024, 2023 and 2022 respectively, 451,029, 263,992 and 197,827 anti-dilutive options were excluded from the calculation of diluted weighted average shares outstanding.

The following table presents the calculation of net income (loss) per basic and diluted share attributable to common shareholders:

	Year Ended December 31,
(in thousands, except share and per share amounts)	2024	2023	2022

Net income (loss)	$16,593	$17,220	$(103,462)

Basic - weighted-average shares outstanding:	25,096,117	26,186,533	27,409,838
Effect of dilutive securities:
Employee stock options and other	116,061	36,965	—
Diluted - weighted-average shares outstanding:	25,212,178	26,223,498	27,409,838
Net income (loss) per share attributable to common shareholders:
Basic	$0.66	$0.66	$(3.77)
Diluted	$0.66	$0.66	$(3.77)

Note 5 – Goodwill and Other Intangible Assets
There were no changes in the carrying amount of goodwill for the years ended December 31, 2024 and 2023.
Goodwill decreased $126.6 million for the year ended December 31, 2022 as a result of impairments related to our Europe and Japan reporting units. The Euro denominated goodwill had been translated at the end of each period using the current exchange rates resulting in a foreign currency translation adjustment that was recorded as a component of Other Comprehensive Income.
Intangible assets other than goodwill for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31, 2024			Year Ended December 31, 2023				Weighted Average Useful Life
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Useful Life (in years)	Remaining (in years)

Marketing assets	$930	$(930)	$—	$930	$(900)	$30	10.0	0.0
Non-compete agreement	819	(703)	116	835	(603)	232	2.0 - 5.0	0.7
Software technology	13,229	(9,123)	4,106	13,229	(7,752)	5,477	10.0	3.0
Software platform	25,657	(8,457)	17,200	26,373	(6,575)	19,798	12.0	8.1
Tradenames	344	(344)	—	354	(347)	7	3.0	0.0
Customer relationships	12,165	(12,165)	—	12,223	(12,183)	40	3.0 - 9.0	0.0
Total intangible assets	$53,144	$(31,722)	$21,422	$53,944	$(28,360)	$25,584

Amortization expense for intangible assets for the years ended December 31, 2024, 2023 and 2022 was $3.7 million, $5.9 million and $6.0 million, respectively. The Euro denominated intangible assets are translated at the end of each period using the current exchange rates resulting in a foreign currency translation adjustment that is recorded as a component of Other Comprehensive Income. For the years ended December 31, 2024, 2023 and 2022 the foreign currency translation adjustment was $2.2 million, $1.3 million and $1.7 million, respectively.

Estimated aggregated amortization expense based on the current carrying value of the amortizable intangible assets is as follows:

(in thousands)	Estimated Amortization Expense
2025	$3,605
2026	3,505
2027	3,496
2028	2,128
2029	2,128
Thereafter	6,560
Total estimated amortization expense	$21,422

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

The following tables summarizes financial assets as of December 31, 2024 and 2023 measured at fair value on a recurring basis:

	December 31, 2024			December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Financial Assets:
Cash and cash equivalents, excluding money market mutual fund	$86,366	$—	$—	$77,423	$—	$—
Money market mutual fund	2,705	—	—	6,367	$—	$—
Marketable securities	17,261	14,531	—	4,482	22,550	—
Total	$106,332	$14,531	$—	$88,272	$22,550	$—

Note 7 – Marketable Securities
The Company invests in short-term and long-term agency, municipal, corporate and other debt securities. As of December 31, 2024 and 2023, the securities are categorized as available-for-sale and are recorded at fair value.
Information regarding the Company’s short-term and long-term marketable securities as of December 31, 2024 and 2023 is as follows:

	December 31, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government agency securities	$8,323	—	$(22)	$8,301
Corporate debt securities	15,852	—	(82)	15,770
U.S. municipal securities	6,762	—	(38)	6,724
U.S. treasury bonds	1,000	—	(3)	997
Total marketable securities	$31,937	$—	$(145)	$31,792

	December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government agency securities	$16,798	—	$(278)	$16,520
Corporate debt securities	2,511	—	(19)	2,492
U.S. municipal securities	7,876	—	(105)	7,771
Certificates of deposit/time deposits	249	—	-	249
Total marketable securities	$27,434	$—	$(402)	$27,032

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
The December 31, 2024 balance of available-for-sale debt securities by contractual maturity is shown in the following table at fair value. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in thousands)	December 31, 2024

Due in one year or less	$14,019
Due after one year through five years	17,773
Total marketable securities	$31,792

Note 8 – Property and Equipment
Property and equipment consists of the following:

	December 31,
(in thousands)	2024	2023

Land	$15,596	$15,596
Buildings and improvements	137,461	133,033
Machinery and equipment	236,675	235,527
Computer hardware and software	89,699	86,659
Leasehold improvements	4,528	4,609
Construction in progress	5,632	8,410
Total	489,591	483,834
Accumulated depreciation and amortization	(262,328)	(230,179)
Property and equipment, net	$227,263	$253,655

Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $32.1 million, $31.6 million and $33.4 million, respectively.
Note 9 – Inventory
Inventory consists primarily of raw materials, which are recorded at the lower of cost and net realizable value using the standard cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.

The Company’s inventory consists of the following:

	December 31,
(in thousands)	2024	2023

Total inventory	$12,989	$14,319
Allowance for obsolescence	(684)	(662)
Inventory, net of allowance	$12,305	$13,657

Note 10 – Financing Obligations
The Company had no financing obligations as of December 31, 2024 and 2023.
Note 11 – Employee Benefit Plans
The Company maintains a 401(k) retirement plan that covers employees in the United States. Under the plan, a full-time or regular part-time (over 20 hours/week) employee becomes a participant after completing three months of employment. Employees may elect to contribute up to 50 percent of regular gross pay, subject to federal law limits on the dollar amount that participants may contribute to the plan, each calendar year. The Company matches part of the employee contributions and may make a discretionary contribution to the plan. Total employer contributions were approximately $4.3 million, $4.6 million and $3.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The Company also sponsors defined contribution retirement plans that covers the employees in the United Kingdom and the Netherlands. Total employer contributions in the United Kingdom were approximately $0.5 million in each of the years ended December 31, 2024, 2023 and 2022, respectively. Total employer contributions in the Netherlands were approximately $0.6 million in each of the years ended December 31, 2024 and 2023, respectively. There were no employer contributions in the Netherlands in the year ended December 31, 2022.
Note 12 – Stock-Based Compensation
On July 8, 2022, the board of directors approved the Proto Labs, Inc. 2022 Long-Term Incentive Plan, which was approved by the Company's shareholders at a Special Meeting of Shareholders on August 29, 2022, and subsequently amended and restated by the Company's shareholders at the Annual Meeting of Shareholders on May 23, 2024 (as amended and restated, the "2022 Plan") to increase the number of shares available for issuance pursuant to awards under the 2022 Plan by an additional 430,000 shares, add a minimum vesting requirement, and extend the expiration date so that the term of the 2022 Plan runs for ten years from the date of the shareholder approval. Under the 2022 Plan, the Company has the ability to grant stock options, stock appreciation rights (SARs), restricted stock, restricted stock units, other stock-based awards and cash incentive awards. Awards under the 2022 Plan have a maximum term of ten years from the date of grant. The compensation and talent committee may provide that the vesting or payment of any award will be subject to the attainment of specified performance measures in addition to the satisfaction of any continued service requirements and the compensation and talent committee will determine whether such measures have been achieved. The per-share exercise price of stock options and SARs granted under the 2022 Plan generally may not be less than the fair market value of a share of our common stock on the date of the grant.
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
Employees purchased 141,743 and 171,991 shares of common stock under the ESPP at an average exercise price of $27.91 and $22.30 during 2024 and 2023, respectively. As of December 31, 2024, 602,150 shares remained available for future issuance under the ESPP.
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
The following table summarizes stock-based compensation expense for the years ended December 31, 2024, 2023 and 2022, respectively:

	Year Ended December 31,
(in thousands)	2024	2023	2022

Stock options and other	$15,691	$14,550	$16,103
Employee stock purchase plan	1,308	1,439	1,442
Total stock-based compensation expense	$16,999	$15,989	$17,545

Cost of revenue	$1,935	$1,840	$2,172
Operating expenses:
Marketing and sales	3,112	3,426	3,295
Research and development	2,721	2,556	2,189
General and administrative	9,231	8,167	9,889

Total stock-based compensation expense	$16,999	$15,989	$17,545

Stock Options
The following table provides the assumptions used in the Black-Scholes option pricing model for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022

Risk-free interest rate	4.28 - 4.30%	3.55 - 4.55%	1.94 - 3.40%
Expected life (years)	6.25	2 - 6.25	6.25
Expected volatility	50.62 - 53.17%	49.23 - 55.92%	45.95 - 46.03%
Expected dividend yield	0%	0%	0%
Weighted average grant date fair value	$18.17	$16.36	$23.11

The following table summarizes stock option activity and the weighted average exercise price for the years ended December 31, 2024, 2023 and 2022:

	Stock Options	Weighted- Average Exercise Price

Options outstanding at January 1, 2022	233,384	$97.78
Granted	118,434	48.24
Exercised	(3,114)	30.58
Cancelled	(84,712)	89.32
Options outstanding at December 31, 2022	263,992	79.07
Granted	186,804	33.36
Exercised	—	—
Cancelled	(63,635)	62.44
Expired	(15,848)	55.67
Options outstanding at December 31, 2023	371,313	59.92
Granted	140,405	33.44
Exercised	(1,936)	32.13
Cancelled	(59,552)	61.83
Expired	(5,094)	67.78
Options outstanding at December 31, 2024	445,136	$51.34

Exercisable at December 31, 2024	183,942	$70.06

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
The total intrinsic value of options exercised during the years ended December 31, 2024 and 2022, was less than $0.1 million for each period respectively. There were no options exercised during the year ended December 31, 2023. The aggregate intrinsic value represents the cumulative difference between the fair market value of the underlying common stock and the option exercise prices.
For options outstanding at December 31, 2024, the weighted-average remaining contractual term was 6.9 years and the aggregate intrinsic value was $1.6 million. For options exercisable at December 31, 2024, the weighted-average remaining contractual term was 4.7 years and the aggregate intrinsic value was $0.3 million. Refer to the table below for additional information.
The following table summarizes information about stock options outstanding at December 31, 2024:

	Options Outstanding, Vested and Expected to Vest			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)

$32.13 to $33.68	163,427	8.95	33.14	8,883	32.32
$33.69 to $39.59	145,977	6.53	35.00	67,050	35.07
$39.60 to $180.46	135,732	4.97	90.84	108,009	94.88

The fair value of share-based payment transactions is recognized in the Consolidated Statements of Comprehensive Income. As of December 31, 2024, there was $3.6 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 2.5 years. The total fair value of options vested was $2.3 million, $1.8 million and $2.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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

The following table summarizes restricted stock activity for the years ended December 31, 2024, 2023 and 2022:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value Per Share

Restricted stock at January 1, 2022	343,782	$111.79
Granted	315,432	42.03
Restrictions lapsed	(130,452)	101.32
Forfeited	(50,166)	96.48
Restricted stock at December 31, 2022	478,596	70.36
Granted	410,682	32.46
Restrictions lapsed	(137,053)	79.61
Forfeited	(98,760)	61.25
Restricted stock at December 31, 2023	653,465	45.89
Granted	377,961	33.50
Restrictions lapsed	(195,831)	54.52
Forfeited	(72,334)	38.40
Restricted stock at December 31, 2024	763,261	$38.25

As of December 31, 2024, there was $18.4 million of unrecognized compensation expense related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 2.6 years.
Performance Stock
Performance stock units (PSUs) are expressed in terms of a target number of PSUs, with anywhere between 0 percent and 200 percent of that target number capable of being earned and vesting at the end of a three-year performance period depending on the Company’s performance in the final year of the performance period and the award recipient’s continued employment. The Company’s outstanding PSUs at December 31, 2024 are based on market conditions and the related compensation cost is based on the fair value at grant date calculated using a Monte Carlo pricing model.

The following table summarizes performance stock activity for the years ended December 31, 2024, 2023 and 2022:

	Performance Stock Awards	Weighted- Average Grant Date Fair Value Per Share

Performance stock at January 1, 2022	16,839	$115.56
Granted	35,697	96.71
Restrictions lapsed	—	—
Performance change	(13,156)	99.59
Forfeited	(3,578)	121.79
Performance stock at December 31, 2022	35,802	77.91
Granted	71,295	57.79
Restrictions lapsed	—	—
Performance change	—	—
Forfeited	—	—
Performance stock at December 31, 2023	107,097	74.08
Granted	79,436	48.20
Restrictions lapsed	—	—
Performance change	(2,772)	227.14
Forfeited	(3,588)	52.18
Performance stock at December 31, 2024	180,173	$60.75

As of December 31, 2024, there was $4.2 million of unrecognized compensation expense related to unvested performance stock, which is expected to be recognized over a weighted-average period of 1.7 years.
Employee Stock Purchase Plan
The following table presents the assumptions used to estimate the fair value of the ESPP during the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022

Risk-free interest rate	4.29 - 5.16%	4.60 - 5.16%	0.17 - 4.60%
Expected life (months)	6.00	6.00	6.00
Expected volatility	30.97 - 65.60%	47.38 - 67.84%	47.05 - 67.84%
Expected dividend yield	0%	0%	0%

Note 13 – Leases
Supplemental balance sheet information related to leases was as follows:

	December 31,
(in thousands)	2024	2023
Operating lease assets	$2,993	$4,628

Current operating lease liabilities	$1,287	$1,585
Long-term operating lease liabilities	1,633	3,008
Total operating lease liabilities	$2,920	$4,593

Finance lease assets	$692	$960

Current finance lease liabilities	$309	$296
Long-term finance lease liabilities	287	595
Total finance lease liabilities	$596	$891

Lease expense is recognized on a straight-line basis over the lease term, with variable payments recognized in the period those payments are incurred. The components of lease expense for the periods reported were as follows:

	Twelve Months Ended December 31,
(in thousands)	2024	2023
Operating lease cost	$1,762	$1,965
Finance lease cost:
Amortization of right-of-use assets	$329	$732
Interest on lease obligations	33	1,055
Variable lease cost	$382	$371
Total lease cost	$2,506	$4,123

Maturities of operating and finance lease liabilities as of December 31, 2024 were as follows:

(in thousands)	Operating Leases	Finance Leases
Year Ending December 31,
2025	$1,363	$329
2026	790	292
2027	422	-
2028	373	-
2029	104	-
After 2029	2	-
Total future minimum lease payments	3,054	621
Less interest	(134)	(25)
Present value of lease liabilities	$2,920	$596

As of December 31, 2024, we have no operating or finance leases that have not yet commenced.
Weighted average remaining lease term and discount rate was as follows:

	December 31,
	2024	2023
Weighted Average Remaining Lease Term - operating leases (years)	3.0	3.6
Weighted Average Remaining Lease Term - finance leases (years)	1.6	2.6
Weighted Average Discount Rate - operating leases	2.6%	2.5%
Weighted Average Discount Rate - finance leases	4.4%	4.4%

Supplemental cash flow information related to leases was as follows:

	Twelve Months Ended December 31,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,093	$2,288
Operating cash flows from finance leases	$33	$1,055
Financing cash flows from finance leases	$296	$306

Lease assets obtained in exchange for new operating lease liabilities	$—	$2,324
Lease assets obtained in exchange for new financing lease liabilities	$—	$240

Note 14 – Accumulated Other Comprehensive Loss
Other comprehensive loss is comprised of foreign currency translation adjustments and net unrealized gains (losses) on investments in securities. During the year ended December 31, 2023 we recognized a $3.9 million foreign currency translation loss from the completion on the closure of our Japan business.
The following table presents the changes in accumulated other comprehensive loss balances for the years ended December 31, 2024, 2023 and 2022, respectively:

	Year Ended December 31,
(in thousands)	2024	2023	2022

Balance at beginning of period	$(28,013)	$(34,355)	$(16,817)
Foreign currency translation adjustments
Other comprehensive income (loss) before reclassifications	(228)	1,459	(16,278)
Amounts reclassified from accumulated other comprehensive income (loss)	—	3,906	—
Net current-period other comprehensive income (loss)	(228)	5,365	(16,278)
Net unrealized gains (losses) on investments in securities
Other comprehensive income (loss) before reclassifications	257	977	(1,260)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current-period other comprehensive income (loss)	257	977	(1,260)
Balance at end of period	$(27,984)	$(28,013)	$(34,355)

Note 15 – Income Taxes
The Company is subject to income tax in multiple jurisdictions and the use of estimates is required to determine the provision for income taxes. For the years ended December 31, 2024, 2023 and 2022, the Company recorded an income tax provision of $8.1 million, $10.7 million and $5.6 million, respectively. The effective income tax rate for the years ended December 31, 2024, 2023 and 2022 was 32.7 percent, 38.4 percent and (5.7) percent, respectively.
The effective tax rate decreased by 5.7 percent for the year ended December 31, 2024 when compared to 2023 primarily due to a release of tax reserves arising from a successful audit closure, and a reduction in deferred tax liabilities from being revalued at a lower state tax rate, partially offset by an increase in losses in foreign operations that are not eligible for tax benefits on account of valuation allowances.
The provision for income taxes is based on income before income taxes reported for financial statement purposes. The components of income before income taxes are as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022

Domestic	$39,386	$38,099	$33,731
Foreign	(14,714)	(10,147)	(131,608)
Total	$24,672	$27,952	$(97,877)

Significant components of the provision for income taxes for the following periods are as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022

Current:
Federal	$11,970	$15,717	$15,366
State	1,451	2,418	(393)
Foreign	(165)	34	(99)
Deferred
Federal	(4,606)	(8,202)	(9,159)
State	(1,291)	(385)	(723)
Foreign	(3,736)	1,379	(4,641)
Valuation Allowance	4,456	(229)	5,234
Total	$8,079	$10,732	$5,585

A reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022

Federal tax statutory rate	21.0%	21.0%	21.0%
State tax (net of federal benefit)	2.5	3.5	(0.8)
Share based compensation	4.7	6.0	(2.1)
Valuation allowance against deferred tax assets	16.6	(2.4)	(5.0)
Goodwill impairment	—	—	(24.4)
Research and development credit	(4.1)	(3.8)	1.2
Foreign rate differential	(3.7)	(1.6)	2.9
Tax reserves	(0.2)	1.9	1.0
Provision to return difference	(0.2)	(0.2)	—
Unrealized foreign exchange losses	—	2.9	—
Revaluation of deferred tax liability	(3.2)	1.1	—
Closure of Japan branch net operating loss reversal	—	11.1	—
Miscellaneous	(0.7)	(1.1)	0.5
Total	32.7%	38.4%	(5.7%)

Significant components of deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2024	2023

Deferred tax assets:
Accrued expenses	$1,658	$2,155
Section 174 expenses	15,058	13,084
Leases	897	1,186
Stock options and other equity	5,402	4,588
Inventories	216	275
Research and development credit	2,760	2,327
Other assets	1,212	1,094
Net operating loss	19,738	16,237
Less valuation allowance	(21,782)	(17,667)
Total deferred tax assets	25,159	23,279
Deferred tax liabilities:
Depreciation	(21,505)	(25,552)
Goodwill	(14,449)	(12,921)
Intangible assets	(1,873)	(2,362)
Leases	(897)	(1,186)
Total deferred tax liabilities	(38,724)	(42,021)
Net deferred tax liability	$(13,565)	$(18,742)

The Company has recorded no U.S. deferred taxes related to the undistributed earnings of its non-U.S. subsidiaries as of December 31, 2024. Such amounts are intended to be reinvested outside of the United States indefinitely. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings. As of December 31, 2024, the Company had accumulated undistributed earnings in non-U.S. subsidiaries of $2.0 million.
As of December 31, 2024, the Company had estimated net operating loss carry forwards of $19.7 million for tax purposes. The net operating losses relate to operations in the United Kingdom, Germany and Netherlands. The United Kingdom net operating losses may be carried forward without any time limitations, but are limited to £5 million, plus 50 percent of taxable income exceeding £5 million. Germany net operating losses may be carried forward without any time limitations but are limited to €1 million, plus 60 percent of taxable income exceeding €1 million. Netherlands net operating losses may be carried forward without any time limitations, but are limited to €1 million, plus 50 percent of taxable income exceeding €1 million.
The Company establishes valuation allowances for deferred tax assets when, after consideration of all positive and negative evidence, it is considered "more-likely-than-not" that a portion of the deferred tax assets will not be realized. The Company's valuation allowances of $21.8 million and $17.7 million at December 31, 2024 and 2023, respectively, reduce the carrying value of deferred tax assets associated with certain net operating loss carry forwards and other assets with insufficient positive evidence for recognition. The increase in the valuation allowance is primarily attributable to additional net operating losses generated in 2024.
The Company files a U.S. federal income tax return and income tax returns in various states and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state, or foreign income tax examinations by tax authorities for years before 2020.
The Company has liabilities related to unrecognized tax benefits totaling $3.4 million and $3.6 million at December 31, 2024 and 2023, respectively, that if recognized would result in a reduction of the Company’s effective tax rate. The liabilities are classified as other long-term liabilities in the accompanying consolidated balance sheets. The

Company recognizes interest and penalties related to income tax matters in income tax expense and reports the liability in current or long-term income taxes payable as appropriate.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2024	2023

Balance at beginning of period	$3,616	$3,236
Additions for tax positions of current year	533	632
Additions for tax positions of prior years	—	86
Decrease related to the expiration of statutes of limitations	(395)	(338)
Reduction for tax positions of prior years	(384)	—
Balance at period end	$3,370	$3,616

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

The following table summarizes selected financial information by reportable segments:

Year Ended December 31 2024,
(in thousands)
	United States	Europe	Corporate Unallocated and Japan	Total
Revenue	$396,192	$104,698	$—	$500,890
Segment expense[1]	297,902	114,654	62,838	475,394
Exit, Disposal and Goodwill impairment costs	—	5,585	—	5,585
Income (Loss) from Operations	$98,290	$(15,541)	$(62,838)	$19,911

Year Ended December 31 2023,
(in thousands)
	United States	Europe	Corporate Unallocated and Japan	Total
Revenue	$396,821	$107,056	$—	$503,877
Segment expense[1]	302,139	119,584	53,772	475,495
Exit, Disposal and Goodwill impairment costs	—	—	215	215
Income (Loss) from Operations	$94,682	$(12,528)	$(53,987)	$28,167

Year Ended December 31 2022,
(in thousands)
	United States	Europe	Corporate Unallocated and Japan	Total
Revenue	$387,399	$92,770	$8,229	$488,398
Segment expense[1]	294,223	105,148	62,080	461,451
Exit, Disposal and Goodwill impairment costs	—	118,008	6,922	124,930
Income (Loss) from Operations	$93,176	$(130,386)	$(60,773)	$(97,983)

1 Segment expenses consist primarily of raw materials, equipment depreciation, employee compensation including benefits, commissions and stock-based compensation, facilities costs and overhead allocations associated with the manufacturing process for molds and custom parts, marketing programs such as electronic, print and pay-per-click advertising and trade shows and other related costs for our United States and Europe reportable segments. Segment expenses for our Corporate Unallocated and Japan reportable segment consist primarily of personnel and outside service costs related to the development of new processes and product lines, enhancements of existing product lines, software developed for internal use, maintenance of internally developed software, quality assurance and testing and employee compensation including benefits, stock-based compensation, professional service fees related to accounting, tax and legal and other related overhead costs.

Total long-lived assets, expenditures for additions to long-lived assets and depreciation and amortization expense are as follows:

(in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Long-lived assets:
United States	$181,291	$201,388	$203,816
Europe	45,972	52,267	53,835
Japan	—	—	134
Total long-lived assets	$227,263	$253,655	$257,785

	Year Ended December 31,
(in thousands)	2024	2023	2022
Expenditures for additions to long-lived assets:
United States	$6,372	$24,553	$17,538
Europe	2,797	3,563	4,137
Japan	—	—	11
Total expenditures for additions to long-lived assets	$9,169	$28,116	$21,686

	Year Ended December 31,
(in thousands)	2024	2023	2022
Depreciation and Amortization:
United States	$28,930	$30,667	$31,666
Europe	6,878	6,861	6,770
Japan	—	—	989
Total depreciation and amortization	$35,808	$37,528	$39,425

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

Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 framework). Based on the assessment, management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting is effective. The Company’s registered public accounting firm’s attestation report on the Company’s internal control over financial reporting is provided in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item with respect to Item 401 relating to executive officers is contained in Part I, Item 1 of this Annual Report on Form 10-K under the heading “Information about our Executive Officers” and with respect to other information relating to our directors will be set forth in our 2025 Proxy Statement under the caption “Proposal 1 — Election of Directors,” which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.
We have adopted a Code of Ethics and Business Conduct that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. A copy of our current Code of Ethics and Business Conduct is available on our website at www.protolabs.com under the Investors Relations section. We plan to post to our website at the address described above any future amendments or waivers of our Code of Ethics and Business Conduct.
The additional information required by this item is incorporated herein by reference to the section titled “Corporate Governance” of our 2025 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the sections titled “Compensation Discussion and Analysis,” "Executive Compensation Tables," "Director Compensation" “Compensation and Talent Committee Interlocks and Insider Participation,” and “Compensation and Talent Committee Report” of our 2025 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item is incorporated herein by reference to the sections titled “Security Ownership of Certain Beneficial Owners and Management” and "Equity Compensation Plan Information" of our 2025 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the sections titled “Corporate Governance — Certain Relationships and Related Party Transactions” and “Corporate Governance — Director Independence” of our 2025 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the section titled “Fees Paid to Independent Registered Public Accounting Firm” of our 2025 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

10.21#	Amended and Restated Proto Labs, Inc. 2022 Long-Term Incentive Plan (as amended on May 23, 2024) (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on August 2, 2024)
10.22#	Form of Incentive Stock Option Agreement under the 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on August 30, 2022).
10.23#	Form of Non-Statutory Stock Option Agreement (Directors) under the 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on August 30, 2022).
10.24#	Form of Non-Statutory Stock Option Agreement (U.S. Employees) under the 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on August 30, 2022).
10.25#	Form of Non-Statutory Stock Option Agreement (U.K. Employees) under the 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed on August 30, 2022).
10.26#	Form of Restricted Stock Unit Award Agreement under the 2022 Long-Term Incentive Plan (U.S. Employees) (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K, filed on August 30, 2022).
10.27#	Form of Restricted Stock Unit Award Agreement under the 2022 Long-Term Incentive Plan (U.K. Employees) (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K, filed on August 30, 2022).
10.28#	Form of Restricted Stock Unit Award Agreement under the 2022 Long-Term Incentive Plan (Directors) (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K, filed on August 30, 2022).
10.29#	Form of Performance Stock Unit Award Agreement under the 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K, filed on August 30, 2022).
10.30#	Form of Deferred Stock Unit Award Agreement under the 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K, filed on August 30, 2022).

10.31#
Form of Restricted Stock Unit Agreement Grant Notice under the Amended and Restated 2022 Long-Term Incentive Plan (Non-employee Director) (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q, filed on August 2, 2024).

10.32#
Form of Deferred Stock Unit Agreement Grant Notice under the Amended and Restated 2022 Long-Term Incentive Plan (Non-Employee Director) (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q, filed on August 2, 2024).

10.33#
Settlement Agreement, fully executed on October 1, 2024 between Proto Labs, Inc., Proto Labs Germany GmbH and Bjoern Klaas (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, filed on October 7, 2024).

19.1	Proto Labs, Inc. Insider Trading Policy
19.2	Proto Labs, Inc. Supplement to Insider Trading Policy
21.1	Subsidiaries of Proto Labs, Inc.
23.1	Consent of Ernst & Young LLP
24.1	Powers of Attorney
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
97	Proto Labs, Inc. Required Compensation Recovery Policy (incorporated by reference to Exhibit 97 to the Company's Form 10-K, filed on February 16, 2024)
101.INS**	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101
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

Proto Labs, Inc.

Date: February 21, 2025	/s/ Robert Bodor
Robert Bodor
President and Chief Executive Officer (Principal Executive Officer)

Date: February 21, 2025	/s/ Daniel Schumacher
Daniel Schumacher
Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: February 21, 2025	/s/ Robert Bodor
Robert Bodor
President and Chief Executive Officer and Director (Principal Executive Officer)

Date: February 21, 2025	/s/ Daniel Schumacher
Daniel Schumacher
Chief Financial Officer (Principal Financial and Accounting Officer)

Chairman of the Board of Directors: Rainer Gawlick*

Directors: Archie C. Black* Sujeet Chand* Moonhie Chin* Stacy Greiner* Donald G. Krantz* Sven A. Wehrwein*
*Robert Bodor, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the registrant pursuant to powers of attorney duly executed by such persons and filed as an exhibit hereto.

Date: February 21, 2025	/s/ Robert Bodor
Robert Bodor
Attorney-in-Fact