Form 10-Q
period 2025-03-31
Proto Labs Inc
filed 2025-05-02
CIK 1443669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,770,640 shares of Common Stock, par value $0.001 per share, were outstanding at April 25, 2025.

Proto Labs, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Proto Labs, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$82,692	$89,071
Short-term marketable securities	14,154	14,019
Accounts receivable, net of allowance for doubtful accounts of $2,103 and $1,975 as of March 31, 2025, and December 31, 2024, respectively	73,904	66,504
Inventory	13,202	12,305
Income taxes receivable	864	2,906
Prepaid expenses and other current assets	9,594	10,049
Total current assets	194,410	194,854
Property and equipment, net	221,207	227,263
Goodwill	273,991	273,991
Other intangible assets, net	20,775	21,422
Long-term marketable securities	19,425	17,773
Operating lease assets	2,461	2,993
Finance lease assets	625	692
Other long-term assets	4,556	4,524
Total assets	$737,450	$743,512

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$16,288	$15,504
Accrued compensation	18,554	16,550
Accrued liabilities and other	24,172	19,621
Current operating lease liabilities	1,132	1,287
Current finance lease liabilities	312	309
Income taxes payable	1,634	—
Total current liabilities	62,092	53,271
Long-term operating lease liabilities	1,491	1,633
Long-term finance lease liabilities	207	287
Long-term deferred tax liabilities	12,062	13,565
Other long-term liabilities	4,797	4,605
Total liabilities	80,649	73,361

Shareholders' equity
Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding 0 shares as of each of March 31, 2025, and December 31, 2024	—	—
Common stock, $0.001 par value, authorized 150,000,000 shares; issued and outstanding 23,770,640 and 24,226,088 shares as of March 31, 2025, and December 31, 2024, respectively	23	24
Additional paid-in capital	447,115	453,705
Retained earnings	236,554	244,406
Accumulated other comprehensive loss	(26,891)	(27,984)
Total shareholders' equity	656,801	670,151
Total liabilities and shareholders' equity	$737,450	$743,512

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Comprehensive Income
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024

Statements of Operations:
Revenue	$126,205	$127,890
Cost of revenue	70,507	70,423
Gross profit	55,698	57,467
Operating expenses
Marketing and sales	23,749	23,160
Research and development	10,609	11,167
General and administrative	16,848	16,313
Benefits related to exit and disposal activities	(39)	—
Total operating expenses	51,167	50,640
Income from operations	4,531	6,827
Other income, net	1,454	899
Income before income taxes	5,985	7,726
Provision for income taxes	2,386	2,458
Net income	$3,599	$5,268

Net income per share:
Basic	$0.15	$0.21
Diluted	$0.15	$0.20

Shares used to compute net income per share:
Basic	24,135,320	25,624,949
Diluted	24,435,844	25,784,987

Comprehensive Income (net of tax)
Comprehensive income	$4,692	$4,436

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Shareholders' Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount

Balance at December 31, 2024	24,226,088	$24	$453,705	$244,406	$(27,984)	$670,151
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	58,291	—	(961)	—	—	(961)
Stock-based compensation expense	—	—	3,992	—	—	3,992
Repurchases of common stock and other	(513,739)	(1)	(9,621)	(11,451)	—	(21,073)
Net income	—	—	—	3,599	—	3,599
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	1,003	1,003
Net unrealized gains on investments in securities	—	—	—	—	90	90
Comprehensive income						4,692
Balance at March 31, 2025	23,770,640	$23	$447,115	$236,554	$(26,891)	$656,801

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount

Balance at December 31, 2023	25,721,957	$26	$466,884	$256,398	$(28,013)	$695,295
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	29,974	—	(533)	—	—	(533)
Stock-based compensation expense	—	—	4,276	—	—	4,276
Repurchases of common stock	(435,861)	—	(7,912)	(8,252)	—	(16,164)
Net income	—	—	—	5,268	—	5,268
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	(925)	(925)
Net unrealized gains on investments in securities	—	—	—	—	93	93
Comprehensive income						4,436
Balance at March 31, 2024	25,316,070	$26	$462,715	$253,414	$(28,845)	$687,310
The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024

Operating activities
Net income	$3,599	$5,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,694	9,103
Stock-based compensation expense	3,992	4,276
Deferred taxes	(1,552)	(2,247)
Interest on finance lease obligations	6	10
Impairments related to exit and closure of facilities	219	—
Gain on disposal of property and equipment	—	(22)
Other	43	63
Changes in operating assets and liabilities:
Accounts receivable	(7,405)	(5,654)
Inventories	(698)	802
Prepaid expenses and other	517	(359)
Income taxes	3,702	5,457
Accounts payable	758	(138)
Accrued liabilities and other	6,504	4,779
Net cash provided by operating activities	18,379	21,338

Investing activities
Purchases of property, equipment and other capital assets	(1,262)	(2,587)
Proceeds from sales of property, equipment and other capital assets	—	22
Purchases of marketable securities	(6,552)	—
Proceeds from call redemptions and maturities of marketable securities	4,905	6,984
Net cash (used in) provided by investing activities	(2,909)	4,419

Financing activities
Proceeds from issuance of common stock from equity plans	287	—
Purchases of shares withheld for tax obligations	(1,248)	(533)
Repurchases of common stock	(20,890)	(16,013)
Principal repayments of finance lease obligations	(76)	(73)
Net cash used in financing activities	(21,927)	(16,619)
Effect of exchange rate changes on cash and cash equivalents	78	(124)
Net (decrease) increase in cash and cash equivalents	(6,379)	9,014
Cash and cash equivalents, beginning of period	89,071	83,790
Cash and cash equivalents, end of period	$82,692	$92,804

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
The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. For further information, refer to the audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (SEC) on February 21, 2025.
The accompanying Consolidated Balance Sheet as of December 31, 2024 was derived from the audited Consolidated Financial Statements but does not include all disclosures required by U.S. GAAP for a full set of financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Consolidated Financial Statements and Notes included in the Company's Annual Report on Form 10-K filed on February 21, 2025 as referenced above.
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve disclosures about a public business entity's expenses, primarily through additional disaggregation of income statement expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating ASU 2024-03 to determine the impact on the Company's disclosures.
Note 3 – Net Income per Common Share
Basic net income per share is computed based on the weighted-average number of common shares outstanding. Diluted net income per share is computed based on the weighted-average number of common shares outstanding, increased by the number of additional shares that would have been outstanding had potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares. Potentially dilutive shares of common stock include stock options and other stock-based awards granted under stock-based compensation plans and shares committed to be purchased under the employee stock purchase plan. Performance stock units are excluded from the calculation of dilutive potential common shares until the performance conditions have been satisfied. Anti-dilutive options were excluded from the calculation of diluted weighted average shares outstanding and were 436,669 and 421,937 for the three months ended March 31, 2025 and 2024, respectively.

The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2025	2024
Net income	$3,599	$5,268

Basic - weighted-average shares outstanding:	24,135,320	25,624,949
Effect of dilutive securities:
Employee stock options and other	300,524	160,038
Diluted - weighted-average shares outstanding:	24,435,844	25,784,987
Net income per share:
Basic	$0.15	$0.21
Diluted	$0.15	$0.20

Note 4 – Goodwill and Other Intangible Assets
There were no changes in the carrying amount of goodwill during the three months ended March 31, 2025.
Intangible assets other than goodwill at March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025			December 31, 2024			Useful Life (in years)	Weighted Average Useful Life Remaining (in years)
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Non-compete agreement	$829	$(739)	$90	$819	$(703)	$116	2.0 - 5.0	0.6
Software technology	13,229	(9,465)	3,764	13,229	(9,123)	4,106	10.0	2.8
Software platform	26,119	(9,198)	16,921	25,657	(8,457)	17,200	12.0	7.8
Total intangible assets	$40,177	$(19,402)	$20,775	$39,705	$(18,283)	$21,422

Intangible assets allocated to the Protolabs Network entities consisted of intangible assets of €11.6 million in Europe and $16.6 million in the United States as of the date of the acquisition. The Euro denominated intangible assets are translated at the end of each period using the current exchange rates resulting in a foreign currency translation adjustment that is recorded as a component of Other Comprehensive Income. Foreign currency unrealized losses related to intangible assets were $1.6 million and $2.2 million as of March 31, 2025 and December 31, 2024, respectively. Amortization expense for intangible assets was $0.9 million and $1.0 million for each of the three months ended March 31, 2025 and 2024, respectively.

Estimated aggregated amortization expense based on the current carrying value of the amortizable intangible assets and current exchange rates is as follows:

(in thousands)	Estimated Amortization Expense
Remaining 2025	$2,728
2026	3,537
2027	3,528
2028	2,161
2029	2,161
Thereafter	6,660
Total estimated amortization expense	$20,775

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
The following table summarizes financial assets as of March 31, 2025 and December 31, 2024 measured at fair value on a recurring basis:

	March 31, 2025			December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial Assets:
Cash	$81,162	$—	$—	$86,366	$—	$—
Money market mutual fund	1,530	$—	—	2,705	—	—
Marketable securities	18,211	15,368	—	17,261	14,531	—
Total	$100,903	$15,368	$—	$106,332	$14,531	$—

Note 6 – Marketable Securities
The Company invests in short-term and long-term agency, municipal, corporate and other debt securities. The securities are categorized as available-for-sale and are recorded at fair value. The following table summarizes information regarding the Company’s short-term and long-term marketable securities as of March 31, 2025 and December 31, 2024:

	March 31, 2025
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities	$5,325	$—	$(4)	$5,321
Corporate debt securities	15,882	—	(38)	15,844
U.S. municipal securities	11,425	13	(26)	11,412
U.S. treasury bonds	1,000	2	—	1,002
Total marketable securities	$33,632	$15	$(68)	$33,579

	December 31, 2024
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities	$8,323	$—	$(22)	$8,301
Corporate debt securities	15,852	—	(82)	15,770
U.S. municipal securities	6,762	—	(38)	6,724
U.S. treasury bonds	1,000	—	(3)	997
Total marketable securities	$31,937	$—	$(145)	$31,792

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
The March 31, 2025 balance of available-for-sale debt securities by contractual maturity is shown in the following table at fair value. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in thousands)	March 31, 2025
Due in one year or less	$14,154
Due after one year through five years	19,425
Total marketable securities	$33,579

Note 7 – Inventory
Inventory consists primarily of raw materials, which are recorded at the lower of cost and net realizable value using the standard cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.

The Company’s inventory consisted of the following as of the dates indicated:

(in thousands)	March 31, 2025	December 31, 2024
Total inventory	$13,889	$12,989
Allowance for obsolescence	(687)	(684)
Inventory, net of allowance	$13,202	$12,305

Note 8 – Stock-Based Compensation
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
Stock-Based Compensation Expense
Stock-based compensation expense was $4.0 million and $4.3 million for the three months ended March 31, 2025 and 2024, respectively.

Stock Options
The following table summarizes stock option activity during the three months ended March 31, 2025:

	Stock Options	Weighted- Average Exercise Price
Options outstanding at December 31, 2024	445,136	$51.34
Granted	77,606	39.61
Exercised	(8,502)	33.79
Forfeited	(1,404)	32.63
Expired	(13,136)	92.09
Options outstanding at March 31, 2025	499,700	$48.80

Exercisable at March 31, 2025	220,489	$63.63

The outstanding options generally have a term of ten years. For employees, options granted become exercisable ratably over the vesting period, which is generally a period of four years, beginning on the first anniversary of the grant date, subject to the employee’s continuing service to the Company.
The weighted-average grant date fair value of options that were granted during the three months ended March 31, 2025 was $22.07.
The following table provides the assumptions used in the Black-Scholes pricing model valuation of options during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Risk-free interest rate	4.13%	4.28%
Expected life (years)	6.25	6.25
Expected volatility	52.99%	50.62%
Expected dividend yield	0%	0%

As of March 31, 2025, there was $4.8 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.9 years.
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

The following table summarizes restricted stock activity during the three months ended March 31, 2025:

	Restricted Stock	Weighted- Average Grant Date Fair Value Per Share
Restricted stock at December 31, 2024	763,261	$38.25
Granted	63,120	39.61
Restrictions lapsed	(44,523)	44.82
Forfeited	(11,502)	35.31
Restricted stock at March 31, 2025	770,356	$38.02

As of March 31, 2025, there was $18.1 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 2.7 years.
Performance Stock
Performance stock units (PSUs) are expressed in terms of a target number of PSUs, with anywhere between 0 percent and 200 percent of that target number capable of being earned and vesting at the end of a three-year performance period depending on the Company’s performance in the final year of the performance period and the award recipient’s continued employment. The Company’s PSUs are based on market conditions and the related compensation cost is based on the fair value at grant date calculated using a Monte Carlo pricing model.
The following table summarizes performance stock activity during the three months ended March 31, 2025:

	Performance Stock	Weighted- Average Grant Date Fair Value Per Share
Performance stock at December 31, 2024	180,173	$60.75
Granted	66,592	62.36
Restrictions lapsed	(32,977)	96.41
Performance change	—	—
Forfeited	—	—
Performance stock at March 31, 2025	213,788	$55.75

The following table provides the assumptions used in the Monte Carlo pricing model valuation of PSUs during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Risk-free interest rate	4.08%	4.37%
Expected life (years)	2.85	2.88
Expected volatility	52.40%	51.40%
Expected dividend yield	0%	0%

As of March 31, 2025, there was $7.5 million of unrecognized compensation expense related to non-vested performance stock, which is expected to be recognized over a weighted-average period of 2.3 years.
Employee Stock Purchase Plan
The following table presents the assumptions used to estimate the fair value of the ESPP during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Risk-free interest rate	4.29%	5.16%
Expected life (months)	6.00	6.00
Expected volatility	65.60%	47.92%
Expected dividend yield	0%	0%

Note 9 – Accumulated Other Comprehensive Income (Loss)
Other comprehensive income (loss) is comprised of foreign currency translation adjustments and net unrealized gains (losses) on investments in securities.
The following table presents the changes in accumulated other comprehensive income (loss) balances during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024

Balance at beginning of period	$(27,984)	$(28,013)
Foreign currency translation adjustments
Other comprehensive income (loss) before reclassifications	1,003	(925)
Amounts reclassified from accumulated other comprehensive loss	—	—
Net current-period other comprehensive income (loss)	1,003	(925)
Net unrealized gains on investments in securities
Other comprehensive income before reclassifications	90	93
Amounts reclassified from accumulated other comprehensive loss	—	—
Net current-period other comprehensive income	90	93
Balance at end of period	$(26,891)	$(28,845)

Note 10 – Income Taxes
The Company is subject to income tax in multiple jurisdictions and the use of estimates is required to determine the provision for income taxes. For the three months ended March 31, 2025 and 2024, the Company recorded an income tax provision of $2.4 million and $2.5 million, respectively. The income tax provision is based on the estimated annual effective tax rate for the year applied to pre-tax income. The effective income tax rate for the three months ended March 31, 2025 was 39.9 percent compared to 31.8 percent in the same period of the prior year. The effective tax rate increased by 8.1 percent for the three months ended March 31, 2025 when compared to the same period in 2024, primarily due to a one-time release of tax reserves arising from a successful audit closure in 2024 that did not repeat in 2025.

The effective income tax rate for the three months ended March 31, 2025 differs from the U.S. federal statutory rate of 21.0 percent due to various factors, including operating in multiple state and foreign jurisdictions partially offset by tax credits for which the Company qualifies.
The Company had unrecognized tax benefits totaling $3.5 million as of March 31, 2025 and $3.4 million as of December 31, 2024, respectively, that if recognized would result in a reduction of the Company’s effective tax rate. The liabilities are classified as other long-term liabilities in the accompanying consolidated balance sheets. The Company recognizes interest and penalties related to income tax matters in income tax expense and reports the liability in current or long-term income taxes payable as appropriate.
Note 11 – Segment Reporting
The Company’s reportable segments are based on the internal reporting used by the Company’s Chief Executive Officer, who is the chief operating decision maker (CODM), to assess operating performance and make decisions about the allocation of resources. The Company’s reportable segments are based upon geographic region, consisting of the United States and Europe. The Corporate Unallocated category includes non-reportable segments, as well as research and development and general and administrative costs that the Company does not allocate directly to its operating segments.
Intercompany transactions primarily relate to intercontinental activity and have been eliminated and are excluded from the reported amounts. The difference between income from operations and pre-tax income relates to foreign currency-related gains and losses and interest income on cash balances and investments, which are not allocated to business segments.
The following table summarizes selected financial information by reportable segments:

Quarter Ended March 31 2025,
(in thousands)
	United States	Europe	Corporate Unallocated	Total
Revenue	$100,267	$25,938	$—	$126,205
Segment expenses[1]	74,770	29,800	17,143	121,713
Exit, Disposal and Goodwill impairment benefit	—	(39)	—	(39)
Income (Loss) from Operations	$25,497	$(3,823)	$(17,143)	$4,531

Quarter Ended March 31 2024,
(in thousands)
	United States	Europe	Corporate Unallocated	Total
Revenue	$101,481	$26,409	$—	$127,890
Segment expenses[1]	75,149	28,853	17,061	121,063
Exit, Disposal and Goodwill impairment costs	—	—	—	—
Income (Loss) from Operations	$26,332	$(2,444)	$(17,061)	$6,827

1 Segment expenses consist primarily of raw materials, equipment depreciation, employee compensation including benefits, commissions and stock-based compensation, facilities costs and overhead allocations associated with the manufacturing process for molds and custom parts, marketing programs such as electronic, print and pay-per-click advertising and trade shows and other related costs for our United States and Europe reportable segments. Segment expenses for our Corporate Unallocated reportable segment consist primarily of personnel and outside service costs related to the development of new processes and product lines, enhancements of existing product lines, software developed for internal use, maintenance of internally developed software, quality assurance and testing and employee compensation including benefits, stock-based compensation, professional service fees related to accounting, tax and legal, and other related overhead costs.
Total long-lived assets, expenditures for additions to long-lived assets, and depreciation and amortization expense were as follows:

(in thousands)	March 31, 2025	December 31, 2024
Total long-lived assets:
United States	$176,428	$181,291
Europe	44,779	45,972
Total Long-lived Assets	$221,207	$227,263

	Three Months Ended March 31,
(in thousands)	2025	2024
Expenditures for additions to long-lived assets:
United States	$1,168	$834
Europe	94	1,753
Total expenditures for additions to long-lived assets	$1,262	$2,587

	Three Months Ended March 31,
(in thousands)	2025	2024
Depreciation and Amortization:
United States	$7,009	$7,325
Europe	1,606	1,744
Corporate Unallocated	79	34
Total depreciation and amortization	$8,694	$9,103

Revenue by product line the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Revenue:
Injection Molding	$48,723	$52,663
CNC Machining	52,843	49,932
3D Printing	20,194	21,582
Sheet Metal	4,211	3,553
Other Revenue	234	160
Total Revenue	$126,205	$127,890

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Overview
We are one of the world’s largest, fastest and most comprehensive digital manufacturers of custom parts. Our vision is accelerating innovation by revolutionizing manufacturing. Our mission is to shape the future by bringing customer ideas to life across every stage of their product cycle. We accomplish this by offering a variety of manufacturing capabilities fulfilled through a combination of owned manufacturing factories and a worldwide network of premium manufacturing partners. Our automated quoting and manufacturing systems are highly integrated with our manufacturing and fulfillment systems, which allow us to offer a vast array of manufacturing technologies in a variety of materials across a continuum of lead times and prices. Our technology-enabled digital engineering and manufacturing applications enable us to produce commercial-grade plastic, metal, and liquid silicone rubber parts in as fast as one day.
Our customers conduct the majority of their business with us via our Internet-based eCommerce platform. We target our products to the millions of product developers and engineers who use three-dimensional computer-aided design (3D CAD) software to design products across a diverse range of end-markets, to the procurement and supply chain professionals seeking to easily and efficiently source custom parts on-demand, and to a wide variety of customers seeking to purchase custom parts. We believe our use of advanced technologies enable us to offer significant advantages at competitive prices to many customers and is the primary reason we have become a leading supplier of custom parts.
We have established our operations in the United States and Europe. On October 21, 2024, the Company's board of directors approved a plan related to the Company's manufacturing facilities in Germany. The plan includes the closure of the Company's prototype injection molding manufacturing facility in Eschenlohe, Germany, and the discontinuation of Direct Metal Laser Sintering 3D printing services through its 3D printing facility in Putzbrunn, Germany. The Company expects to substantially complete the plan during fiscal year 2025. The Company intends to continue offering all of its manufacturing services to customers across Europe, including injection molding and metal 3D printing. These services will be fulfilled through internal manufacturing facilities and a network of manufacturing partners.
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

Key Financial Measures and Trends
Revenue
Our operations are comprised of two geographic operating segments in the United States and Europe. On October 21, 2024, the Company's board of directors approved a plan related to the Company's manufacturing facilities in Germany. The plan includes the closure of the Company's prototype injection molding manufacturing facility in Eschenlohe, Germany, and the discontinuation of Direct Metal Laser Sintering 3D printing services through its 3D printing facility in Putzbrunn, Germany. The Company expects to substantially complete the plan during fiscal year 2025. The Company intends to continue offering all of its manufacturing services to customers across Europe, including injection molding and metal 3D printing. These services will be fulfilled through internal manufacturing facilities and a network of manufacturing partners.
Revenue is derived from the sale or parts fulfilled through our owned manufacturing factories and worldwide network of premium manufacturing partners. Our product lines consist of Injection Molding, CNC Machining, 3D Printing and Sheet Metal. Injection Molding revenue consists of sales of custom injection molds and injection-molded parts. CNC Machining revenue consists of sales of CNC-machined custom parts. 3D Printing revenue consists of sales of 3D-printed parts. Sheet Metal revenue consists of sales of fabricated sheet metal custom parts. Our revenue is generated from a diverse customer base and our historical and current efforts to increase revenue have been directed at gaining new customers and selling to our existing customer base by increasing marketing and selling activities, including:
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
The following table summarizes our unique customer contacts and revenue per customer contact:

	Three Months Ended March 31,
	2025	2024
Revenue (in thousands)	$126,205	$127,890
Customer contacts	21,627	22,466
Revenue per customer contact[1]	$5,836	$5,693

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
Cost of Revenue, Gross Profit and Gross Margin
Cost of revenue consists primarily of raw materials, equipment depreciation, employee compensation including benefits and stock-based compensation, facilities costs, overhead allocations associated with the manufacturing process for molds and custom parts, and costs to procure parts through our network of premium manufacturing partners. We expect our personnel-related costs to increase in order to retain and attract top talent and remain competitive in the market. Overall, we expect cost of revenue to increase in absolute dollars.

We define gross profit as our revenue less our cost of revenue, and we define gross margin as gross profit expressed as a percentage of revenue. Our gross profit and gross margin are affected by many factors, including our mix of revenue produced in our internal manufacturing operations and outsourced to our external manufacturing partners, pricing, sales volume, manufacturing costs, the costs associated with increasing production capacity, the mix between domestic and foreign revenue sources, the mix of revenue by product line, and foreign currency exchange rates.
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
Benefits or costs related to disposal and exit activities. Costs related to disposal and exit activities is driven by our decision to close certain manufacturing facilities in Germany. The expenses consist primarily of operating expenses, including employee severance, write-down of fixed assets and facility-related charges. Benefits may result from adjustments to initial estimates regarding the nature and timing of disposal and exit activities.
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
Provision for Income Taxes
Provision for income taxes is comprised of federal, state, local and foreign taxes based on pre-tax income. Overall, our effective tax rate for 2025 and beyond may differ from historical effective tax rates due to increases in losses in foreign operations that are not eligible for tax benefits on account of valuation allowances, as well as any future tax law changes that may impact our effective tax rate.

Results of Operations
The following table summarizes our results of operations and the related changes for the periods indicated. The results below are not necessarily indicative of the results for future periods.

	Three Months Ended March 31,				Change
(dollars in thousands)	2025		2024		$	%
Revenue	$126,205	100.0	$127,890	100.0	$(1,685)	(1.3)
Cost of revenue	70,507	55.9	70,423	55.1	84	0.1
Gross profit	55,698	44.1	57,467	44.9	(1,769)	(3.1)
Operating expenses
Marketing and sales	23,749	18.8	23,160	18.1	589	2.5
Research and development	10,609	8.4	11,167	8.7	(558)	(5.0)
General and administrative	16,848	13.4	16,313	12.8	535	3.3
Benefits related to exit and disposal activities	(39)	—	—	—	(39)	(100.0)
Total operating expenses	51,167	40.5	50,640	39.6	527	1.0
Income from operations	4,531	3.6	6,827	5.3	(2,296)	(33.6)
Other income, net	1,454	1.2	899	0.7	555	61.7
Income before income taxes	5,985	4.7	7,726	6.0	(1,741)	(22.5)
Provision for income taxes	2,386	1.9	2,458	1.9	(72)	(2.9)
Net income	$3,599	2.9%	$5,268	4.1%	$(1,669)	(31.7)%

Stock-based compensation expense included in the statements of operations data above for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Stock options, restricted stock and performance stock	$3,661	$3,955
Employee stock purchase plan	331	321
Total stock-based compensation expense	$3,992	$4,276

Cost of revenue	$460	$459
Operating expenses:
Marketing and sales	778	832
Research and development	625	693
General and administrative	2,129	2,292
Total stock-based compensation expense	$3,992	$4,276

Comparison of Three Months Ended March 31, 2025 and 2024
Revenue
Revenue by reportable segment and the related changes for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025		2024		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue:
United States	$100,267	79.4%	$101,481	79.4%	$(1,214)	(1.2)%
Europe	25,938	20.6%	26,409	20.6%	(471)	(1.8)
Total revenue	$126,205	100.0%	$127,890	100.0%	$(1,685)	(1.3%)

Our revenue decreased $1.7 million, or 1.3%, for the three months ended March 31, 2025 compared to the same period in 2024. The decline in revenue was primarily driven by the leap year in 2024, resulting in a decrease in the number of operating days in the three months ended March 31, 2025 compared to the same period in 2024. By reportable segment, revenue in the United States decreased $1.2 million, or 1.2%, for the three months ended March 31, 2025 compared to the same period in 2024. Revenue in Europe decreased $0.5 million, or 1.8%, for the three months ended March 31, 2025 compared to the same period in 2024. International revenue was negatively impacted by $0.5 million during the three months ended March 31, 2025 compared to the same period in 2024 as a result of foreign currency movements, primarily due to the weakening of the British Pound and Euro relative to the United States Dollar.
During the three months ended March 31, 2025, we served 21,627 unique customer contacts, which is a decrease of 3.7% from the same period in 2024. Our customer contacts served decreased at a rate higher than our decrease in revenue. This was primarily due to our mix of customers served in the quarter as compared to the same period in 2024 and our strategic focus to earn larger orders from our customers as we strive to be their supplier of choice by serving their custom parts needs through the comprehensive offer of our factory and the Protolabs Network. Our revenue per customer contact grew 2.5% for the three months ended March 31, 2025 compared to the same period in 2024.
Revenue by product line and the related changes for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025		2024		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue:
Injection Molding	$48,723	38.6%	$52,663	41.2%	$(3,940)	(7.5)%
CNC Machining	52,843	41.9%	49,932	39.0%	2,911	5.8
3D Printing	20,194	16.0%	21,582	16.9%	(1,388)	(6.4)
Sheet Metal	4,211	3.3%	3,553	2.8%	658	18.5
Other Revenue	234	0.2%	160	0.1%	74	46.3
Total Revenue	$126,205	100.0%	$127,890	100.0%	$(1,685)	(1.3)%

By product line, our revenue decrease was driven by a 7.5% decrease in Injection Molding revenue and a 6.4% decrease in 3D Printing revenue, partially offset by a 5.8% increase in CNC Machining revenue, an 18.5% increase in Sheet Metal revenue and a 46.3% increase in Other Revenue, in each case for the three months ended March 31, 2025 compared to the same period in 2024.
Cost of Revenue, Gross Profit and Gross Margin
Cost of Revenue. Cost of revenue increased $0.1 million, or 0.1%, for the three months ended March 31, 2025 compared to the same period in 2024, while revenue decreased 1.3% for the three months ended March 31, 2025 compared to the same period in 2024. The increase in the cost of revenue of $0.1 million was primarily driven by increases of $0.4 million in personnel and related costs during the three months ended March 31, 2025 compared to the same period in 2024, partially offset by decreases in equipment and facility-related costs of $0.3 million.
Gross Profit and Gross Margin. Gross profit decreased $1.8 million, or 3.1% for the three months ended March 31, 2025 compared to the same period in 2024. Gross margin decreased from 44.9% in the three months ended March 31, 2024 to 44.1% in the three months ended March 31, 2025.
Operating Expenses, Other Income, net and Provision for Income Taxes
Marketing and Sales. Our marketing and sales expenses increased $0.6 million during the three months ended March 31, 2025 compared to the same period in 2024 primarily due to increases in personnel and related costs of $0.4 million primarily due to merit increases and incentive compensation related to commissions and $0.2 million in marketing program costs.
Research and Development. Our research and development expenses decreased $0.6 million, or 5.0%, during the three months ended March 31, 2025 compared to the same period in 2024 primarily due to decreases in personnel and related costs of $0.4 million primarily due largely to lower contract labor spend and $0.4 million in professional services, partially offset by increases of $0.2 million in operating costs.
General and Administrative. Our general and administrative expenses increased $0.5 million, or 3.3%, during the three months ended March 31, 2025 compared to the same period in 2024 primarily due to by increases of $1.0 million in administrative costs, partially offset by decreases in personnel and related costs of $0.2 million primarily due to lower headcount and $0.3 million in stock based compensation.
Benefits related to exit and disposal. Our decision to exit and close certain operations in Germany resulted in less than $0.1 million in personnel and related cost benefits during the three months ended March 31, 2025. The benefit is the result of timing of employee separation payments and changes from estimated amounts accrued in 2024. We had no costs related to exit and disposal activities during the three months ended March 31, 2024.
Other income, net. We recognized other income, net of $1.5 million for the three months ended March 31, 2025, an increase of $0.6 million compared to other income, net of $0.9 million for the three months ended March 31, 2024. Other income, net for the three months ended March 31, 2025 primarily consisted of $1.4 million in interest income on investments and other income. Other income, net for the three months ended March 31, 2024 primarily consisted of $1.1 million in interest income on investments and other income, partially offset by $0.2 million of foreign currency losses.
Provision for Income Taxes. Our effective tax rate of 39.9% for the three months ended March 31, 2025 increased 8.1% compared to 31.8% for the same period in 2024. The increase in the effective tax rate was primarily due to a one-time release of tax reserves arising from a successful audit closure in 2024, that did not repeat in 2025. Our income tax provision of $2.4 million for the three months ended March 31, 2025 decreased $0.1 million as compared to our income tax provision of $2.5 million for the same period in 2024.

Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Net cash provided by operating activities	$18,379	$21,338
Net cash (used in) provided by investing activities	(2,909)	4,419
Net cash used in financing activities	(21,927)	(16,619)
Effect of exchange rate changes on cash and cash equivalents	78	(124)
Net (decrease) increase in cash and cash equivalents	$(6,379)	$9,014

Sources of Liquidity
Historically, we have primarily financed our operations and capital expenditures through cash flow from operations. We had cash and cash equivalents of $82.7 million as of March 31, 2025, a decrease of $6.4 million from December 31, 2024. The decrease in our cash was primarily due to $1.3 million for purchases of property, equipment and other capital assets, $6.6 million for purchases of marketable securities and $20.9 million in repurchases of common stock, which were partially offset by cash provided by operating activities of $18.4 million and proceeds from call redemptions and maturities of marketable securities of $4.9 million.
We believe that our existing cash and cash equivalents together with cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
Cash Flows from Operating Activities
Cash flows from operating activities were $18.4 million during the three months ended March 31, 2025 and primarily consisted of net income of $3.6 million, adjusted for certain non-cash items, including depreciation and amortization of $8.7 million, stock-based compensation expense of $4.0 million, changes in operating assets and liabilities and other items totaling $3.4 million and an impairment of a leased facility of $0.2 million, which were partially offset by deferred taxes of $1.6 million. Cash flows from operating activities were $21.3 million during the three months ended March 31, 2024 and primarily consisted of net income of $5.3 million, adjusted for certain non-cash items, including depreciation and amortization of $9.1 million, stock-based compensation expense of $4.3 million and changes in operating assets and liabilities and other items totaling $4.9 million, which were partially offset by deferred taxes of $2.2 million.
Cash flows from operating activities decreased $3.0 million during the three months ended March 31, 2025 compared to the same period in 2024, primarily due to decreases in depreciation and amortization of $0.4 million, decreases in stock-based compensation of $0.3 million, decreases in net income of $1.7 million and changes in operating assets and liabilities totaling $1.5 million, which were partially offset by increases in deferred taxes of $0.7 million, and other property and equipment adjustments of $0.2 million.
Cash Flows from Investing Activities
Cash used in investing activities was $2.9 million during the three months ended March 31, 2025, consisting of $1.3 million for net purchases of property, equipment and other capital assets and $1.6 million of purchases of marketable securities, net of proceeds from call redemptions and maturities.
Cash provided by investing activities was $4.4 million during the three months ended March 31, 2024, consisting of $7.0 million in proceeds from call redemptions and maturities of marketable securities, which were partially offset by $2.6 million for net purchases of property, equipment and other capital assets.

Cash Flows from Financing Activities
Cash used in financing activities was $21.9 million during the three months ended March 31, 2025, consisting of $20.9 million in repurchases of common stock, $1.2 million in purchases of shares withheld for tax obligations associated with equity transactions and $0.1 million for repayments of finance lease obligations, which were partially offset by $0.3 million in proceeds related the exercise of non-qualified stock options.
Cash used in financing activities was $16.6 million during the three months ended March 31, 2024, consisting of $16.0 million in repurchases of common stock, $0.5 million in purchases of shares withheld for tax obligations associated with equity transactions and $0.1 million for repayments of finance lease obligations.
Critical Accounting Estimates
We have adopted various accounting policies to prepare the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these financial statements requires us to make estimates, judgements and assumptions. Our significant accounting policies and estimates are disclosed in Note 2 to the Consolidated Financial Statements included Part II, Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2024. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2025.
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
We have not used forward contracts or currency borrowings to hedge our exposure to foreign currency risk. Foreign currency risk can be assessed by estimating the change in results of operations or financial position resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would generally not have a material impact on our financial position, but could have a material impact on our results of operations. We recognized foreign currency gains of $0.1 million and foreign currency losses of $0.2 million for the three months ended March 31, 2025 and 2024, respectively. The changes in foreign exchange rates had an adverse impact on consolidated revenue of $0.5 million for the three months ended March 31, 2025 compared to the same period in 2024.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures are effective and provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time frames specified in the SEC’s rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 includes a discussion of our risk factors. There have been no material changes from the risk factors described in our Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On February 4, 2025, our board of directors authorized a share repurchase program (the February 2025 Program). The February 2025 Program is open-ended and authorizes repurchases of shares of our common stock from time to time on the open market or in privately negotiated purchases, with a total stock repurchase authorized of up to $100 million. We have $79.1 million remaining under this authorization. The February 2025 Program does not obligate us to acquire any particular amount of shares of our common stock and remains in effect until the total authorized amount is expended or until further action by our board of directors. The actual timing, manner, number and value of shares repurchased under the February 2025 Program will be determined by our management in its discretion and will depend on several factors, including the market price of the Company's common stock, general market and economic conditions, applicable requirements, and other considerations.
During the three months ended March 31, 2025, we repurchased 513,739 shares of our common stock at a total purchase price of $20.9 million under this program. Common stock repurchase activity through March 31, 2025 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)
January 1, 2025 through January 31, 2025	—	$—	—	$—
February 1, 2025 through February 28, 2025	340,430	$41.96	340,430	$85,714
March 1, 2025 through March 31, 2025	173,309	$38.02	173,309	$79,125
	513,739	$40.63	513,739	$79,125
Item 3. Defaults Upon Senior Securities
No matters to disclose.
Item 4. Mine Safety Disclosures
No matters to disclose.
Item 5. Other Information
During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

3.3	Third Amended and Restated By-Laws of Proto Labs, Inc., as amended through November 15, 2022 (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K, filed on November 15, 2022).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act**
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*Filed herewith.
**Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Proto Labs, Inc.

Date: May 2, 2025	/s/ Robert Bodor
Robert Bodor
President and Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2025	/s/ Daniel Schumacher
Daniel Schumacher
Chief Financial Officer (Principal Financial Officer)