Form 10-Q
period 2025-06-30
Proto Labs Inc
filed 2025-07-31
CIK 1443669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,874,757 shares of Common Stock, par value $0.001 per share, were outstanding at July 29, 2025.

Proto Labs, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Proto Labs, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$90,382	$89,071
Short-term marketable securities	12,804	14,019
Accounts receivable, net of allowance for doubtful accounts of $2,272 and $1,975 as of June 30, 2025, and December 31, 2024, respectively	78,011	66,504
Inventory	13,169	12,305
Income taxes receivable	1,155	2,906
Prepaid expenses and other current assets	9,985	10,049
Total current assets	205,506	194,854
Property and equipment, net	215,777	227,263
Goodwill	273,991	273,991
Other intangible assets, net	20,500	21,422
Long-term marketable securities	20,037	17,773
Operating lease assets	2,308	2,993
Finance lease assets	558	692
Other long-term assets	4,575	4,524
Total assets	$743,252	$743,512

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$15,583	$15,504
Accrued compensation	19,435	16,550
Accrued liabilities and other	25,846	19,621
Current operating lease liabilities	984	1,287
Current finance lease liabilities	316	309
Total current liabilities	62,164	53,271
Long-term operating lease liabilities	1,402	1,633
Long-term finance lease liabilities	127	287
Long-term deferred tax liabilities	9,737	13,565
Other long-term liabilities	5,115	4,605
Total liabilities	78,545	73,361

Shareholders' equity
Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding 0 shares as of each of June 30, 2025, and December 31, 2024	—	—
Common stock, $0.001 par value, authorized 150,000,000 shares; issued and outstanding 23,874,601 and 24,226,088 shares as of June 30, 2025, and December 31, 2024, respectively	23	24
Additional paid-in capital	449,903	453,705
Retained earnings	239,344	244,406
Accumulated other comprehensive loss	(24,563)	(27,984)
Total shareholders' equity	664,707	670,151
Total liabilities and shareholders' equity	$743,252	$743,512

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Comprehensive Income
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Statements of Operations:
Revenue	$135,063	$125,631	$261,268	$253,521
Cost of revenue	75,289	69,085	145,796	139,508
Gross profit	59,774	56,546	115,472	114,013
Operating expenses
Marketing and sales	24,731	23,291	48,480	46,451
Research and development	11,173	10,661	21,782	21,828
General and administrative	18,752	16,595	35,600	32,908
Costs related to exit and disposal activities	149	—	110	—
Total operating expenses	54,805	50,547	105,972	101,187
Income from operations	4,969	5,999	9,500	12,826
Other income, net	1,705	1,361	3,159	2,260
Income before income taxes	6,674	7,360	12,659	15,086
Provision for income taxes	2,247	2,820	4,633	5,278
Net income	$4,427	$4,540	$8,026	$9,808

Net income per share:
Basic	$0.19	$0.18	$0.33	$0.39
Diluted	$0.18	$0.18	$0.33	$0.38

Shares used to compute net income per share:
Basic	23,900,390	25,313,036	24,018,119	25,473,937
Diluted	24,101,592	25,372,972	24,291,246	25,573,344

Comprehensive Income (net of tax)
Comprehensive income	$6,755	$3,953	$11,447	$8,389

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Shareholders' Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount

Balance at December 31, 2024	24,226,088	$24	$453,705	$244,406	$(27,984)	$670,151
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	58,291	—	(961)	—	—	(961)
Stock-based compensation expense	—	—	3,992	—	—	3,992
Repurchases of common stock and other	(513,739)	(1)	(9,621)	(11,451)	—	(21,073)
Net income	—	—	—	3,599	—	3,599
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	1,003	1,003
Net unrealized gains on investments in securities	—	—	—	—	90	90
Comprehensive income						4,692
Balance at March 31, 2025	23,770,640	$23	$447,115	$236,554	$(26,891)	$656,801
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	179,393	—	(58)	—	—	(58)
Stock-based compensation expense	—	—	4,259	—	—	4,259
Repurchases of common stock and other	(75,432)	—	(1,413)	(1,637)	—	(3,050)
Net income	—	—	—	4,427	—	4,427
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	2,300	2,300
Net unrealized gains on investments in securities	—	—	—	—	28	28
Comprehensive income						6,755
Balance at June 30, 2025	23,874,601	$23	$449,903	$239,344	$(24,563)	$664,707

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount

Balance at December 31, 2023	25,721,957	$26	$466,884	$256,398	$(28,013)	$695,295
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	29,974	—	(533)	—	—	(533)
Stock-based compensation expense	—	—	4,276	—	—	4,276
Repurchases of common stock	(435,861)	—	(7,912)	(8,252)	—	(16,164)
Net income	—	—	—	5,268	—	5,268
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	(925)	(925)
Net unrealized gains on investments in securities	—	—	—	—	93	93
Comprehensive income						4,436
Balance at March 31, 2024	25,316,070	$26	$462,715	$253,414	$(28,845)	$687,310
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	176,780	—	707	—	—	707
Stock-based compensation expense	—	—	4,244	—	—	4,244
Repurchases of common stock	(345,234)	—	(6,266)	(4,712)	—	(10,978)
Net income	—		—	4,540	—	4,540
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	(678)	(678)
Net unrealized gains on investments in securities	—	—	—	—	91	91
Comprehensive income						3,953
Balance at June 30, 2024	25,147,616	$26	$461,400	$253,242	$(29,432)	$685,236
The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024

Operating activities
Net income	$8,026	$9,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,264	18,075
Stock-based compensation expense	8,251	8,520
Deferred taxes	(3,985)	(4,144)
Interest on finance lease obligations	11	18
Impairments related to exit and closure of facilities	448	—
Gain on disposal of property and equipment	—	(20)
Other	(82)	64
Changes in operating assets and liabilities:
Accounts receivable	(9,487)	113
Inventories	(983)	1,263
Prepaid expenses and other	338	(829)
Income taxes	1,836	825
Accounts payable	(654)	537
Accrued liabilities and other	7,980	1,551
Net cash provided by operating activities	28,963	35,781

Investing activities
Purchases of property, equipment and other capital assets	(2,730)	(6,784)
Proceeds from sales of property, equipment and other capital assets	—	30
Purchases of marketable securities	(11,052)	—
Proceeds from call redemptions and maturities of marketable securities	10,230	10,419
Net cash (used in) provided by investing activities	(3,552)	3,665

Financing activities
Proceeds from issuance of common stock from equity plans	2,081	2,094
Purchases of shares withheld for tax obligations	(3,117)	(1,920)
Repurchases of common stock	(23,980)	(26,940)
Principal repayments of finance lease obligations	(153)	(146)
Net cash used in financing activities	(25,169)	(26,912)
Effect of exchange rate changes on cash and cash equivalents	1,069	(175)
Net increase in cash and cash equivalents	1,311	12,359
Cash and cash equivalents, beginning of period	89,071	83,790
Cash and cash equivalents, end of period	$90,382	$96,149

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
Note 3 – Net Income per Common Share
Basic net income per share is computed based on the weighted-average number of common shares outstanding. Diluted net income per share is computed based on the weighted-average number of common shares outstanding, increased by the number of additional shares that would have been outstanding had potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares. Potentially dilutive shares of common stock include stock options and other stock-based awards granted under stock-based compensation plans and shares committed to be purchased under the employee stock purchase plan. Performance stock units are excluded from the calculation of dilutive potential common shares until the performance conditions have been satisfied. Anti-dilutive options were excluded from the calculation of diluted weighted average shares outstanding and were 459,386 and 452,239 for the three months ended June 30, 2025 and 2024, respectively, and 446,174 and 371,313 for the six months ended June 30, 2025 and 2024, respectively.

The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Net income	$4,427	$4,540	$8,026	$9,808

Basic - weighted-average shares outstanding:	23,900,390	25,313,036	24,018,119	25,473,937
Effect of dilutive securities:
Employee stock options and other	201,202	59,936	273,127	99,407
Diluted - weighted-average shares outstanding:	24,101,592	25,372,972	24,291,246	25,573,344
Net income per share:
Basic	$0.19	$0.18	$0.33	$0.39
Diluted	$0.18	$0.18	$0.33	$0.38

Note 4 – Goodwill and Other Intangible Assets
There were no changes in the carrying amount of goodwill during the three and six months ended June 30, 2025.
Intangible assets other than goodwill at June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025			December 31, 2024			Useful Life (in years)	Weighted Average Useful Life Remaining (in years)
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Non-compete agreement	$851	$(786)	$65	$819	$(703)	$116	2.0 - 5.0	0.4
Software technology	13,229	(9,808)	3,421	13,229	(9,123)	4,106	10.0	2.5
Software platform	27,135	(10,121)	17,014	25,657	(8,457)	17,200	12.0	7.6
Total intangible assets	$41,215	$(20,715)	$20,500	$39,705	$(18,283)	$21,422

Intangible assets allocated to the Protolabs Network entities consisted of intangible assets of €11.6 million in Europe and $16.6 million in the United States as of the date of the acquisition. The Euro denominated intangible assets are translated at the end of each period using the current exchange rates resulting in a foreign currency translation adjustment that is recorded as a component of Other Comprehensive Income. Foreign currency unrealized losses related to intangible assets were $0.5 million and $2.2 million as of June 30, 2025 and December 31, 2024, respectively. Amortization expense for intangible assets was $0.9 million for each of the three months ended June 30, 2025 and 2024, and $1.8 million and $1.9 million for the six months ended June 30, 2025 and 2024.

Estimated aggregated amortization expense based on the current carrying value of the amortizable intangible assets and current exchange rates is as follows:

(in thousands)	Estimated Amortization Expense
Remaining 2025	$1,862
2026	3,622
2027	3,613
2028	2,244
2029	2,244
Thereafter	6,915
Total estimated amortization expense	$20,500

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
The following table summarizes financial assets as of June 30, 2025 and December 31, 2024 measured at fair value on a recurring basis:

	June 30, 2025			December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial Assets:
Cash	$82,748	$—	$—	$86,366	$—	$—
Money market mutual fund	7,634	—	—	2,705	—	—
Marketable securities	16,270	16,571	—	17,261	14,531	—
Total	$106,652	$16,571	$—	$106,332	$14,531	$—

Note 6 – Marketable Securities
The Company invests in short-term and long-term agency, municipal, corporate and other debt securities. The securities are categorized as available-for-sale and are recorded at fair value. The following table summarizes information regarding the Company’s short-term and long-term marketable securities as of June 30, 2025 and December 31, 2024:

	June 30, 2025
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities	$1,000	$3	$—	$1,003
Corporate debt securities	15,914	2	(27)	15,889
U.S. municipal securities	8,954	17	(8)	8,963
U.S. treasury bonds	7,000	1	(15)	6,986
Total marketable securities	$32,868	$23	$(50)	$32,841

	December 31, 2024
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities	$8,323	$—	$(22)	$8,301
Corporate debt securities	15,852	—	(82)	15,770
U.S. municipal securities	6,762	—	(38)	6,724
U.S. treasury bonds	1,000	—	(3)	997
Total marketable securities	$31,937	$—	$(145)	$31,792

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
The June 30, 2025 balance of available-for-sale debt securities by contractual maturity is shown in the following table at fair value. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in thousands)	June 30, 2025
Due in one year or less	$12,804
Due after one year through five years	20,037
Total marketable securities	$32,841

Note 7 – Inventory
Inventory consists primarily of raw materials, which are recorded at the lower of cost and net realizable value using the standard cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.

The Company’s inventory consisted of the following as of the dates indicated:

(in thousands)	June 30, 2025	December 31, 2024
Total inventory	$13,886	$12,989
Allowance for obsolescence	(717)	(684)
Inventory, net of allowance	$13,169	$12,305

Note 8 – Stock-Based Compensation
On July 8, 2022, the board of directors approved the Proto Labs, Inc. 2022 Long-Term Incentive Plan, which was approved by the Company's shareholders at a Special Meeting of Shareholders on August 29, 2022, and subsequently amended and restated by the Company's shareholders at the Annual Meeting of Shareholders on May 23, 2024 (as amended and restated, and subsequently further amended, the 2022 Plan) to increase the number of shares available for issuance pursuant to awards under the 2022 Plan by an additional 430,000 shares, add a minimum vesting requirement, and extend the expiration date so that the term of the 2022 Plan runs for ten years from the date of the shareholder approval. On May 20, 2025, the Company's shareholders approved an amendment to the 2022 Plan to increase the number of shares available for issuance pursuant to awards under the 2022 Plan by an additional 296,000 shares. Under the 2022 Plan, the Company has the ability to grant stock options, stock appreciation rights (SARs), restricted stock, restricted stock units, other stock-based awards and cash incentive awards. Awards under the 2022 Plan have a maximum term of ten years from the date of grant. The compensation and talent committee may provide that the vesting or payment of any award will be subject to the attainment of specified performance measures in addition to the satisfaction of any continued service requirements and the compensation and talent committee will determine whether such measures have been achieved. The per-share exercise price of stock options and SARs granted under the 2022 Plan generally may not be less than the fair market value of a share of our common stock on the date of the grant.
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
On May 23, 2025, the Company granted one-time inducement awards (the "Inducement Awards") within the meaning of the New York Stock Exchange Listed Company Manual Section 303A.08 to the Company's incoming Chief Executive Officer. The Inducement Awards were not granted under the 2022 Plan, but have the same terms and conditions as equity awards granted under the 2022 Plan, except as otherwise provided in the award agreements.
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
Stock-Based Compensation Expense
Stock-based compensation expense was $4.3 million and $4.2 million for the three months ended June 30, 2025 and 2024, respectively, and $8.3 million and $8.5 million for the six months ended June 30, 2025 and 2024, respectively.

Stock Options
The following table summarizes stock option activity during the six months ended June 30, 2025:

	Stock Options	Weighted- Average Exercise Price
Options outstanding at December 31, 2024	445,136	$51.34
Granted	139,872	39.32
Exercised	(8,762)	33.77
Forfeited	(93,350)	37.31
Expired	(16,354)	87.74
Options outstanding at June 30, 2025	466,542	$49.60

Exercisable at June 30, 2025	254,268	$60.44

The outstanding options generally have a term of ten years. For employees, options granted become exercisable ratably over the vesting period, which is generally a period of four years, beginning on the first anniversary of the grant date, subject to the employee’s continuing service to the Company.
The weighted-average grant date fair value of options that were granted during the six months ended June 30, 2025 was $21.81.
The following table provides the assumptions used in the Black-Scholes pricing model valuation of options during the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Risk-free interest rate	4.13% - 4.17%	4.28% - 4.30%
Expected life (years)	6.25	6.25
Expected volatility	52.12% - 52.99%	50.62% - 50.72%
Expected dividend yield	0%	0%

As of June 30, 2025, there was $3.9 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.1 years.
Restricted Stock Units
Restricted stock unit (RSU) awards are share-settled awards and restrictions lapse ratably over the vesting period, which is generally a period from three to four years, beginning on the first anniversary of the grant date, subject to the employee's continuing service to the Company. For the board of directors, restrictions generally lapse in full on the first anniversary of the grant date.

The following table summarizes restricted stock units activity during the six months ended June 30, 2025:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
Restricted stock units at December 31, 2024	763,261	$38.25
Granted	278,500	39.95
Restrictions lapsed	(212,421)	40.55
Forfeited	(85,562)	36.57
Restricted stock units at June 30, 2025	743,778	$38.42

As of June 30, 2025, there was $21.7 million of unrecognized compensation expense related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 2.9 years.
Performance Stock Units
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
The following table summarizes performance stock units activity during the six months ended June 30, 2025:

	Performance Stock Units	Weighted- Average Grant Date Fair Value Per Share
Performance stock units at December 31, 2024	180,173	$60.75
Granted[1]	153,503	59.71
Restrictions lapsed	(32,977)	96.41
Performance change	—	—
Forfeited	(68,887)	57
Performance stock units at June 30, 2025	231,812	$56.17

1 Includes a target number of 54,320 PSUs granted as part of the May 23, 2025, Inducement Awards, 27,160 of which have the same market condition as the PSUs granted under the 2022 Plan as described above, and 27,160 of which also include a performance condition with anywhere between 0 percent and 100 percent of the target number capable of being achieved during two six-month performance periods and then anywhere between 0 percent and 200 percent of such achieved PSUs capable of being earned and vesting during a three-year performance period depending on the Company's performance in the final year of the performance period and the award recipient's continued employment.

The following table provides the assumptions used in the Monte Carlo pricing model valuation of PSUs during the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Risk-free interest rate	3.98% - 4.08%	4.37%
Expected life (years)	2.61 - 2.85	2.88
Expected volatility	52.40% - 53.20%	51.40%
Expected dividend yield	0%	0%

As of June 30, 2025, there was $8.6 million of unrecognized compensation expense related to non-vested performance stock units, which is expected to be recognized over a weighted-average period of 2.3 years.
Employee Stock Purchase Plan
The following table presents the assumptions used to estimate the fair value of the ESPP during the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Risk-free interest rate	4.29%	5.07% - 5.16%
Expected life (months)	6.00	6.00
Expected volatility	65.60%	30.97% - 47.92%
Expected dividend yield	0%	0%

Note 9 – Accumulated Other Comprehensive Income (Loss)
Other comprehensive income (loss) is comprised of foreign currency translation adjustments and net unrealized gains (losses) on investments in securities.
The following table presents the changes in accumulated other comprehensive income (loss) balances during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024

Balance at beginning of period	$(26,891)	$(28,845)	$(27,984)	$(28,013)
Foreign currency translation adjustments
Other comprehensive income (loss) before reclassifications	2,300	(678)	3,303	(1,603)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	-
Net current-period other comprehensive income (loss)	2,300	(678)	3,303	(1,603)
Net unrealized gains on investments in securities
Other comprehensive income before reclassifications	28	91	118	184
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current-period other comprehensive income	28	91	118	184
Balance at end of period	$(24,563)	$(29,432)	$(24,563)	$(29,432)

Note 10 – Income Taxes
The Company is subject to income tax in multiple jurisdictions and the use of estimates is required to determine the provision for income taxes. For the three months ended June 30, 2025 and 2024, the Company recorded an income tax provision of $2.2 million and $2.8 million, respectively. For the six months ended June 30, 2025 and 2024, the Company recorded an income tax provision of $4.6 million and $5.3 million, respectively. The income tax provision is based on the estimated annual effective tax rate for the year applied to pre-tax income. The effective income tax rate for the three months ended June 30, 2025 was 33.7 percent compared to 38.3 percent in the same period of the prior year. The effective tax rate decreased by 4.6 percent for the three months ended June 30, 2025 when compared to the same period in 2024, primarily due to a decrease in tax expense from the vesting of restricted stock units and the exercise of stock options. The effective income tax rate for the six months ended June 30, 2025 was 36.6 percent compared to 35.0 percent in the same period of the prior year. The effective tax rate increased by 1.6 percent for the six months ended June 30, 2025 when compared to the same period in 2024, primarily due to an increase in losses in jurisdictions that are not eligible for tax benefits due to valuation allowances.
The effective income tax rate for the three and six months ended June 30, 2025 differs from the U.S. federal statutory rate of 21.0 percent due to various factors, including operating in multiple state and foreign jurisdictions partially offset by tax credits for which the Company qualifies.
The Company had unrecognized tax benefits totaling $3.7 million as of June 30, 2025 and $3.4 million as of December 31, 2024, respectively, that if recognized would result in a reduction of the Company’s effective tax rate. The liabilities are classified as other long-term liabilities in the accompanying consolidated balance sheets. The Company recognizes interest and penalties related to income tax matters in income tax expense and reports the liability in current or long-term income taxes payable as appropriate.

On July 4, 2025, the U.S. enacted H.R. 1 "A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14", commonly referred to as the One Big Beautiful Bill Act (OBBBA). Changes in tax laws may affect recorded deferred tax assets and deferred tax liabilities and our effective tax rate in the future and we continue to evaluate the impacts the new legislation will have on the Condensed Consolidated Financial Statements. As a result of the enactment of H.R. 1, we anticipate an impact to the deferred tax liability and the income tax payable related to the provisions for 100% bonus depreciation for assets placed in service after January 19, 2025 and full expensing of domestic research and experimental expenditures. We do not expect any material change to our ongoing tax rate as a result of this legislation.
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

The following table summarizes selected financial information by reportable segments:

Three Months Ended June 30, 2025
(in thousands)
	United States	Europe	Corporate Unallocated	Total
Revenue	$110,712	$24,351	$—	$135,063
Segment expenses[1]	83,025	29,170	17,750	129,945
Exit, Disposal and Goodwill impairment costs	—	149	—	149
Income (Loss) from Operations	$27,687	$(4,968)	$(17,750)	$4,969

Three Months Ended June 30, 2024
(in thousands)
	United States	Europe	Corporate Unallocated	Total
Revenue	$98,541	$27,090	$—	$125,631
Segment expenses[1]	74,300	28,822	16,510	119,632
Exit, Disposal and Goodwill impairment costs	—	—	—	—
Income (Loss) from Operations	$24,241	$(1,732)	$(16,510)	$5,999

Six Months Ended June 30, 2025
(in thousands)
	United States	Europe	Corporate Unallocated	Total
Revenue	$210,979	$50,289	$—	$261,268
Segment expenses[1]	157,795	58,970	34,893	251,658
Exit, Disposal and Goodwill impairment costs	—	110	—	110
Income (Loss) from Operations	$53,184	$(8,791)	$(34,893)	$9,500

Six Months Ended June 30, 2024
(in thousands)
	United States	Europe	Corporate Unallocated	Total
Revenue	$200,022	$53,499	$—	$253,521
Segment expenses[1]	149,449	57,675	33,571	240,695
Exit, Disposal and Goodwill impairment costs	—	—	—	—
Income (Loss) from Operations	$50,573	$(4,176)	$(33,571)	$12,826

1 Segment expenses consist primarily of raw materials, equipment depreciation, employee compensation including benefits, commissions and stock-based compensation, facilities costs and overhead allocations associated with the manufacturing process for molds and custom parts, marketing programs such as electronic, print and pay-per-click advertising and trade shows and other related costs for our United States and Europe reportable segments. Segment expenses for our Corporate Unallocated reportable segment consist primarily of personnel and outside service costs related to the development of new processes and product lines, enhancements of existing product lines, software developed for internal use, maintenance of internally developed software, quality assurance and testing, employee compensation including benefits and stock-based compensation, severance, professional service fees related to accounting, tax and legal, and other related overhead costs.
Total long-lived assets, expenditures for additions to long-lived assets, and depreciation and amortization expense were as follows:

(in thousands)	June 30, 2025	December 31, 2024
Total long-lived assets:
United States	$171,170	$181,291
Europe	44,607	45,972
Total Long-lived Assets	$215,777	$227,263

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Expenditures for additions to long-lived assets:
United States	$1,125	$3,532	$2,293	$4,366
Europe	343	665	437	2,418
Total expenditures for additions to long-lived assets	$1,468	$4,197	$2,730	$6,784

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Depreciation and Amortization:
United States	$7,003	$7,186	$14,012	$14,511
Europe	1,484	1,732	3,090	3,476
Corporate Unallocated	83	54	$162	$88
Total depreciation and amortization	$8,570	$8,972	$17,264	$18,075

Revenue by product line the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Revenue:
Injection Molding	$47,415	$49,080	$96,138	$101,743
CNC Machining	61,945	51,239	114,788	101,171
3D Printing	21,215	21,281	41,409	42,863
Sheet Metal	4,303	3,922	8,514	7,475
Other Revenue	185	109	419	269
Total Revenue	$135,063	$125,631	$261,268	$253,521

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
Forward-Looking Statements
Statements contained in this report regarding matters that are not historical or current facts are “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve known and unknown risks, uncertainties and other factors that may cause our results to be materially different than those expressed or implied in such statements. Certain of these risk factors and others are described in Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q, as well as our most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC). Other unknown or unpredictable factors also could have material adverse effects on our future results. We cannot guarantee future results, levels of activity, performance or achievements. Accordingly, you should not place undue reliance on these forward-looking statements. Finally, we expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.
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
President and Chief Executive Officer Transition
On May 21, 2025, the Company announced that the Company’s board of directors appointed Suresh Krishna to serve as the Company’s President and Chief Executive Officer, effective May 20, 2025 (the “Transition Date”), succeeding Robert

Bodor, who ceased to be the President and Chief Executive Officer and a director of the Company effective as of May 20, 2025. The board also appointed Mr. Krishna to serve as a director of the Company, filling the vacancy left on the Board by Dr. Bodor’s departure, until the earlier of the Company’s 2026 annual meeting of shareholders and until his successor is elected and qualified, or until his earlier death, resignation, or removal.
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
The following table summarizes our unique customer contacts and revenue per customer contact:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue (in thousands)	$135,063	$125,631	$261,268	$253,521
Customer contacts	21,775	22,456	33,136	34,338
Revenue per customer contact[1]	$6,203	$5,595	$7,885	$7,383

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

	Three Months Ended June 30,				Change		Six Months Ended June 30,				Change
(dollars in thousands)	2025		2024		$	%	2025		2024		$	%
Revenue	$135,063	100.0	$125,631	100.0	$9,432	7.5	$261,268	100.0	$253,521	100.0	$7,747	3.1
Cost of revenue	75,289	55.7	69,085	55.0	6,204	9.0	145,796	55.8	139,508	55.0	6,288	4.5
Gross profit	59,774	44.3	56,546	45.0	3,228	5.7	115,472	44.2	114,013	45.0	1,459	1.3
Operating expenses
Marketing and sales	24,731	18.3	23,291	18.5	1,440	6.2	48,480	18.6	46,451	18.3	2,029	4.4
Research and development	11,173	8.3	10,661	8.5	512	4.8	21,782	8.3	21,828	8.6	(46)	(0.2)
General and administrative	18,752	13.9	16,595	13.2	2,157	13.0	35,600	13.6	32,908	13.0	2,692	8.2
Costs related to exit and disposal activities	149	0.1	—	—	149	(100.0)	110	—	—	—	110	(100.0)
Total operating expenses	54,805	40.6	50,547	40.2	4,258	8.4	105,972	40.6	101,187	39.9	4,785	4.7
Income from operations	4,969	3.7	5,999	4.8	(1,030)	(17.2)	9,500	3.6	12,826	5.1	(3,326)	(25.9)
Other income, net	1,705	1.3	1,361	1.1	344	25.3	3,159	1.2	2,260	0.9	899	(39.8)
Income before income taxes	6,674	4.9	7,360	5.9	(686)	(9.3)	12,659	4.8	15,086	6.0	(2,427)	(16.1)
Provision for income taxes	2,247	1.7	2,820	2.2	(573)	(20.3)	4,633	1.8	5,278	2.1	(645)	(12.2)
Net income	$4,427	3.3%	$4,540	3.6%	$(113)	(2.5)%	$8,026	3.1%	$9,808	3.9%	$(1,782)	(18.2)%

Stock-based compensation expense included in the statements of operations data above for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Stock options, RSUs and PSUs	$3,939	$3,938	$7,600	$7,893
Employee stock purchase plan	320	306	651	627
Total stock-based compensation expense	$4,259	$4,244	$8,251	$8,520

Cost of revenue	$424	$468	$884	$927
Operating expenses:
Marketing and sales	808	819	1,586	1,651
Research and development	735	667	1,360	1,360
General and administrative	2,292	2,290	4,421	4,582
Total stock-based compensation expense	$4,259	$4,244	$8,251	$8,520

Comparison of Three Months Ended June 30, 2025 and 2024
Revenue
Revenue by reportable segment and the related changes for the three months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,
	2025		2024		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue:
United States	$110,712	82.0%	$98,541	78.4%	$12,171	12.4%
Europe	24,351	18.0%	27,090	21.6%	(2,739)	(10.1)
Total revenue	$135,063	100.0%	$125,631	100.0%	$9,432	7.5%

Our revenue increased $9.4 million, or 7.5%, for the three months ended June 30, 2025 compared to the same period in 2024. The growth in revenue was primarily driven by an increase in average order value for our larger customers in the three months ended June 30, 2025 compared to the same period in 2024. By reportable segment, revenue in the United States increased $12.2 million, or 12.4%, for the three months ended June 30, 2025 compared to the same period in 2024. Revenue in Europe decreased $2.7 million, or 10.1%, for the three months ended June 30, 2025 compared to the same period in 2024. International revenue was favorably impacted by $1.3 million during the three months ended June 30, 2025 compared to the same period in 2024 as a result of foreign currency movements, primarily due to the strengthening of the British Pound and Euro relative to the United States Dollar.
During the three months ended June 30, 2025, we served 21,775 unique customer contacts, which is a decrease of 3.0% from the same period in 2024. During the three months ended June 30, 2025, our customer contacts served decreased while our revenue grew. This was primarily due to our mix of customers served in the quarter as compared to the same period in 2024 and our strategic focus to earn larger orders from our customers as we strive to be their supplier of choice by serving their custom parts needs through the comprehensive offer of our factory and the Protolabs Network. Our revenue per customer contact grew 10.9% for the three months ended June 30, 2025 compared to the same period in 2024.
Revenue by product line and the related changes for the three months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,
	2025		2024		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue:
Injection Molding	$47,415	35.1%	$49,080	39.1%	$(1,665)	(3.4)%
CNC Machining	61,945	45.9%	51,239	40.8%	10,706	20.9
3D Printing	21,215	15.7%	21,281	16.9%	(66)	(0.3)
Sheet Metal	4,303	3.2%	3,922	3.1%	381	9.7
Other Revenue	185	0.1%	109	0.1%	76	69.7
Total Revenue	$135,063	100.0%	$125,631	100.0%	$9,432	7.5%

By product line, our revenue increase was driven by a 20.9% increase in CNC Machining revenue, a 9.7% increase in Sheet Metal revenue and a 69.7% increase in Other Revenue, partially offset by a 3.4% decrease in Injection Molding revenue and a 0.3% decrease in 3D Printing revenue, in each case for the three months ended June 30, 2025 compared to the same period in 2024.
Cost of Revenue, Gross Profit and Gross Margin
Cost of Revenue. Cost of revenue increased $6.2 million, or 9.0%, for the three months ended June 30, 2025 compared to the same period in 2024, while revenue increased 7.5% for the three months ended June 30, 2025 compared to the same period in 2024. The increase in the cost of revenue of $6.2 million was primarily driven by higher revenue volumes resulting in increases of $4.0 million in raw material and production and fulfillment related costs, and $2.4 million in personnel and related costs, primarily due to overtime, medical related costs and incentive compensation, during the three months ended June 30, 2025 compared to the same period in 2024, partially offset by decreases in equipment and facility-related costs of $0.2 million.
Gross Profit and Gross Margin. Gross profit increased $3.2 million, or 5.7%, for the three months ended June 30, 2025 compared to the same period in 2024. Gross margin decreased from 45.0% in the three months ended June 30, 2024 to 44.3% in the three months ended June 30, 2025.
Operating Expenses, Other Income, net and Provision for Income Taxes
Marketing and Sales. Our marketing and sales expenses increased $1.4 million during the three months ended June 30, 2025 compared to the same period in 2024 primarily due to increases in personnel and related costs of $1.4 million, primarily due to merit increases and incentive compensation related to commissions.
Research and Development. Our research and development expenses increased $0.5 million, or 4.8%, during the three months ended June 30, 2025 compared to the same period in 2024 primarily due to increases in personnel and related costs of $0.8 million, primarily due to incentive compensation and contract labor, partially offset by decreases of $0.2 million in operating costs and $0.1 million in professional services.
General and Administrative. Our general and administrative expenses increased $2.2 million, or 13.0%, during the three months ended June 30, 2025 compared to the same period in 2024 primarily due to increases of $1.8 million in personnel and related costs, primarily related to the previously disclosed CEO transition that occurred during the three months ended June 30, 2025, $0.2 million in administrative costs and $0.2 million in professional services.
Costs related to exit and disposal. Our decision to exit and close certain operations in Germany resulted in a $0.2 million expense related to the write-down of fixed assets and $0.1 million in personnel and related cost benefits during the three months ended June 30, 2025. These items are the result of changes from the estimated amounts accrued in 2024 and the timing of employee separation payments. We had no costs related to exit and disposal activities during the three months ended June 30, 2024.
Other income, net. We recognized other income, net of $1.7 million for the three months ended June 30, 2025, an increase of $0.3 million compared to other income, net of $1.4 million for the three months ended June 30, 2024. Other income, net for the three months ended June 30, 2025 primarily consisted of $1.1 million in interest income on investments, $0.5 million of foreign currency gains and $0.1 million of other income. Other income, net for the three months ended June 30, 2024 primarily consisted of $1.5 million in interest income on investments and other income, partially offset by $0.1 million of foreign currency losses.
Provision for Income Taxes. Our effective tax rate of 33.7% for the three months ended June 30, 2025 decreased 4.6% compared to 38.3% for the same period in 2024. The decrease in the effective tax rate was primarily due to a decrease in tax expense from the vesting of restricted stock units and the exercise of stock options. Our income tax provision of $2.2 million for the three months ended June 30, 2025 decreased $0.6 million as compared to our income tax provision of $2.8 million for the same period in 2024.

Comparison of Six Months Ended June 30, 2025 and 2024
Revenue
Revenue by reportable segment and the related changes for the six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended June 30,
	2025		2024		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue:
United States	$210,979	80.8%	$200,022	78.9%	$10,957	5.5%
Europe	50,289	19.3%	53,499	21.1%	(3,210)	(6.0)
Total revenue	$261,268	100.0%	$253,521	100.0%	$7,747	3.1%

Our revenue increased $7.7 million, or 3.1%, for the six months ended June 30, 2025 compared to the same period in 2024. By reportable segment, revenue in the United States increased $11.0 million, or 5.5%, for the six months ended June 30, 2025 compared to the same period in 2024. Revenue in Europe decreased $3.2 million, or 6.0% for the six months ended June 30, 2025 compared to the same period in 2024. International revenue was favorable impacted by $0.9 million during six months ended June 30, 2025 compared to the same period in 2024 as a result of foreign currency movements, primarily the strengthening of the British Pound and Euro relative to the United States Dollar.
During the six months ended June 30, 2025, we served 33,136 unique product developers and engineers, a decrease of 3.5% from the same period in 2024. During the six months ended June 30, 2025, our customer contacts served decreased while our revenue grew. This was primarily due to our mix of customers served during the six months ended June 30, 2025 as compared to the same period in 2024 and our strategic focus to earn larger orders from our customers as we strive to be their supplier of choice by serving their custom parts needs through the comprehensive offer of our factory and the Protolabs Network. Our revenue per customer contact grew 6.8% for the six months ended June 30, 2025 compared to the same period in 2024.
Revenue by product line and the related changes for the six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended June 30,
	2025		2024		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue:
Injection Molding	$96,138	36.8%	$101,743	40.1%	$(5,605)	(5.5)%
CNC Machining	114,788	43.9	101,171	39.9	13,617	13.5
3D Printing	41,409	15.8	42,863	16.9	(1,454)	(3.4)
Sheet Metal	8,514	3.3	7,475	3.0	1,039	13.9
Other Revenue	419	0.2	269	0.1	150	55.8
Total Revenue	$261,268	100.0%	$253,521	100.0%	$7,747	3.1%

By product line, our revenue increase was driven by a 13.5% increase in CNC Machining revenue, a 13.9% increase in Sheet Metal revenue and a 55.8% increase in Other Revenue, partially offset by a 5.5% decrease in Injection Molding revenue and a 3.4% decrease in 3D Printing revenue in each case for the six months ended June 30, 2025 compared to the same period in 2024.
Cost of Revenue, Gross Profit and Gross Margin
Cost of Revenue. Cost of revenue increased $6.3 million, or 4.5%, for the six months ended June 30, 2025 compared to the same period in 2024, which was higher than the rate of revenue increase of 3.1% for the six months ended June 30, 2025 compared to the same period in 2024. The increase in cost of revenue of $6.3 million was primarily driven by higher revenue volumes resulting in increases of $4.1 million in raw material and production and fulfillment related costs and $2.7 million in personnel and related costs, primarily due to overtime, medical related costs and incentive compensation, during the six months ended June 30, 2025 compared to the same period in 2024, partially offset by decreases in equipment and facility-related costs of $0.5 million.
Gross Profit and Gross Margin. Gross profit increased from $114.0 million in the six months ended June 30, 2024 to $115.5 million in the six months ended June 30, 2025. Gross margin decreased from 45.0% in the six months ended June 30, 2024 to 44.2% in the six months ended June 30, 2025.
Operating Expenses, Other Income, net and Provision for Income Taxes
Marketing and Sales. Our Marketing and sales expenses increased $2.0 million, or 4.4%, during the six months ended June 30, 2025 compared to the same period in 2024. The increase was driven by increases in personnel and related costs of $1.8 million, primarily due to merit increases and incentive compensation related to commissions, and marketing program cost increases of $0.2 million during the six months ended June 30, 2025 when compared to the same period in 2024.
Research and Development. Our research and development expenses during the six months ended June 30, 2025 compared to the same period in 2024 were flat primarily due to personnel and related cost increases of $0.4 million, primarily related to incentive compensation, being offset by decreases of $0.2 million in operating costs and $0.2 million in professional services.
General and Administrative. Our general and administrative expenses increased $2.7 million, or 8.2%, during the six months ended June 30, 2025 compared to the same period in 2024 primarily due to increases of $1.5 million in personnel and related costs, primarily related to the previously disclosed CEO transition that occurred during the six months ended June 30, 2025, $1.2 million in administrative costs and $0.2 million in professional services, partially offset by decreases of $0.1 million in stock-based compensation and $0.1 million intangible amortization costs.
Costs related to exit and disposal. Our decision to exit and close certain operations in Germany resulted in a $0.2 million expense related to the write-down of fixed assets and $0.1 million in personnel and related cost benefits during the six months ended June 30, 2025. These items are the result of changes from the estimated amounts accrued in 2024 and the timing of employee separation payments. We had no costs related to exit and disposal activities during the six months ended June 30, 2024.
Other loss, net. We recognized other income, net of $3.2 million for the six months ended June 30, 2025, an increase of $0.9 million compared to other income, net of $2.3 million for the six months ended June 30, 2024. Other income, net for the six months ended June 30, 2025 primarily consisted of $2.3 million in interest income on investments, $0.5 million of foreign currency gains and $0.4 million of other income. Other income, net for the six months ended June 30, 2024 primarily consisted of $2.6 million in interest income on investments and other income, partially offset by a $0.3 million of foreign currency losses.
Provision for Income Taxes. Our effective tax rate of 36.6% for the six months ended June 30, 2025 increased 1.6% compared to 35.0% for the same period in 2024. The increase in the effective tax rate is primarily due to an increase in losses in jurisdictions that are not eligible for tax benefits due to valuation allowances. Our income tax provision of $4.6 million for the six months ended June 30, 2025 decreased $0.6 million compared to our income tax provision of $5.3 million for the six months ended June 30, 2024.

Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows during the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(dollars in thousands)	2025	2024
Net cash provided by operating activities	$28,963	$35,781
Net cash (used in) provided by investing activities	(3,552)	3,665
Net cash used in financing activities	(25,169)	(26,912)
Effect of exchange rate changes on cash and cash equivalents	1,069	(175)
Net increase in cash and cash equivalents	$1,311	$12,359

Sources of Liquidity
Historically, we have primarily financed our operations and capital expenditures through cash flow from operations. We had cash and cash equivalents of $90.4 million as of June 30, 2025, an increase of $1.3 million from December 31, 2024. The increase in our cash was primarily due to cash provided by operating activities of $29.0 million and proceeds from call redemptions and maturities of marketable securities of $10.2 million, partially offset by $24.0 million in repurchases of common stock, $11.1 million for purchases of marketable securities and $2.7 million for purchases of property, equipment and other capital assets.
We believe that our existing cash and cash equivalents together with cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
Cash Flows from Operating Activities
Cash flows from operating activities were $29.0 million during the six months ended June 30, 2025 and primarily consisted of net income of $8.0 million, adjusted for certain non-cash items, including depreciation and amortization of $17.3 million, stock-based compensation expense of $8.3 million and an impairments on a leased facility and fixed assets of $0.4 million, which were partially offset by deferred taxes of $4.0 million and changes in operating assets and liabilities and other items totaling $1.0 million. Cash flows from operating activities were $35.8 million during the six months ended June 30, 2024 and primarily consisted of net income of $9.8 million, adjusted for certain non-cash items, including depreciation and amortization of $18.1 million, stock-based compensation expense of $8.5 million and changes in operating assets and liabilities and other items totaling $3.5 million, which were partially offset by deferred taxes of $4.1 million.
Cash flows from operating activities decreased $6.8 million during the six months ended June 30, 2025 compared to the same period in 2024, primarily due to changes in operating assets and liabilities and other items totaling $4.5 million, decreases in net income of $1.8 million, decreases in depreciation and amortization of $0.8 million, decreases in stock-based compensation of $0.3 million, which were partially offset by increases in other property and equipment adjustments of $0.4 million and deferred taxes of $0.2 million.
Cash Flows from Investing Activities
Cash used in investing activities was $3.6 million during the six months ended June 30, 2025, consisting of $2.7 million for net purchases of property, equipment and other capital assets and $0.8 million of purchases of marketable securities, net of proceeds from call redemptions and maturities.
Cash provided by investing activities was $3.7 million during the six months ended June 30, 2024, consisting of $10.4 million in proceeds from call redemptions and maturities of marketable securities, which were partially offset by $6.7 million for net purchases of property, equipment and other capital assets.

Cash Flows from Financing Activities
Cash used in financing activities was $25.2 million during the six months ended June 30, 2025, consisting of $24.0 million in repurchases of common stock, $3.1 million in purchases of shares withheld for tax obligations associated with equity transactions and $0.2 million for repayments of finance lease obligations, which were partially offset by $2.1 million in proceeds related to equity plans.
Cash used in financing activities was $26.9 million during the six months ended June 30, 2024, consisting of $26.9 million in repurchases of common stock, $1.9 million in purchases of shares withheld for tax obligations associated with equity transactions and $0.2 million for repayments of finance lease obligations, which were partially offset by $2.1 million in proceeds from issuance of common stock from equity plans.
Critical Accounting Estimates
We have adopted various accounting policies to prepare the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these financial statements requires us to make estimates, judgements and assumptions. Our significant accounting policies and estimates are disclosed in Note 2 to the Consolidated Financial Statements included Part II, Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2024. There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2025.
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
We have not used forward contracts or currency borrowings to hedge our exposure to foreign currency risk. Foreign currency risk can be assessed by estimating the change in results of operations or financial position resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would generally not have a material impact on our financial position, but could have a material impact on our results of operations. We recognized foreign currency gains of $0.5 million and foreign currency losses of $0.1 million for the three months ended June 30, 2025 and 2024, respectively. We recognized foreign currency gains of $0.5 million and foreign currency losses of $0.3 million for the six months ended June 30, 2025 and 2024, respectively. The changes in foreign exchange rates had a favorable impact on consolidated revenue of $1.3 million for the three months ended June 30, 2025 and a favorable impact on consolidated revenue of $0.8 million for the six months ended June 30, 2025 compared to the same period in 2024.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective and provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time frames specified in the

SEC’s rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On February 4, 2025, our board of directors authorized a share repurchase program (the February 2025 Program). The February 2025 Program is open-ended and authorizes repurchases of shares of our common stock from time to time on the open market or in privately negotiated purchases, with a total stock repurchase authorized of up to $100 million. We have $76.0 million remaining under this authorization. The February 2025 Program does not obligate us to acquire any particular amount of shares of our common stock and remains in effect until the total authorized amount is expended or until further action by our board of directors. The actual timing, manner, number and value of shares repurchased under the February 2025 Program will be determined by our management in its discretion and will depend on several factors, including the market price of the Company's common stock, general market and economic conditions, applicable requirements, and other considerations.
During the three months ended June 30, 2025, we repurchased 75,432 shares of our common stock at a total purchase price of $3.1 million under this program. Common stock repurchase activity through June 30, 2025 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2025 through April 30, 2025	—	$—	—	$79,125
May 1, 2025 through May 31, 2025	75,432	$40.97	75,432	$76,035
June 1, 2025 through June 30, 2025	—	$—	—	$76,035
	75,432	$40.97	75,432	$76,035
Item 3. Defaults Upon Senior Securities
No matters to disclose.
Item 4. Mine Safety Disclosures
No matters to disclose.

Item 5. Other Information
During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
Item 6. Exhibits
The following documents are filed or furnished, as applicable, as part of this Quarterly Report on Form 10-Q:

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

3.3	Third Amended and Restated By-Laws of Proto Labs, Inc., as amended through November 15, 2022 (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K, filed on November 15, 2022).
10.1	Executive Employment Agreement, dated May 20, 2025, by and between Proto Labs, Inc. and Suresh Krishna (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, filed on May 21, 2025).
10.2	Consulting Agreement, dated May 20, 2025, by and between Proto Labs, Inc. and Robert Bodor (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K, filed on May 21, 2025).
10.3	Consulting Agreement, dated May 28, 2025, by and between Proto Labs, Inc. and Robert Bodor (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K, filed on May 30, 2025).
10.4	Amended and Restated Proto Labs, Inc. 2022 Long-Term Incentive Plan, as amended May 20, 2025 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on May 21, 2025).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act**
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
*Filed herewith.
**Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Proto Labs, Inc.

Date: July 31, 2025	/s/ Suresh Krishna
Suresh Krishna
President and Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2025	/s/ Daniel Schumacher
Daniel Schumacher
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)