Form 10-Q
period 2025-09-30
Proto Labs Inc
filed 2025-10-31
CIK 1443669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,678,745 shares of Common Stock, par value $0.001 per share, were outstanding at October 28, 2025.

Proto Labs, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Proto Labs, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$104,422	$89,071
Short-term marketable securities	14,817	14,019
Accounts receivable, net of allowance for doubtful accounts of $2,378 and $1,975 as of September 30, 2025, and December 31, 2024, respectively	77,790	66,504
Inventory	14,073	12,305
Income taxes receivable	4,681	2,906
Prepaid expenses and other current assets	10,009	10,049
Total current assets	225,792	194,854
Property and equipment, net	211,325	227,263
Goodwill	273,991	273,991
Other intangible assets, net	19,539	21,422
Long-term marketable securities	19,149	17,773
Operating lease assets	2,015	2,993
Finance lease assets	491	692
Other long-term assets	4,553	4,524
Total assets	$756,855	$743,512

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$17,388	$15,504
Accrued compensation	23,268	16,550
Accrued liabilities and other	27,831	19,621
Current operating lease liabilities	890	1,287
Current finance lease liabilities	365	309
Total current liabilities	69,742	53,271
Long-term operating lease liabilities	1,188	1,633
Long-term finance lease liabilities	—	287
Long-term deferred tax liabilities	16,038	13,565
Other long-term liabilities	5,168	4,605
Total liabilities	92,136	73,361

Shareholders' equity
Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding 0 shares as of each of September 30, 2025, and December 31, 2024	—	—
Common stock, $0.001 par value, authorized 150,000,000 shares; issued and outstanding 23,677,746 and 24,226,088 shares as of September 30, 2025, and December 31, 2024, respectively	23	24
Additional paid-in capital	450,852	453,705
Retained earnings	238,568	244,406
Accumulated other comprehensive loss	(24,724)	(27,984)
Total shareholders' equity	664,719	670,151
Total liabilities and shareholders' equity	$756,855	$743,512

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Comprehensive Income
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Statements of Operations:
Revenue	$135,366	$125,619	$396,634	$379,140
Cost of revenue	74,073	68,389	219,869	207,897
Gross profit	61,293	57,230	176,765	171,243
Operating expenses
Marketing and sales	24,574	22,619	73,054	69,070
Research and development	10,705	9,772	32,487	31,600
General and administrative	17,163	16,259	52,763	49,167
Costs related to exit and disposal activities	41	—	151	—
Total operating expenses	52,483	48,650	158,455	149,837
Income from operations	8,810	8,580	18,310	21,406
Other income, net	1,441	1,288	4,600	3,548
Income before income taxes	10,251	9,868	22,910	24,954
Provision for income taxes	3,035	2,679	7,668	7,957
Net income	$7,216	$7,189	$15,242	$16,997

Net income per share:
Basic	$0.30	$0.29	$0.64	$0.67
Diluted	$0.30	$0.29	$0.63	$0.67

Shares used to compute net income per share:
Basic	23,889,157	24,980,536	23,974,054	25,304,985
Diluted	24,191,039	25,022,485	24,249,669	25,382,280

Comprehensive Income (net of tax)
Comprehensive income	$7,055	$9,769	$18,502	$18,158

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Shareholders' Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount

Balance at December 31, 2024	24,226,088	$24	$453,705	$244,406	$(27,984)	$670,151
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	58,291	—	(961)	—	—	(961)
Stock-based compensation expense	—	—	3,992	—	—	3,992
Repurchases of common stock and other	(513,739)	(1)	(9,621)	(11,451)	—	(21,073)
Net income	—	—	—	3,599	—	3,599
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	1,003	1,003
Net unrealized gains on investments in securities	—	—	—	—	90	90
Comprehensive income						4,692
Balance at March 31, 2025	23,770,640	$23	$447,115	$236,554	$(26,891)	$656,801
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	179,393	—	(58)	—	—	(58)
Stock-based compensation expense	—	—	4,259	—	—	4,259
Repurchases of common stock and other	(75,432)	—	(1,413)	(1,637)	—	(3,050)
Net income	—	—	—	4,427	—	4,427
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	2,300	2,300
Net unrealized gains on investments in securities	—	—	—	—	28	28
Comprehensive income						6,755
Balance at June 30, 2025	23,874,601	$23	$449,903	$239,344	$(24,563)	$664,707
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	61,599	—	2,112	—	—	2,112
Stock-based compensation expense	—	—	3,677	—	—	3,677
Repurchases of common stock and other	(258,454)	—	(4,840)	(7,992)	—	(12,832)
Net income	—	—	—	7,216	—	7,216
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	(227)	(227)
Net unrealized gains on investments in securities	—	—	—	—	66	66
Comprehensive income						7,055
Balance at September 30, 2025	23,677,746	$23	$450,852	$238,568	$(24,724)	$664,719

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount

Balance at December 31, 2023	25,721,957	$26	$466,884	$256,398	$(28,013)	$695,295
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	29,974	—	(533)	—	—	(533)
Stock-based compensation expense	—	—	4,276	—	—	4,276
Repurchases of common stock	(435,861)	—	(7,912)	(8,252)	—	(16,164)
Net income	—	—	—	5,268	—	5,268
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	(925)	(925)
Net unrealized gains on investments in securities	—	—	—	—	93	93
Comprehensive income						4,436
Balance at March 31, 2024	25,316,070	$26	$462,715	$253,414	$(28,845)	$687,310
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	176,780	—	707	—	—	707
Stock-based compensation expense	—	—	4,244	—	—	4,244
Repurchases of common stock	(345,234)	—	(6,266)	(4,712)	—	(10,978)
Net income	—	—	—	4,540	—	4,540
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	(678)	(678)
Net unrealized gains on investments in securities	—	—	—	—	91	91
Comprehensive income						3,953
Balance at June 30, 2024	25,147,616	$26	$461,400	$253,242	$(29,432)	$685,236
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	—	—	—	—	—	—
Stock-based compensation expense	—	—	4,196	—	—	4,196
Repurchases of common stock	(637,540)	(1)	(11,571)	(7,636)	—	(19,208)
Net income	—	—	—	7,189	—	7,189
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	2,430	2,430
Net unrealized gains on investments in securities	—	—	—	—	150	150
Comprehensive income						9,769
Balance at September 30, 2024	24,510,076	$25	$454,025	$252,795	$(26,852)	$679,993
The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024

Operating activities
Net income	$15,242	$16,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,693	26,984
Stock-based compensation expense	11,928	12,716
Deferred taxes	2,355	(6,140)
Interest on finance lease obligations	16	26
Loss on impairment of equipment	—	256
Impairments related to exit and closure of facilities	448	—
Loss (gain) on disposal of property and equipment	16	(24)
Other	(179)	103
Changes in operating assets and liabilities:
Accounts receivable	(11,265)	4,581
Inventories	(2,017)	1,321
Prepaid expenses and other	366	(312)
Income taxes	(1,709)	2,583
Accounts payable	1,252	(2,709)
Accrued liabilities and other	15,907	4,153
Net cash provided by operating activities	58,053	60,535

Investing activities
Purchases of property, equipment and other capital assets	(6,792)	(8,339)
Proceeds from sales of property, equipment and other capital assets	811	34
Purchases of marketable securities	(13,553)	(18,087)
Proceeds from call redemptions and maturities of marketable securities	11,730	15,709
Net cash used in investing activities	(7,804)	(10,683)

Financing activities
Proceeds from issuance of common stock from equity plans	4,195	2,094
Purchases of shares withheld for tax obligations	(3,119)	(1,920)
Repurchases of common stock	(36,732)	(45,958)
Principal repayments of finance lease obligations	(231)	(220)
Net cash used in financing activities	(35,887)	(46,004)
Effect of exchange rate changes on cash and cash equivalents	989	235
Net increase in cash and cash equivalents	15,351	4,083
Cash and cash equivalents, beginning of period	89,071	83,790
Cash and cash equivalents, end of period	$104,422	$87,873

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
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, that enhances the transparency of income tax disclosures by expanding annual disclosure requirements related to the rate reconciliation and income taxes paid. The Company is required to adopt this guidance for its annual year ending December 31, 2025. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its disclosures and believes the adoption will not have a material impact on its consolidated financial statements.
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
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivables and Contract Assets, which introduces a practical expedient for the application of the current expected credit loss model to current accounts receivables and contract assets. ASU 2025-05 is effective for annual and interim periods beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating ASU 2025-05 to determine the impact on the Company's financial statements and disclosures.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which updates the cost capitalization threshold for internal-use software development costs by removing all references to software project development stages and provides new guidance on how to evaluate whether the probable-to-complete recognition threshold has been met. ASU 2025-06 is effective for annual and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating ASU 2025-06 to determine the impact on the Company's financial statements and disclosures.

Note 3 – Net Income per Common Share
Basic net income per share is computed based on the weighted-average number of common shares outstanding. Diluted net income per share is computed based on the weighted-average number of common shares outstanding, increased by the number of additional shares that would have been outstanding had potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares. Potentially dilutive shares of common stock include stock options and other stock-based awards granted under stock-based compensation plans and shares committed to be purchased under the employee stock purchase plan. Performance stock units are excluded from the calculation of dilutive potential common shares until the performance conditions have been satisfied. Anti-dilutive options were excluded from the calculation of diluted weighted average shares outstanding and were 214,801 and 466,127 for the three months ended September 30, 2025 and 2024, respectively, and 380,740 and 450,275 for the nine months ended September 30, 2025 and 2024, respectively.
The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Net income	$7,216	$7,189	$15,242	$16,997

Basic - weighted-average shares outstanding:	23,889,157	24,980,536	23,974,054	25,304,985
Effect of dilutive securities:
Employee stock options and other	301,882	41,949	275,615	77,295
Diluted - weighted-average shares outstanding:	24,191,039	25,022,485	24,249,669	25,382,280
Net income per share:
Basic	$0.30	$0.29	$0.64	$0.67
Diluted	$0.30	$0.29	$0.63	$0.67

Note 4 – Goodwill and Other Intangible Assets
There were no changes in the carrying amount of goodwill during the three and nine months ended September 30, 2025.
Intangible assets other than goodwill at September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025			December 31, 2024			Useful Life (in years)	Weighted Average Useful Life Remaining (in years)
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Non-compete agreement	$850	$(814)	$36	$819	$(703)	$116	2.0 - 5.0	0.2
Software technology	13,229	(10,150)	3,079	13,229	(9,123)	4,106	10.0	2.3
Software platform	27,094	(10,670)	16,424	25,657	(8,457)	17,200	12.0	7.3
Total intangible assets	$41,173	$(21,634)	$19,539	$39,705	$(18,283)	$21,422

Intangible assets allocated to the Protolabs Network entities consisted of intangible assets of €11.6 million in Europe and $16.6 million in the United States as of the date of the acquisition. The Euro denominated intangible assets are translated at the end of each period using the current exchange rates resulting in a foreign currency translation adjustment that is recorded as a component of Other Comprehensive Income. Foreign currency unrealized losses related to intangible assets were $0.5 million and $2.2 million as of September 30, 2025 and December 31, 2024, respectively. Amortization expense for intangible assets was $0.9 million for each of the three months ended September 30, 2025 and 2024, and $2.8 million for each of the nine months ended September 30, 2025 and 2024.
Estimated aggregated amortization expense based on the current carrying value of the amortizable intangible assets and current exchange rates is as follows:

(in thousands)	Estimated Amortization Expense
Remaining 2025	$929
2026	3,618
2027	3,609
2028	2,240
2029	2,240
Thereafter	6,903
Total estimated amortization expense	$19,539

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

The following table summarizes financial assets as of September 30, 2025 and December 31, 2024 measured at fair value on a recurring basis:

	September 30, 2025			December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial Assets:
Cash	$100,710	$—	$—	$86,366	$—	$—
Money market mutual fund	3,712	—	—	2,705	—	—
Marketable securities	17,318	16,648	—	17,261	14,531	—
Total	$121,740	$16,648	$—	$106,332	$14,531	$—

Note 6 – Marketable Securities
The Company invests in short-term and long-term agency, municipal, corporate and other debt securities. The securities are categorized as available-for-sale and are recorded at fair value. The following table summarizes information regarding the Company’s short-term and long-term marketable securities as of September 30, 2025 and December 31, 2024:

	September 30, 2025
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities	$8,000	$9	$(4)	$8,005
Corporate debt securities	15,947	10	(14)	15,943
U.S. municipal securities	8,980	34	—	9,014
U.S. treasury bonds	1,000	4	—	1,004
Total marketable securities	$33,927	$57	$(18)	$33,966

	December 31, 2024
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities	$8,323	$—	$(22)	$8,301
Corporate debt securities	15,852	—	(82)	15,770
U.S. municipal securities	6,762	—	(38)	6,724
U.S. treasury bonds	1,000	—	(3)	997
Total marketable securities	$31,937	$—	$(145)	$31,792

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

The September 30, 2025 balance of available-for-sale debt securities by contractual maturity is shown in the following table at fair value. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in thousands)	September 30, 2025
Due in one year or less	$14,817
Due after one year through five years	19,149
Total marketable securities	$33,966

Note 7 – Inventory
Inventory consists primarily of raw materials, which are recorded at the lower of cost and net realizable value using the standard cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.
The Company’s inventory consisted of the following as of the dates indicated:

(in thousands)	September 30, 2025	December 31, 2024
Total inventory	$14,755	$12,989
Allowance for obsolescence	(682)	(684)
Inventory, net of allowance	$14,073	$12,305

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
On May 23, 2025, the Company granted one-time inducement awards (the Inducement Awards) within the meaning of the New York Stock Exchange Listed Company Manual Section 303A.08 to the Company's incoming Chief Executive Officer.

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
Stock-Based Compensation Expense
Stock-based compensation expense was $3.7 million and $4.2 million for the three months ended September 30, 2025 and 2024, respectively, and $11.9 million and $12.7 million for the nine months ended September 30, 2025 and 2024, respectively.
Stock Options
The following table summarizes stock option activity during the nine months ended September 30, 2025:

	Stock Options	Weighted- Average Exercise Price
Options outstanding at December 31, 2024	445,136	$51.34
Granted	139,872	39.32
Exercised	(70,307)	34.27
Forfeited	(103,013)	37.68
Expired	(16,354)	87.74
Options outstanding at September 30, 2025	395,334	$52.18

Exercisable at September 30, 2025	191,882	$68.62

The outstanding options generally have a term of ten years. For employees, options granted become exercisable ratably over the vesting period, which is generally a period of four years, beginning on the first anniversary of the grant date, subject to the employee’s continuing service to the Company.
The weighted-average grant date fair value of options that were granted during the nine months ended September 30, 2025 was $21.81.

The following table provides the assumptions used in the Black-Scholes pricing model valuation of options during the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Risk-free interest rate	4.13% - 4.17%	4.28% - 4.30%
Expected life (years)	6.25	6.25
Expected volatility	52.12% - 52.99%	50.62% - 50.72%
Expected dividend yield	0%	0%

As of September 30, 2025, there was $3.3 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.9 years.
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
The following table summarizes restricted stock units activity during the nine months ended September 30, 2025:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
Restricted stock units at December 31, 2024	763,261	$38.25
Granted	278,500	39.95
Restrictions lapsed	(212,526)	40.55
Forfeited	(103,268)	36.40
Restricted stock units at September 30, 2025	725,967	$38.49

As of September 30, 2025, there was $18.8 million of unrecognized compensation expense related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 2.7 years.
Performance Stock Units
Performance stock units (PSUs) are expressed in terms of a target number of PSUs, with anywhere between 0 percent and 200 percent of that target number capable of being earned and vesting at the end of a three-year performance period depending on the Company’s three-year cumulative total shareholder return performance relative to an index and the award recipient’s continued employment. The Company’s PSUs are based on market conditions and the related compensation cost is based on the fair value at grant date calculated using a Monte Carlo pricing model.

The following table summarizes performance stock units activity during the nine months ended September 30, 2025:

	Performance Stock Units	Weighted- Average Grant Date Fair Value Per Share
Performance stock units at December 31, 2024	180,173	$60.75
Granted[1]	153,503	59.71
Restrictions lapsed	(32,977)	96.41
Performance change	—	—
Forfeited	(68,887)	57
Performance stock units at September 30, 2025	231,812	$56.17

1 Includes a target number of 54,320 PSUs granted as part of the May 23, 2025, Inducement Awards, 27,160 of which have the same market condition as the PSUs granted under the 2022 Plan as described above, and 27,160 of which also include a performance condition with anywhere between 0 percent and 100 percent of the target number capable of being achieved during two six-month performance periods depending on revenue and then anywhere between 0 percent and 200 percent of such achieved PSUs capable of being earned and vesting during a three-year performance period depending on the Company's three-year cumulative total shareholder return performance relative to an index and the award recipient's continued employment.

The following table provides the assumptions used in the Monte Carlo pricing model valuation of PSUs during the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Risk-free interest rate	3.98% - 4.08%	4.37%
Expected life (years)	2.61 - 2.85	2.88
Expected volatility	52.40% - 53.20%	51.40%
Expected dividend yield	0%	0%

As of September 30, 2025, there was $7.5 million of unrecognized compensation expense related to non-vested performance stock units, which is expected to be recognized over a weighted-average period of 2.1 years.

Employee Stock Purchase Plan
The following table presents the assumptions used to estimate the fair value of the ESPP during the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Risk-free interest rate	4.09% - 4.29%	5.07% - 5.16%
Expected life (months)	6.00	6.00
Expected volatility	41.89% - 65.60%	30.97% - 47.92%
Expected dividend yield	0%	0%

Note 9 – Accumulated Other Comprehensive Income (Loss)
Other comprehensive income (loss) is comprised of foreign currency translation adjustments and net unrealized gains (losses) on investments in securities.
The following table presents the changes in accumulated other comprehensive income (loss) balances during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024

Balance at beginning of period	$(24,563)	$(29,432)	$(27,984)	$(28,013)
Foreign currency translation adjustments
Other comprehensive income (loss) before reclassifications	(227)	2,430	3,076	827
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current-period other comprehensive income (loss)	(227)	2,430	3,076	827
Net unrealized gains on investments in securities
Other comprehensive income before reclassifications	66	150	184	334
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current-period other comprehensive income	66	150	184	334
Balance at end of period	$(24,724)	$(26,852)	$(24,724)	$(26,852)

Note 10 – Income Taxes
The Company is subject to income tax in multiple jurisdictions and the use of estimates is required to determine the provision for income taxes. For the three months ended September 30, 2025 and 2024, the Company recorded an income tax provision of $3.0 million and $2.7 million, respectively. For the nine months ended September 30, 2025 and 2024, the

Company recorded an income tax provision of $7.7 million and $8.0 million, respectively. The income tax provision is based on the estimated annual effective tax rate for the year applied to pre-tax income. The effective income tax rate for the three months ended September 30, 2025 was 29.6 percent compared to 27.1 percent in the same period of the prior year. The effective tax rate increased by 2.5 percent for the three months ended September 30, 2025 when compared to the same period in 2024, primarily due to an increase in losses in jurisdictions that are not eligible for tax benefits due to valuation allowances. The effective income tax rate for the nine months ended September 30, 2025 was 33.5 percent compared to 31.9 percent in the same period of the prior year. The effective tax rate increased by 1.6 percent for the nine months ended September 30, 2025 when compared to the same period in 2024, primarily due to an increase in losses in jurisdictions that are not eligible for tax benefits due to valuation allowances.
The effective income tax rate for the three and nine months ended September 30, 2025 differs from the U.S. federal statutory rate of 21.0 percent due to various factors, including operating in multiple state and foreign jurisdictions partially offset by tax credits for which the Company qualifies.
The Company had unrecognized tax benefits totaling $3.7 million as of September 30, 2025 and $3.4 million as of December 31, 2024, respectively, that if recognized would result in a reduction of the Company’s effective tax rate. The liabilities are classified as other long-term liabilities in the accompanying consolidated balance sheets. The Company recognizes interest and penalties related to income tax matters in income tax expense and reports the liability in current or long-term income taxes payable as appropriate.
On July 4, 2025, the U.S. enacted H.R. 1 "A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14", commonly referred to as the One Big Beautiful Bill Act (OBBBA). As a result of the enactment of H.R. 1, the impact to the deferred tax liability and the income tax payable related to the provisions for 100% bonus depreciation for assets placed in service after January 19, 2025 and full expensing of domestic research and experimental expenditures was recorded in the period ended September 30, 2025. We do not expect any material change to our ongoing tax rate as a result of this legislation. We continue to evaluate the impacts the new legislation may have on the Company's financial statements.
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

The following table summarizes selected financial information by reportable segments:

Three Months Ended September 30, 2025
(in thousands)
	United States	Europe	Corporate Unallocated	Total
Revenue	$109,361	$26,005	$—	$135,366
Segment expenses[1]	81,028	28,696	16,683	126,407
Exit, Disposal and Goodwill impairment costs	—	149	—	149
Income (Loss) from Operations	$28,333	$(2,840)	$(16,683)	$8,810

Three Months Ended September 30, 2024
(in thousands)
	United States	Europe	Corporate Unallocated	Total
Revenue	$99,571	$26,048	$—	$125,619
Segment expenses[1]	73,884	28,446	14,709	117,039
Exit, Disposal and Goodwill impairment costs	—	—	—	—
Income (Loss) from Operations	$25,687	$(2,398)	$(14,709)	$8,580

Nine Months Ended September 30, 2025
(in thousands)
	United States	Europe	Corporate Unallocated	Total
Revenue	$320,340	$76,294	$—	$396,634
Segment expenses[1]	238,823	87,815	51,576	378,214
Exit, Disposal and Goodwill impairment costs	—	110	—	110
Income (Loss) from Operations	$81,517	$(11,631)	$(51,576)	$18,310

Nine Months Ended September 30, 2024
(in thousands)
	United States	Europe	Corporate Unallocated	Total
Revenue	$299,593	$79,547	$—	$379,140
Segment expenses[1]	223,333	86,121	48,280	357,734
Exit, Disposal and Goodwill impairment costs	—	—	—	—
Income (Loss) from Operations	$76,260	$(6,574)	$(48,280)	$21,406

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
Total long-lived assets, expenditures for additions to long-lived assets, and depreciation and amortization expense were as follows:

(in thousands)	September 30, 2025	December 31, 2024
Total long-lived assets:
United States	$168,988	$181,291
Europe	42,337	45,972
Total Long-lived Assets	$211,325	$227,263

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Expenditures for additions to long-lived assets:
United States	$3,636	$1,368	$5,929	$5,734
Europe	426	187	863	2,605
Total expenditures for additions to long-lived assets	$4,062	$1,555	$6,792	$8,339

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Depreciation and Amortization:
United States	$6,904	$7,156	$20,916	$21,667
Europe	1,470	1,718	4,560	5,194
Corporate Unallocated	55	35	$217	$123
Total depreciation and amortization	$8,429	$8,909	$25,693	$26,984

Revenue by product line the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Revenue:
Injection Molding	$47,770	$46,831	$143,908	$148,574
CNC Machining	63,043	53,327	177,831	154,498
3D Printing	20,082	21,437	61,491	64,300
Sheet Metal	4,262	3,743	12,776	11,218
Other Revenue	209	281	628	550
Total Revenue	$135,366	$125,619	$396,634	$379,140

Note 12 – Subsequent Event
On October 3, 2025 (the Notice Date), the Company announced that Oleg Ryaboy, Chief Technology Officer, will depart the Company and cease to be an employee, effective November 2, 2025. As of the Notice Date, Mr. Ryaboy is no longer the Company’s Chief Technology Officer or an executive officer of the Company. Marc Kermisch has been appointed to serve as the Company’s new Chief Technology & AI Officer, effective October 13, 2025.

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
The following table summarizes our unique customer contacts and revenue per customer contact:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue (in thousands)	$135,366	$125,619	$396,634	$379,140
Customer contacts	21,252	22,511	41,873	43,671
Revenue per customer contact[1]	$6,370	$5,580	$9,472	$8,682

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

	Three Months Ended September 30,				Change		Nine Months Ended September 30,				Change
(dollars in thousands)	2025		2024		$	%	2025		2024		$	%
Revenue	$135,366	100.0	$125,619	100.0	$9,747	7.8	$396,634	100.0	$379,140	100.0	$17,494	4.6
Cost of revenue	74,073	54.7	68,389	54.4	5,684	8.3	219,869	55.4	207,897	54.8	11,972	5.8
Gross profit	61,293	45.3	57,230	45.6	4,063	7.1	176,765	44.6	171,243	45.2	5,522	3.2
Operating expenses
Marketing and sales	24,574	18.2	22,619	18.0	1,955	8.6	73,054	18.4	69,070	18.2	3,984	5.8
Research and development	10,705	7.9	9,772	7.8	933	9.5	32,487	8.2	31,600	8.3	887	2.8
General and administrative	17,163	12.7	16,259	12.9	904	5.6	52,763	13.3	49,167	13.0	3,596	7.3
Costs related to exit and disposal activities	41	—	—	—	41	(100.0)	151	—	—	—	151	(100.0)
Total operating expenses	52,483	38.8	48,650	38.7	3,833	7.9	158,455	39.9	149,837	39.5	8,618	5.8
Income from operations	8,810	6.5	8,580	6.8	230	2.7	18,310	4.6	21,406	5.6	(3,096)	(14.5)
Other income, net	1,441	1.1	1,288	1.0	153	11.9	4,600	1.2	3,548	0.9	1,052	(29.7)
Income before income taxes	10,251	7.6	9,868	7.9	383	3.9	22,910	5.8	24,954	6.6	(2,044)	(8.2)
Provision for income taxes	3,035	2.2	2,679	2.1	356	13.3	7,668	1.9	7,957	2.1	(289)	(3.6)
Net income	$7,216	5.3%	$7,189	5.7%	$27	0.4%	$15,242	3.8%	$16,997	4.5%	$(1,755)	(10.3)%

Stock-based compensation expense included in the statements of operations data above for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Stock options, RSUs and PSUs	$3,355	$3,906	$10,955	$11,799
Employee stock purchase plan	322	290	973	917
Total stock-based compensation expense	$3,677	$4,196	$11,928	$12,716

Cost of revenue	$439	$474	$1,323	$1,401
Operating expenses:
Marketing and sales	837	727	2,423	2,378
Research and development	764	671	2,124	2,031
General and administrative	1,637	2,324	6,058	6,906
Total stock-based compensation expense	$3,677	$4,196	$11,928	$12,716

Comparison of Three Months Ended September 30, 2025 and 2024
Revenue
Revenue by reportable segment and the related changes for the three months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,
	2025		2024		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue:
United States	$109,361	80.8%	$99,571	79.3%	$9,790	9.8%
Europe	26,005	19.2%	26,048	20.7%	(43)	(0.2)
Total revenue	$135,366	100.0%	$125,619	100.0%	$9,747	7.8%

Our revenue increased $9.7 million, or 7.8%, for the three months ended September 30, 2025 compared to the same period in 2024. The growth in revenue was primarily driven by an increase in average order value for our larger United States customers in the three months ended September 30, 2025 compared to the same period in 2024. By reportable segment, revenue in the United States increased $9.8 million, or 9.8%, for the three months ended September 30, 2025 compared to the same period in 2024. Revenue in Europe decreased less than $0.1 million, or 0.2%, for the three months ended September 30, 2025 compared to the same period in 2024. International revenue was favorably impacted by $1.2 million during the three months ended September 30, 2025 compared to the same period in 2024 as a result of foreign currency movements, primarily due to the strengthening of the British Pound and Euro relative to the United States Dollar.
During the three months ended September 30, 2025, we served 21,252 unique customer contacts, which is a decrease of 5.6% from the same period in 2024. During the three months ended September 30, 2025, our customer contacts served decreased while our revenue grew. This was primarily due to our mix of customers served in the quarter as compared to the same period in 2024 and our strategic focus to earn larger orders from our customers as we strive to be their supplier of choice by serving their custom parts needs through the comprehensive offer of our factory and the Protolabs Network. Our revenue per customer contact grew 14.1% for the three months ended September 30, 2025 compared to the same period in 2024.
Revenue by product line and the related changes for the three months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,
	2025		2024		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue:
Injection Molding	$47,770	35.3%	$46,831	37.3%	$939	2.0%
CNC Machining	63,043	46.6	53,327	42.4	9,716	18.2
3D Printing	20,082	14.8	21,437	17.1	(1,355)	(6.3)
Sheet Metal	4,262	3.1	3,743	3.0	519	13.9
Other Revenue	209	0.2	281	0.2	(72)	(25.6)
Total Revenue	$135,366	100.0%	$125,619	100.0%	$9,747	7.8%

By product line, our revenue increase was driven by a 18.2% increase in CNC Machining revenue, a 2.0% increase in Injection Molding revenue and a 13.9% increase in Sheet Metal revenue, partially offset by a 6.3% decrease in 3D Printing revenue and a 25.6% decrease in Other Revenue, in each case for the three months ended September 30, 2025 compared to the same period in 2024.
Cost of Revenue, Gross Profit and Gross Margin
Cost of Revenue. Cost of revenue increased $5.7 million, or 8.3%, for the three months ended September 30, 2025 compared to the same period in 2024, while revenue increased 7.8% for the three months ended September 30, 2025 compared to the same period in 2024. The increase in the cost of revenue of $5.7 million was primarily driven by higher revenue volumes resulting in increases of $4.4 million in raw material and production and fulfillment related costs, and $2.0 million in personnel and related costs, primarily due to incentive compensation related to our annual short-term incentive compensation plan, contract labor and overtime, during the three months ended September 30, 2025 compared to the same period in 2024, partially offset by decreases in equipment and facility-related costs of $0.7 million.
Gross Profit and Gross Margin. Gross profit increased $4.1 million, or 7.1%, for the three months ended September 30, 2025 compared to the same period in 2024. Gross margin decreased from 45.6% in the three months ended September 30, 2024 to 45.3% in the three months ended September 30, 2025.
Operating Expenses, Other Income, net and Provision for Income Taxes
Marketing and Sales. Our marketing and sales expenses increased $2.0 million during the three months ended September 30, 2025 compared to the same period in 2024 primarily due to increases in personnel and related costs of $1.6 million, primarily due to incentive compensation related to our annual short-term incentive compensation plan and commissions and merit increases, and $0.4 million in marketing program costs.
Research and Development. Our research and development expenses increased $0.9 million, or 9.5%, during the three months ended September 30, 2025 compared to the same period in 2024 primarily due to increases in personnel and related costs of $1.2 million, primarily due to incentive compensation related to our annual short-term incentive compensation plan, partially offset by decreases of $0.2 million in operating costs and $0.1 million in professional services.
General and Administrative. Our general and administrative expenses increased $0.9 million, or 5.6%, during the three months ended September 30, 2025 compared to the same period in 2024 primarily due to increases of $0.8 million in personnel and related costs, primarily related to incentive compensation related to our annual short-term incentive compensation plan, $0.4 million in administrative costs and $0.4 million in professional services, partially offset by decreases of $0.7 million in stock-based compensation.
Costs related to exit and disposal. Our decision to exit and close certain operations in Germany resulted in less than a $0.1 million expense primarily related to professional services during the three months ended September 30, 2025. We had no costs related to exit and disposal activities during the three months ended September 30, 2024.
Other income, net. We recognized other income, net of $1.4 million for the three months ended September 30, 2025, an increase of $0.2 million compared to other income, net of $1.3 million for the three months ended September 30, 2024. Other income, net for the three months ended September 30, 2025 primarily consisted of $1.2 million in interest income on investments and $0.2 million of other income. Other income, net for the three months ended September 30, 2024 primarily consisted of $1.3 million in interest income on investments and other income.
Provision for Income Taxes. Our effective tax rate of 29.6% for the three months ended September 30, 2025 increased 2.5% compared to 27.1% for the same period in 2024. The increase in the effective tax rate was primarily due to an increase in losses in jurisdictions that are not eligible for tax benefits due to valuation allowances. Our income tax provision of $3.0 million for the three months ended September 30, 2025 increased $0.3 million as compared to our income tax provision of $2.7 million for the same period in 2024.

Comparison of Nine Months Ended September 30, 2025 and 2024
Revenue
Revenue by reportable segment and the related changes for the nine months ended September 30, 2025 and 2024 were as follows:

	Nine Months Ended September 30,
	2025		2024		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue:
United States	$320,340	80.8%	$299,593	79.0%	$20,747	6.9%
Europe	76,294	19.2%	79,547	21.0%	(3,253)	(4.1)
Total revenue	$396,634	100.0%	$379,140	100.0%	$17,494	4.6%

Our revenue increased $17.5 million, or 4.6%, for the nine months ended September 30, 2025 compared to the same period in 2024. By reportable segment, revenue in the United States increased $20.7 million, or 6.9%, for the nine months ended September 30, 2025 compared to the same period in 2024. Revenue in Europe decreased $3.3 million, or 4.1% for the nine months ended September 30, 2025 compared to the same period in 2024. International revenue was favorably impacted by $2.1 million during nine months ended September 30, 2025 compared to the same period in 2024 as a result of foreign currency movements, primarily the strengthening of the British Pound and Euro relative to the United States Dollar.
During the nine months ended September 30, 2025, we served 41,873 unique product developers and engineers, a decrease of 4.1% from the same period in 2024. During the nine months ended September 30, 2025, our customer contacts served decreased while our revenue grew. This was primarily due to our mix of customers served during the nine months ended September 30, 2025 as compared to the same period in 2024 and our strategic focus to earn larger orders from our customers as we strive to be their supplier of choice by serving their custom parts needs through the comprehensive offer of our factory and the Protolabs Network. Our revenue per customer contact grew 9.1% for the nine months ended September 30, 2025 compared to the same period in 2024.
Revenue by product line and the related changes for the nine months ended September 30, 2025 and 2024 were as follows:

	Nine Months Ended September 30,
	2025		2024		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue:
Injection Molding	$143,908	36.3%	$148,574	39.2%	$(4,666)	(3.1)%
CNC Machining	177,831	44.8	154,498	40.7	23,333	15.1
3D Printing	61,491	15.5	64,300	17.0	(2,809)	(4.4)
Sheet Metal	12,776	3.2	11,218	3.0	1,558	13.9
Other Revenue	628	0.2	550	0.1	78	14.2
Total Revenue	$396,634	100.0%	$379,140	100.0%	$17,494	4.6%

By product line, our revenue increase was driven by a 15.1% increase in CNC Machining revenue, a 13.9% increase in Sheet Metal revenue and a 14.2% increase in Other Revenue, partially offset by a 3.1% decrease in Injection Molding revenue and a 4.4% decrease in 3D Printing revenue in each case for the nine months ended September 30, 2025 compared to the same period in 2024.

Cost of Revenue, Gross Profit and Gross Margin
Cost of Revenue. Cost of revenue increased $12.0 million, or 5.8%, for the nine months ended September 30, 2025 compared to the same period in 2024, which was higher than the rate of revenue increase of 4.6% for the nine months ended September 30, 2025 compared to the same period in 2024. The increase in cost of revenue of $12.0 million was primarily driven by higher revenue volumes resulting in increases of $8.4 million in raw material and production and fulfillment related costs and $4.7 million in personnel and related costs, primarily due to incentive compensation related to our annual short-term incentive compensation plan, overtime, and medical related costs during the nine months ended September 30, 2025 compared to the same period in 2024, partially offset by decreases in equipment and facility-related costs of $1.1 million.
Gross Profit and Gross Margin. Gross profit increased $5.5 million, or 3.2%, for the nine months ended September 30, 2025 compared to the same period in 2024. Gross margin decreased from 45.2% in the nine months ended September 30, 2024 to 44.6% in the nine months ended September 30, 2025.
Operating Expenses, Other Income, net and Provision for Income Taxes
Marketing and Sales. Our Marketing and sales expenses increased $4.0 million, or 5.8%, during the nine months ended September 30, 2025 compared to the same period in 2024. The increase was driven by increases in personnel and related costs of $3.4 million, primarily due to incentive compensation related to commissions and our annual short-term incentive compensation plan and merit increases, and marketing program cost increases of $0.6 million during the nine months ended September 30, 2025 when compared to the same period in 2024.
Research and Development. Our research and development expenses increased $0.9 million, or 2.8%, during the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to personnel and related cost increases of $1.6 million, primarily related to incentive compensation related to our annual short-term incentive compensation plan, partially offset by decreases of $0.4 million in operating costs and $0.3 million in professional services.
General and Administrative. Our general and administrative expenses increased $3.6 million, or 7.3%, during the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to increases of $2.3 million in personnel and related costs, primarily related to the previously disclosed CEO transition that occurred during the nine months ended September 30, 2025 and incentive compensation related to our annual short-term incentive compensation plan, $1.6 million in administrative costs and $0.5 million in professional services, partially offset by decreases of $0.8 million in stock-based compensation.
Costs related to exit and disposal. Our decision to exit and close certain operations in Germany resulted in a $0.2 million expense related to the write-down of fixed assets and $0.1 million in professional services, partially offset by $0.1 million in personnel and related cost benefits during the nine months ended September 30, 2025. These items are the result of changes from the estimated amounts accrued in 2024 and the timing of employee separation payments. We had no costs related to exit and disposal activities during the nine months ended September 30, 2024.
Other loss, net. We recognized other income, net of $4.6 million for the nine months ended September 30, 2025, an increase of $1.1 million compared to other income, net of $3.5 million for the nine months ended September 30, 2024. Other income, net for the nine months ended September 30, 2025 primarily consisted of $3.5 million in interest income on investments, $0.6 million of other income and $0.5 million of foreign currency gains. Other income, net for the nine months ended September 30, 2024 primarily consisted of $3.9 million in interest income on investments and other income, partially offset by a $0.4 million of foreign currency losses.
Provision for Income Taxes. Our effective tax rate of 33.5% for the nine months ended September 30, 2025 increased 1.6% compared to 31.9% for the same period in 2024. The increase in the effective tax rate is primarily due to an increase in losses in jurisdictions that are not eligible for tax benefits due to valuation allowances. Our income tax provision of $7.7 million for the nine months ended September 30, 2025 decreased $0.3 million compared to our income tax provision of $8.0 million for the nine months ended September 30, 2024.

Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows during the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024
Net cash provided by operating activities	$58,053	$60,535
Net cash used in investing activities	(7,804)	(10,683)
Net cash used in financing activities	(35,887)	(46,004)
Effect of exchange rate changes on cash and cash equivalents	989	235
Net increase in cash and cash equivalents	$15,351	$4,083

Sources of Liquidity
Historically, we have primarily financed our operations and capital expenditures through cash flow from operations. We had cash and cash equivalents of $104.4 million as of September 30, 2025, an increase of $15.4 million from December 31, 2024. The increase in our cash was primarily due to cash provided by operating activities of $58.1 million, proceeds from call redemptions and maturities of marketable securities of $11.7 million, issuances of common stock from equity plans of $4.2 million and from the sale of equipment of $0.8 million, partially offset by $36.7 million in repurchases of common stock, $13.6 million for purchases of marketable securities, $6.8 million for purchases of property, equipment and other capital assets and $3.1 million of shares repurchased for tax obligations.
We believe that our existing cash and cash equivalents together with cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
Cash Flows from Operating Activities
Cash flows from operating activities were $58.1 million during the nine months ended September 30, 2025 and primarily consisted of net income of $15.2 million, adjusted for certain non-cash items, including depreciation and amortization of $25.7 million, stock-based compensation expense of $11.9 million, deferred taxes of $2.4 million, changes in operating assets and liabilities and other items totaling $2.4 million, and an impairments on a leased facility and fixed assets of $0.4 million. Cash flows from operating activities were $60.5 million during the nine months ended September 30, 2024 and primarily consisted of net income of $17.0 million, adjusted for certain non-cash items, including depreciation and amortization of $27.0 million, stock-based compensation expense of $12.7 million and changes in operating assets and liabilities and other items totaling $9.6 million and a non-cash impairment of equipment of equipment of $0.3 million, which were partially offset by deferred taxes of $6.1 million.
Cash flows from operating activities decreased $2.5 million during the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to changes in operating assets and liabilities and other items totaling $7.3 million, decreases in net income of $1.8 million, decreases in depreciation and amortization of $1.3 million, and decreases in stock-based compensation of $0.8 million, which were partially offset by increases in deferred taxes of $8.5 million and other property and equipment adjustments of $0.2 million.
Cash Flows from Investing Activities
Cash used in investing activities was $7.8 million during the nine months ended September 30, 2025, consisting of $6.0 million for net purchases of property, equipment and other capital assets and $1.8 million of purchases of marketable securities, net of proceeds from call redemptions and maturities.
Cash used in investing activities was $10.7 million during the nine months ended September 30, 2024, consisting of $8.3 million for net purchases of property, equipment and other capital assets and $2.4 million of purchases of marketable securities, net of proceeds from call redemptions and maturities.

Cash Flows from Financing Activities
Cash used in financing activities was $35.9 million during the nine months ended September 30, 2025, consisting of $36.7 million in repurchases of common stock, $3.1 million in purchases of shares withheld for tax obligations associated with equity transactions and $0.2 million for repayments of finance lease obligations, which were partially offset by $4.2 million in proceeds related to equity plans.
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
Critical Accounting Estimates
We have adopted various accounting policies to prepare the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these financial statements requires us to make estimates, judgements and assumptions. Our significant accounting policies and estimates are disclosed in Note 2 to the Consolidated Financial Statements included Part II, Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2024. There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2025.
Recent Accounting Pronouncements
For information on recent accounting pronouncements, see Note 2 to the Consolidated Financial Statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
We have not used forward contracts or currency borrowings to hedge our exposure to foreign currency risk. Foreign currency risk can be assessed by estimating the change in results of operations or financial position resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would generally not have a material impact on our financial position, but could have a material impact on our results of operations. We recognized foreign currency gains of less than $0.1 million and foreign currency losses of $0.1 million for the three months ended September 30, 2025 and 2024, respectively. We recognized foreign currency gains of $0.5 million and foreign currency losses of $0.4 million for the nine months ended September 30, 2025 and 2024, respectively. The changes in foreign exchange rates had a favorable impact on consolidated revenue of $1.2 million for the three months ended September 30, 2025 and a favorable impact on consolidated revenue of $2.1 million for the nine months ended September 30, 2025 compared to the same period in 2024.
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
Item 1A. Risk Factors
Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 includes a discussion of our risk factors. There have been no material changes from the risk factors described in our Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On February 4, 2025, our board of directors authorized a share repurchase program (the February 2025 Program). The February 2025 Program is open-ended and authorizes repurchases of shares of our common stock from time to time on the open market or in privately negotiated purchases, with a total stock repurchase authorized of up to $100 million. We have $63.3 million remaining under this authorization. The February 2025 Program does not obligate us to acquire any particular amount of shares of our common stock and remains in effect until the total authorized amount is expended or until further action by our board of directors. The actual timing, manner, number and value of shares repurchased under the February 2025 Program will be determined by our management in its discretion and will depend on several factors, including the market price of the Company's common stock, general market and economic conditions, applicable requirements, and other considerations.
During the three months ended September 30, 2025, we repurchased 258,454 shares of our common stock at a total purchase price of $12.8 million under this program. Common stock repurchase activity through September 30, 2025 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2025 through July 31, 2025	—	$—	—	$76,035
August 1, 2025 through August 31, 2025	174,571	$49.12	174,571	$67,460
September 1, 2025 through September 30, 2025	83,883	$49.51	83,883	$63,307
	258,454	$49.25	258,454	$63,307
Item 3. Defaults Upon Senior Securities
No matters to disclose.

Item 4. Mine Safety Disclosures
No matters to disclose.
Item 5. Other Information
On August 15, 2025, Michael R. Kenison, Chief Operations Officer of the Company, entered into a 10b5-1 sales plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. This 10b5-1 sales plan provides for (1) the sale of up to 10,681 shares of common stock related to the exercise of option awards granted to Mr. Kenison and (2) the sale of up to 7,500 shares of common stock related to vested restricted stock units granted to Mr. Kenison. This 10b5-1 sales plan will become effective on November 14, 2025 and will expire on June 12, 2026, or earlier completion of all authorized transactions under the plan.
On September 8, 2025, Oleg Ryaboy, Chief Technology Officer of the Company until October 3, 2025, entered into a 10b5-1 sales plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. This 10b5-1 sales plan provides for (1) the sale of up to 3,048 shares of common stock related to the exercise of option awards granted to Mr. Ryaboy, (2) the sale of up to 4,200 shares of common stock related to vested restricted stock units granted to Mr. Ryaboy and (3) the sale of shares of common stock related to the future vesting of up to 5,658 restricted stock units held by Mr. Ryaboy. The exact number of shares of common stock that will be sold under this 10b5-1 sales plan related to vesting of restricted stock units is not yet determinable because an unknown number of shares will be sold to satisfy tax withholding obligations in connection with the vesting of the restricted stock units covered by the plan. This 10b5-1 sales plan will become effective on December 8, 2025 and will expire on August 15, 2026, or earlier completion of all authorized transactions under the plan.
During the three months ended September 30, 2025, no other directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

3.3	Third Amended and Restated By-Laws of Proto Labs, Inc., as amended through November 15, 2022 (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K, filed on November 15, 2022).
10.1	Form of Executive Severance Agreement*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act**
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
*Filed herewith.
**Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Proto Labs, Inc.

Date: October 31, 2025	/s/ Suresh Krishna
Suresh Krishna
President and Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2025	/s/ Daniel Schumacher
Daniel Schumacher
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)