Form 10-K
period 2025-12-31
Proto Labs Inc
filed 2026-02-20
CIK 1443669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2025 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $0.9 billion.
As of February 17, 2026, there were 23,775,160 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2026 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. We expect to file such proxy statement with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
Certain of these factors and others are described in the discussion on risk factors that appears in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K and uncertainties are detailed in this and other reports and filings with the Securities and Exchange Commission (SEC). Other unknown or unpredictable factors also could have material adverse effects on our future results. We cannot guarantee future results, levels of activity, performance or achievements. Accordingly, you should not place undue reliance on these forward-looking statements. Finally, except as required by law, we expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

PART I
Item 1. Business
Overview
Proto Labs, Inc. was incorporated in Minnesota in 1999. The terms “Proto Labs,” "Protolabs," the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Proto Labs, Inc. and its subsidiaries.
We are the world’s fastest manufacturing service enabling companies across every industry to streamline production of quality parts throughout the entire product life cycle. From custom prototyping to end-use production, we support product developers, engineers, and supply chain teams along every phase of their manufacturing journey. Founded in 1999, we radically reduced the time needed to produce injection molding prototypes through complex software that automated the manufacturing process. Over the next two decades, we added computer numerical control ("CNC") machining, 3D printing, and sheet metal fabrication, and later acquired 3D Hubs, Inc ("Hubs") and launched the Protolabs Network, our global network of manufacturing partners (“MPs”). Our 25+ years of growth while expanding capabilities provide customers with the best digital manufacturing experience in the industry.
Our vision is accelerating innovation by revolutionizing manufacturing. Our mission is to shape the future by bringing customer ideas to life across every stage of the product life cycle. We accomplish this by offering a variety of manufacturing capabilities fulfilled through a combination of owned manufacturing factories ("Factory") and a worldwide network of premium manufacturing partners ("Network").
Our automated quoting and manufacturing systems are highly integrated with our manufacturing and fulfillment systems, which allow us to offer a vast array of manufacturing technologies in a variety of materials across a continuum of lead times and prices. Protolabs uses artificial intelligence (“AI”) in a number of different ways to improve our efficiency and the value we offer to customers, including: intelligent pricing and sourcing algorithms, automated quality inspection in injection molding, toolpath verification in CNC machining, software development, and various other AI end use cases. In the age of AI, we are well-positioned with our long history of leveraging technology to solve legacy manufacturing challenges and are deploying AI to power how we drive innovation to better serve our customers. AI is enabling us to move faster than ever before and continue to scale our business efficiently. Our highly differentiated manufacturing offerings are backed by an intellectual property portfolio of 60 patents, and over 60 additional trade secrets. Our patents are in the areas of methods of manufacturing (both subtractive and additive), software supporting methods of manufacturing, and pricing of parts.
Our technology-enabled digital engineering and manufacturing applications enable us to produce commercial-grade prototype and production plastic, metal, and liquid silicone rubber parts in as fast as one day. Since our inception, we have manufactured over 700 million parts, and served over 300,000 customers, including 95% of Fortune 100 companies in key industries.
Our customers engage with us throughout the lifecycle of their product, from early-stage prototyping through end-use production to end-of-life replacement and other parts needs that we fulfill through a combination of factories and MPs. Through our Factory operations, we manufacture prototype and low volume production parts for companies worldwide, who are under increasing pressure to bring their finished products to market faster than their competition. We utilize injection molding, CNC machining, 3D printing and sheet metal fabrication to manufacture custom parts for our customers. For most of our offerings, our proprietary technology eliminates most of the time-consuming and expensive skilled labor conventionally required to quote and manufacture parts. Using our technology, we have analyzed over 18 million unique part designs since inception.
Through the acquisition of Hubs (formerly 3D Hubs, Inc., recently rebranded to Protolabs Network) in 2021, we provide customers access to a global network of premium manufacturing partners who reside across North America, Europe and Asia. The manufacturing partner network, complements our in-house manufacturing, enabling us to significantly increase the size, complexity, breadth of manufacturing processes, lead times and prices of the parts we produce. Our hybrid manufacturing model (Factory and Network) integrates the speed, quality, and reliability of our in‑house manufacturing capabilities with the expanded capacity, specialized processes, and broader price and lead‑time flexibility offered by our MP network. This combined model enhances the value we deliver to customers and serves as a meaningful competitive differentiator in the digital manufacturing market.

Our customers conduct nearly all their business with us over the Internet. We target our products to the millions of product developers and engineers who use three-dimensional computer-aided design (3D CAD) software to design products across a diverse range of end-markets, to the procurement and supply chain professionals seeking to easily and efficiently source custom parts on-demand, and to a wide variety of customers seeking to purchase custom parts. We serve over 48,000 customers annually, ranging from the largest and most innovative organizations in the world, to entrepreneurs and small business owners. We believe our use of advanced technology enables us to offer significant advantages at competitive prices to many customers and is the primary reason we have become a leading supplier of custom parts.
We have established our operations in the United States and Europe. On October 21, 2024, the Company's board of directors approved a plan related to the Company's manufacturing facilities in Germany. The plan included the closure of the Company's prototype injection molding manufacturing facility in Eschenlohe, Germany, and the discontinuation of Direct Metal Laser Sintering 3D printing services through its 3D printing facility in Putzbrunn, Germany. The Company substantially completed the plan in the fourth quarter of 2025. The Company continues to offer all of its manufacturing services to customers across Europe, including injection molding and metal 3D printing through internal manufacturing facilities and a network of manufacturing partners.
We help customers accelerate product development and innovation by providing an efficient way for them to procure high-quality custom parts at competitive prices. We believe low-volume custom parts manufacturing has historically been an underserved market due to the inefficiencies inherent in the quotation, equipment set-up and non-recurring engineering processes required to produce custom parts. We also believe that there are a multitude of factors that are valuable to our customers that our offer uniquely provides, including speed to market, supply chain flexibility, access to a broad range of manufacturing capabilities and price & lead time options, reduced supply chain waste, and efficient sourcing of custom parts. Our customers typically partner with us for a variety of reasons, including:
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
•they need production parts for a product that will only be produced in a limited quantity and/or is highly customized;
•they need to support end-of-life production in a cost-effective manner;
•they want to avoid minimum order quantities or costs related to storing excess inventory;
•they need access to diverse, cost competitive manufacturing capabilities and value the convenience of working with a single supplier to match parts to the best producer;
•they need low- to mid-volumes of parts on an irregular schedule and prefer to order on-demand; or
•they want to consolidate vendors (even to one single-source supplier) of custom parts across their engineering and procurement functions.
In each of these instances, we believe our solution provides product developers, engineers, production buyers and other customers with an exceptional combination of speed, quality, competitive pricing, ease of use and reliability that they typically cannot find among conventional custom parts manufacturers, small and mid-sized regional/local manufacturers, or other competitors in our industry. Our technology enables us to ship parts not only with industry-leading speed as soon as the same day after receipt of a customer’s design submission, but also provides the flexibility to produce for our customers custom parts in the manufacturing processes and materials they want, with the flexible lead time they choose, at competitive prices.

Our primary manufacturing service lines are Injection Molding, CNC Machining, 3D Printing, and Sheet Metal. We continually seek to expand the range of size and geometric complexity of the parts we can make or source with these processes, to extend the variety of materials we are able to support, and to identify additional manufacturing processes to which we can apply our technology or incorporate into our manufacturing network in order to better serve the evolving preferences and needs of our customers. With the addition of the Protolabs Network in 2021, our global network of premium MPs significantly expands the breadth and depth of our manufacturing capabilities, enabling us to offer customers a wider variety of lead times and pricing options, and an expanded envelope of parts (manufacturing process, complexity, size, material, finishing options, etc.).
Industry Overview
We pioneered the digital manufacturing industry when we were founded in 1999 and have been recognized as a catalyst for the next generation wave of Industry 4.0. Traditional manufacturing exists as a fragmented collage of niche producers operating in disparate capacities along the supply chain. We strive to be the partner of choice for our customers, with a vast array of manufacturing solutions. We do this by providing our customers an eCommerce experience where they can upload their part design and receive a rapid (or instantaneous) quote coupled with design for manufacturability feedback, evaluate the costs and lead times for a variety of manufacturing processes, and easily order parts at quantities 1 to 1 million-plus. From the time they upload their design, we maintain a continuous digital thread of the part, which enables us to be nimble and adapt to the changing needs of our customer.
We believe there are trends disrupting the manufacturing industry today, including:
•Labor Shortages – Ongoing workforce shortages in manufacturing are accelerating investment in automation and smart-factory technologies. Protolabs is well ahead of this shift, leveraging automated digital manufacturing processes since 1999 to reduce labor dependency and increase efficiency.
•Vendor Consolidation – Businesses are increasingly consolidating vendors to streamline operations, maintain quality control, and reduce costs. Protolabs offers a wide range of manufacturing services so customers can source most of their custom parts needs, delivering to our customers improved speed, agility, cost-efficiency, and quality.
•Dynamic and Unpredictable Trade Policy Environment – Rapidly evolving trade policies and geopolitical uncertainty are driving companies to diversify and localize supply chains. Protolabs' manufacturing presence in the U.S. and Europe provides customers with resilient domestic sourcing options.
•SKU Proliferation – Increasing customization and variety in products is expanding SKU counts across industries, increasing demand for flexible, small‑batch, and rapid-turn manufacturing—capabilities core to Protolabs’ model.
•Shorter Product Life Cycles – As product life cycles compress, companies require faster prototyping, quicker design iteration, and agile low‑volume production. Protolabs’ digital manufacturing platform is purpose-built for these accelerated timelines.
The impacts of these trends include increased pressure on manufacturers to operate with greater agility, resilience, and efficiency as they navigate workforce constraints, supplier rationalization, shifting global trade dynamics, expanding product complexity, and faster innovation cycles. These forces are driving demand for partners who can provide rapid turnaround, flexible production capacity, digital solutions, and broad capabilities without the long lead times, capital commitments, or volume requirements of traditional manufacturing. Protolabs’ digital thread makes us ideally suited to solve these challenges for many manufacturing companies by offering world‑class speed, no minimum order quantities, broad manufacturing capabilities, and flexibility to adapt to demand volatility.
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
Our Growth Strategy
We currently operate in a global custom contract manufacturing market which is a form of outsourcing where companies enter into an arrangement or formal agreement with another company or individual for the manufacture of complete parts, products, or components. Since our inception, we have focused on areas where we could automate the manufacturing process via our digital model and we positioned ourselves to avoid routine, low margin, high-volume commoditized manufacturing. Our initial focus was on prototypes and simple parts and have added complexity over time, as well as adding production to our offer. We have added additional manufacturing services and expanded those services to meet the needs of our customers, which has ultimately driven our growth.
Initially, we focused on speed, reliability and quality as key components of our differentiation, and customers used us for production where there was a good fit. We have evolved from serving primarily fast response prototypes to broader customer use cases including higher requirements, such as a tighter tolerance, broader ranges of lead times and price points, and quality and process documentation to support production needs. We have further expanded our offering through Protolabs Network to be able to serve our customers more holistically, augmenting our Factory manufacturing capabilities with a network of premium manufacturing partners to serve customer needs outside of our internal manufacturing capabilities. Our goal is to be the fastest, most reliable, and most comprehensive provider of custom parts in our four manufacturing services. Combining our unprecedented in-house manufacturing with the broad capabilities and wide variety of price and lead time options through our manufacturing network expands our ability to provide value to our customers and differentiates us from competitors.
Protolabs’ long-term strategy is to serve customers across the entire lifecycle of a part—from prototype through production. To support this long-term strategy, we have aligned the organization around four strategic pillars:
•Elevate Customer Experience – remove friction across the customer journey to deliver a best-in-class experience and increase revenue per customer. Enable employees to serve customers more efficiently, driving faster growth.
•Accelerate Innovation – reaccelerate innovation across core manufacturing services to drive outsized growth and an accelerated pace of new releases. Leverage differentiated IP and deep manufacturing & engineering talent.

•Expand Production – take a deliberate, customer-led approach—prioritizing the right customers, applications, and capabilities. Begin with most strategic customers and scale over time.
•Drive Operational Efficiency – expand Factory and Network gross margins and capture operating expense leverage via efficiencies and productivity. Reallocate resources and funds to invest in the highest-priority growth initiatives.
Competition
The domestic and global markets for custom parts manufacturing are highly fragmented and subject to rapid and significant technological change. Our potential competitors include:
•Other custom parts manufacturers. There are thousands of alternative manufacturing machine shops, injection molding suppliers, sheet metal fabricators, and 3D printing service bureaus and vendors worldwide. While most of these manufacturers are local and regional small and mid-sized businesses, they range from very small specialty shops to large, high-volume production manufacturers.
•Brokers. There are an increasing number of digital brokers that offer a network of manufacturers, generally a subset of the other custom parts manufacturers described above, that can offer a diverse range of capabilities, capacity, competitive pricing and desired lead times to meet customer demand.
•Captive in-house manufacturing. Many larger companies undertaking product development have established 3D printing, CNC machining, injection molding, or sheet metal capabilities internally to support prototyping or manufacturing requirements of their product developers and engineers.
We believe that the key competitive factors in our industry include:
•Speed: turnaround time for quotations and parts;
•Reliability: reliable delivery and predictable lead times;
•Quality: dimensional accuracy, surface finish, color and cleanliness;
•Service: overall customer experience, from web interface to post-sales support;
•Capability: range of part sizes and dimensional complexities/tolerances supported, variety of manufacturing processes offered, materials supported and post-processing provided;
•Scale: ability to support thousands of part designs in parallel and increase production volumes while maintaining efficiency, quality, and cost-effectiveness;
•Capacity: ability to manage peaks in demand with no or very little disruption to lead times and quality, no minimum order quantity requirements; and
•Price: competitive part pricing, considering total cost of ownership.
We believe that our digital end-to-end manufacturing capabilities position us favorably and has enabled us to become a leader in our markets.
Corporate Responsibility and Sustainability
Our corporate responsibility and sustainability practices are built on a foundation of shared fundamental values. Our value statements are: We are one Team, We are Kind, We are Makers, We Win or We Learn and We Take Ownership. These values help us to deliver strong financial results that create value for our Company and our shareholders in a way that respects our communities and the environments in which we operate.
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
•Environmental Priorities
We are committed to having a positive impact on the environment. Our environmental key priorities include: nonrenewable energy use reduction and environmental compliance. We have devoted resources to manage increasing costs of energy, particularly in the European region, and sought opportunities to reduce our consumption of energy resources. We also embraced opportunities to shift our energy consumption to renewable resources.
In 2025, we again hosted InspirON in Europe, an online knowledge sharing event to focus on what design engineers need to consider when developing sustainable products for manufacturing. The event was designed to provide insight into designing more sustainable products and to explore how design can help make the manufacturing process greener and more efficient. The event covered topics ranging from: manufacturing innovation in the face of adversity, using rapid manufacturing to solve complex development challenges, and practical innovation for production methods.
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
Social
•Leadership
In 2025, our global human resources leadership advanced our initiatives to identify untapped talent as we continue to integrate operations of the factory and network. This work includes engaging employees throughout the global organization and rewarding those who are living our values through quarterly recognition of individuals and teams. We periodically conduct employee engagement surveys to identify and drive improvements in the Protolabs workplace where employee feedback is used to drive action plans to create an environment where our employees can do their best work. We strive to create a culture of accountability, ethical conduct, and operational excellence. Our leadership team is evaluated against performance goals tied to our strategic priorities and shareholder interest.
•Workforce Demographics
As of December 31, 2025, we had 2,280 full-time employees, including 1,627 full-time employees in the United States and 653 full-time employees in Europe. We also use independent contractors and other temporary employees across the organization to augment our regular staff. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.
We believe our employees are critical to our success and continually seek employee feedback to enhance employee engagement. In 2025 our attrition rates were 13.6% in both the United States and Europe. Our 2025 attrition rates include actions we took during the year to reduce our workforce in areas of the business that we are in the process of restructuring and transforming to improve operational efficiency and streamline the organization. Cost savings generated from these restructuring and transformation initiatives are being redeployed into technology investments, including enhancements to core systems, automation, and digital capabilities, to support growth in the Company's core business and further drive scale and efficiency.
•Compensation and Benefits
We believe our success depends on our ability to attract, retain and motivate a broad range of employees in a competitive and evolving environment. To support this objective, we maintain a competitive compensation program designed to align employee performance with company results. In determining employee compensation, our executive leadership team considers a number of factors, including individual and company performance, manager input, competitive market data from third party compensation surveys, our compensation philosophy and leadership experience. Annually, our executive leadership team reviews recommendations form managers regarding compensation levels based on an employee’s job performance, skills, experience, qualifications, and role within the organization. We also award long-term equity-based compensation to certain high performing employees and managers whose roles have significant impact on the creation of shareholder value.
We provide employee benefits that meet or exceed legal requirements. Our benefits programs include, but are not limited to, paid leave, retirement savings plans, health and dental coverage, and family related benefits including maternity , parental, family care, and childcare benefits. Overtime is performed and compensated in accordance with applicable law and the terms of the individual’s employment contract or other applicable contract or agreement.
•Education
We believe that investing in the education of our employees is critical to our success. We provide our employees with access to a robust learning management system that offers hundreds of courses on various topics ranging from compliance to leadership to job-specific skills. In 2025 , employees spent an average of 35 hours per employee in training sessions. We provide an Educational Assistance Program for employees, which offers financial assistance for both professional and personal development to inspire employees to continuously enhance their skills and knowledge. We have a customized leadership development program designed for current and aspiring managers in search of developing their leadership skills. The program provides training on topics that are aligned with our Leadership Principles and our Core Values. In 2025, we completed the third year of our mentorship program to provide opportunities for mentors and mentees to accelerate their personal and professional development through a one-on-one guided relationship.
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
•Charitable Giving
We pride ourselves in being a responsible corporate citizen through our Protolabs Foundation. We support several charitable causes with our Employee Matching, Community Grants, and Major Gifts Programs. The Foundation’s efforts serve as a sustaining investment in the future of the communities where our employees live and work, and a commitment to build talent to support the future employment needs of the manufacturing industry. Through our Foundation and employee led community involvement team, a wide variety of charitable activities are organized, including supporting Girls Who Code, packing meal boxes for Matter Box, and volunteering for Feed My Starving Children, and making financial contributions to charitable causes, many of which are matched through the Protolabs Foundation Employee Giving Program. Our financial support and our community outreach programs are intended to improve the quality of life in the communities where we have facilities.
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

Intellectual Property
We regard our patents, trademarks, service marks, trade dress, trade secrets, copyrights, domain names and other intellectual property as valuable to our business and rely on patent, trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, vendors and others to protect our proprietary rights. We register our patents, trademarks and service marks in the United States and other jurisdictions as we deem appropriate. As of December 31, 2025, we owned and had applications pending for patents relating to various aspects of our quoting and manufacturing processes as follows:

Jurisdiction	Issued Patents	Applications Pending
United States	60	6
United Kingdom	3	0
Netherlands	1	0
European Union	0	3
Our patents have expiration dates ranging from 2026 to 2045. We also owned approximately 17 registered United States trademarks or service marks as of December 31, 2025, with corresponding registered protection in Europe for the most important of these marks such as PROTO LABS, HUBS, PROTOLABS NETWORK, FIRSTCUT, PROTOMOLD, PROTOQUOTE, MANUFACTURING ACCELERATED, PROTOFLOW, MICROFINE and MICROFINE GREEN, corresponding approved protection in Canada for PROTO LABS, FIRSTCUT and FINELINE, and corresponding registered protection in Australia, Canada and Mexico for PROTOMOLD. There can be no assurance that the steps we take to protect our proprietary rights will be adequate or that third parties will not infringe or misappropriate such rights. We have been subject to claims and expect to be subject to legal proceedings and claims from time to time in the ordinary course of our business. In particular, we may face claims from third parties that we have infringed their patents, trademarks or other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. Any unauthorized disclosure or use of our intellectual property could make it more expensive to do business and harm our operating results.
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

Name	Age	Position
Suresh Krishna	57	President, Chief Executive Officer and Director
Daniel Schumacher	51	Chief Financial Officer
Marc Kermisch	52	Chief Technology & AI Officer
Michael R. Kenison	54	Chief Operations Officer
Executive officers of the Company are elected at the discretion of the board of directors. There are no family relationships between or among any of the executive officers or directors of the Company. There are no arrangements or understandings between any of the executive officers and any other persons pursuant to which they were selected as an officer.
Suresh Krishna. Mr. Krishna has served as our President and Chief Executive Officer since May 2025. Prior to joining Protolabs, Mr. Krishna most recently served as President and Chief Executive Officer of Northern Tool + Equipment, a manufacturer and retailer of tools and commercial equipment from April 2020 through November 2024. Prior to that, Mr. Krishna held operations and leadership roles at companies such as Sleep Number Corporation, Polaris Industries and UTC Fire & Security.
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

Marc Kermisch. Mr. Kermisch has served as our Chief Technology & AI Officer since October 2025. Prior to joining Proto Labs, Mr. Kermisch most recently served as Chief Technology Officer for Emergent Software, a full-stack technology company specializing in software development, cloud transformation, artificial intelligence (AI), and data engineering solutions from October 2024 through October 2025. Prior to that, Mr. Kermisch served as Global Chief Digital and Information Officer at Case New Holland, a manufacturer of agriculture and construction equipment where he focused on developing autonomous vehicles, precision farming applications, and electric powertrains from April 2021 through August 2024. Prior to Case New Holland, Mr. Kermisch served as Chief Technology Officer at Optum Rx, a pharmacy benefits manager from March 2020 through April 2021. Earlier in his career, he held executive leadership roles at Bluestem Brands and Redwing Shoe company, among others.

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
We believe that our continued revenue growth will depend on many factors, a number of which are out of our control, including among others, our ability to:
•retain and expand share of wallet in existing customer companies, as well as attract new customer companies;
•consistently execute on custom part orders in a consistent and timely manner that satisfies product developers’ and engineers’ needs and provides them with a superior experience;
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
•continue to attract and retain R&D professionals who will continue to expand our technologies; and
•respond to changing economic conditions which may negatively impact manufacturers' ability to innovate and bring new products to market.
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
We have established our operations in the United States and Europe and are seeking to further expand our international operations. Our international revenue accounted for approximately 19%, 21% and 21% of our total revenue in each of the years ended December 31, 2025, 2024 and 2023, respectively. The future growth and profitability of our international business is subject to a variety of risks and uncertainties. Many of the following factors have adversely affected our international operations and sales to customers located outside of the United States and may again in the future:
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
All of our in-house manufacturing products are produced in 9 manufacturing facilities, located in Rosemount, Minnesota; Plymouth, Minnesota; Brooklyn Park, Minnesota; Cary, North Carolina (2 facilities); Nashua, New Hampshire (2 facilities); Telford, United Kingdom; and Putzbrunn, Germany. These facilities and the manufacturing equipment we use would be costly to replace and could require substantial lead time to repair or replace. Our facilities may be harmed by natural or man-made disasters, including, without limitation, earthquakes, floods, tornadoes, fires, hurricanes and nuclear disasters.
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
•retaining key talent;
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
In particular, we plan to increase our research and development efforts and to continue to focus a significant portion of those efforts to further develop our technology in areas such as our interactive user interface and manufacturing processes and broaden the range of parts that we are able to manufacture. We believe successful execution of this part of our business plan is critical for our ability to compete in our industry and grow our business, and there are no guarantees we will be able to do so in a timely fashion, or at all. Failures in this area could adversely impact our operating results and harm our reputation and brand. Even if we are successful in executing in these areas, our industry is subject to rapid and significant technological change, and our competitors may develop new technologies, processes and product lines that are superior to ours. Our research and development costs were approximately $42.8 million, $41.3 million and $40.1 million for the years ended December 31, 2025, 2024 and 2023, respectively, and there is no guarantee that these costs will enable us to maintain or grow our revenue profitability. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for additional discussion related to research and development costs.
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
We are a multinational company based in the United States and subject to tax in multiple tax jurisdictions, both domestic and abroad. Our future effective tax rates could be adversely affected by changes in statutory tax rates or interpretation of tax rules, including those set forth in the One Big Beautiful Bill Act enacted in 2025, and regulations in jurisdictions in which we do business, changes in the amount of revenue or earnings in the countries with varying statutory tax rates, or by changes in the valuation of deferred tax assets and liabilities.
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
As a manufacturer of CNC-machined, injection-molded, 3D printed and sheet metal fabricated custom parts, we conform to certain international standards, including International Organization for Standardization, or ISO, for our facilities. The ISO standards to which we comply include the following:

Location	9001:2015	AS9100D	13485:2016	14001:2015	45001:2018
Headquarters, Minnesota, USA	Yes	Yes	No	No	No
Injection Molding, Minnesota, USA	Yes	No	No	No	No
CNC Machining, Minnesota, USA	Yes	Yes	No	No	No
3D Printing, North Carolina, USA	Yes	Yes	Yes	No	No
Sheet Metal, New Hampshire, USA	Yes	No	No	No	No
CNC Machining, New Hampshire, USA	Yes	Yes	No	No	No
Putzbrunn, DE	Yes	No	No	Yes	No
Telford, UK	Yes	No	No	Yes	Yes
Protolabs Network, Chicago, USA and Amsterdam, NL	Yes	Yes	No	No	No
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
In the year ended December 31, 2025, our common stock traded as high as $55.90 and as low as $29.59. The market for our common stock may become less active, liquid or orderly, which could depress the trading price of our common stock. Some of the factors, many of which are outside of our control, that may cause the market price of our common stock to fluctuate include:
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We have an enterprise-wide information security program designed to identify, protect, detect and respond to and manage reasonably foreseeable cybersecurity risks and threats. To protect our information systems from cybersecurity threats, we use various security tools that help prevent, identify, escalate, investigate, resolve and recover from identified vulnerabilities and security incidents in a timely manner. These include, but are not limited to, internal reporting, and monitoring and detection tools to allow our information security team members to assist us in identifying vulnerabilities in our systems before they are exploited by malicious threat actors. Our information security activities are overseen by our Chief Technology & AI Officer, who has over 25 years of experience in information technology, including security, encryption, system design, programming and compliance, and leaders from Information Technology, Legal and Finance teams, who have an average of 20 years of experience in information technology, security, compliance and auditing.
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
Our business strategy, results of operations and financial condition have not been materially affected by, and are not reasonably likely to be materially affected by, risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. For more information on our cybersecurity related risks, see Item 1A. Risk Factors of this Annual Report on Form 10-K.
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

We also leased office space in Mosbach, Germany; Le Bourget du Lac, France; Novara, Italy and Nacka, Sweden for sales, customer service and technical support staff. The leases expired at various times from 2024 to 2025.
We lease a facility in Amsterdam, Netherlands that encompasses approximately 12,000 square feet of office space utilized to support our outsourced manufacturing operations. In 2025, we exercised an option to extend the lease for 36 months. The lease expires in 2028.
In December 2025, the Company substantially completed the planned closure of the Eschenlohe, Germany location, where we leased a manufacturing and office facility encompassing approximately 21,000 square feet. The lease expires in 2029.
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
As of February 17, 2026 we had 24 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.
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
Performance Graph
The following graph shows a comparison from December 31, 2020 through December 31, 2025 of the cumulative total return for our common stock, the S&P 500 Index and the Russell 2000 Index. We have selected the Russell 2000 Index because the Russell 2000 Index measures the performance of the small market capitalization segment of U.S. equity instruments and we are a member company included in the Russell 2000 Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the S&P 500 Index and the Russell 2000 Index assume reinvestment of dividends.

Proto Labs Inc.
Total Return Performance
Index Value
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
12/31/20
6/30/21
12/31/21
6/30/22
12/31/22
6/30/23
12/31/23
6/30/24
12/31/24
6/30/25
12/31/25
Proto Labs, Inc
S&P 500
Russell 2000

Index	12/31/2020	6/30/2021	12/31/2021	6/30/2022	12/31/2022	6/30/2023	12/31/2023	6/30/2024	12/31/2024	6/30/2025	12/31/2025
Proto Labs, Inc.	100.00	59.84	33.47	31.19	16.64	22.79	25.40	20.14	25.48	26.10	32.98
S&P 500	100.00	114.41	126.89	100.78	102.22	118.49	126.99	145.38	156.59	165.20	182.25
Russell 2000	100.00	117.00	113.69	86.49	89.18	95.64	102.64	103.69	112.93	110.14	125.68
Unregistered Sales of Equity Securities and Issuer Purchases of Equity Securities
On February 4, 2025, our board of directors authorized a share repurchase program (February 2025 Program). The February 2025 Program is open-ended and authorizes repurchases of shares of our common stock from time to time on the open market or in privately negotiated purchases, with a total stock repurchase authorized of up to $100 million. We have $57.1 million remaining under this authorization. The February 2025 Program does not obligate us to acquire any particular amount of shares of our common stock and remains in effect until the total authorized amount is expended or until further action by our board of directors. The actual timing, manner, number and value of shares repurchased under the February 2025 Program will be determined by our management in its discretion and will depend on several factors, including the market price of the Company's common stock, general market and economic conditions, applicable requirements, and other considerations.

During the year ended December 31, 2025, we repurchased 974,025 shares at an average price of $44.08 per share for an aggregate purchase price of $42.9 million under the February 2025 Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1, 2025 through October 31, 2025	—	$—	—	$63,307
November 1, 2025 through November 30, 2025	93,905	$48.81	93,905	$58,723
December 1, 2025 through December 31, 2025	32,495	$50.99	32,495	$57,066
	126,400	$49.37	126,400	$57,066
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward- looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. This Management's Discussion and Analysis (MD&A) generally discusses fiscal years 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of fiscal year 2023 items and year-to-year comparisons between 2024 and 2023 are generally not included in this MD&A, and can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7. of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 21, 2025.
Overview
We are the world’s fastest manufacturing service enabling companies across every industry to streamline production of quality parts throughout the entire product life cycle. We manufacture prototypes and low-volume production parts for companies worldwide that are under increasing pressure to bring their finished products to market faster than their competition. We utilize injection molding, computer numerical control (CNC) machining, 3D printing and sheet metal fabrication to manufacture custom parts for our customers. Our proprietary technology eliminates most of the time-consuming and expensive skilled labor conventionally required to quote and manufacture parts. Through the acquisition of Hubs (formerly 3D Hubs, Inc., recently rebranded to Protolabs Network) in 2021, we provide our customers access to a global network of premium manufacturing partners who reside across North America, Europe and Asia. The manufacturing partner network, complements our in-house manufacturing, enabling us to significantly increase the size, complexity, breadth of manufacturing processes, lead times and prices of the parts we produce. Our customers conduct nearly all their business with us over the Internet. We target our products at the millions of product developers and engineers who use three-dimensional computer-aided design (3D CAD) software to design products across a diverse range of end-markets, to the procurement and supply chain professionals seeking to easily and efficiently source custom parts on-demand, and to a wide variety of customers seeking to purchase custom parts.
We currently operate in a global custom contract manufacturing market which is a form of outsourcing where companies enter into an arrangement or formal agreement with another company or individual for the manufacture of complete parts, products, or components. Since our inception, we have focused on areas where we could automate the manufacturing process via our digital model and we positioned ourselves to avoid routine, low margin, high-volume commoditized manufacturing. Our initial focus was on prototypes and simple parts and have added complexity over time, as well as adding production to our offer. We have added additional manufacturing services and expanded those services to meet the needs of our customers, which has ultimately driven our growth. We continually seek to expand the range of size and geometric complexity of the parts we can make or source with these processes, to extend the variety of materials we are able to support, and to identify additional manufacturing processes to which we can apply our technology or incorporate into our manufacturing network in order to better serve the evolving preferences and needs of our customers. As a result of the factors described above, many of our customers tend to return to Proto Labs to meet their ongoing needs, with approximately 96%, 95% and 95% of our revenue in the years ended December 31, 2025, 2024 and 2023, respectively, derived from existing customers.
We have established our operations in the United States and Europe. On October 21, 2024, the Company's board of directors approved a plan related to the Company's manufacturing facilities in Germany. The plan includes the closure of the Company's prototype injection molding manufacturing facility in Eschenlohe, Germany, and the discontinuation of Direct Metal Laser Sintering 3D printing services through its 3D printing facility in Putzbrunn, Germany. The Company substantially completed the plan during the fourth quarter of 2025.The Company continues to offer all its manufacturing services to customers across Europe, including injection molding and metal 3D printing through internal manufacturing facilities and a network of manufacturing partners. Previously we had established operations in Japan. Our revenue outside of the United States accounted for approximately 19% and 21% of our consolidated revenue in the years ended December 31, 2025 and 2024, respectively. We intend to continue to expand our international sales efforts and believe opportunities exist to serve the needs of customers in select new geographic regions.
Total revenue increased to $533.1 million in the year December 31, 2025 from $500.9 million in the year ended December 31, 2024. During this period, our operating expenses increased to $212.0 million in the year ended December 31, 2025 from $203.3 million in the year ended December 31, 2024. Historically, our growth in revenue has been accompanied by increased cost of revenues and operating expenses. We expect to increase investment in our operations to support anticipated future growth as discussed more fully below.
In addition, we believe that a number of trends affecting our industry have impacted our results of operations, which have increased our revenue and our operating expenses, and may continue to do so. For example, we believe that many of our target customers are facing trends, which are disrupting long-term product growth models. We believe our customers are facing increased pressure to shorten product life-cycles, to embed products with connectivity driven by the "internet of things" technology, and to deliver products that are personalized and customized to unique customer specifications. We believe we continue to be well positioned to benefit from these trends, given our proprietary technology that enables us to automate and integrate the majority of activities involved in procuring custom parts. As a result, the adoption of e-commerce manufacturing has accelerated, which allows opportunity for us to provide valuable solutions to customers looking to build resiliency in their supply chains through fast, on-demand manufacturers. While our business may be positively affected by these trends, our results may also be favorably or unfavorably impacted by other trends that affect customer orders for custom parts, including, among others, economic conditions, changes in customer preferences or needs, developments in our industry and among our competitors, and developments in our customers' industries. For a more complete discussion of the risks facing our business, see Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K.
Key Financial Measures and Trends
Revenue
Our operations are comprised of two geographic operating segments in the United States and Europe. On October 21, 2024, the Company's board of directors approved a plan related to the Company's manufacturing facilities in Germany. The plan includes the closure of the Company's prototype injection molding manufacturing facility in Eschenlohe, Germany, and the discontinuation of Direct Metal Laser Sintering 3D printing services through its 3D printing facility in Putzbrunn, Germany. The Company substantially completed the plan in the fourth quarter of 2025. These services will be fulfilled through internal manufacturing facilities and a network of manufacturing partners.
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
The following table summarizes our unique customer contacts and revenue per customer contact:

	Year Ended December 31,
	2025	2024	2023
Revenue (in thousands)	$533,127	$500,890	$503,877
Customer contacts	48,415	51,552	53,464
Revenue per customer contact[1]	$11,012	$9,716	$9,425

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
During 2025, we served 48,415 unique customer contacts who purchased our products through our web-based customer interface, a decrease of 6.1% over the same period in 2024. Our customer contacts served decreased while our revenue increased. This was primarily due to our mix of customers served in 2025 as compared to 2024 and our strategic focus to earn larger orders from our customers as we strive to be their supplier of choice by serving their custom parts needs through the comprehensive offer of our factory and the Protolabs Network. Our revenue per customer contact grew 13.3% as compared to 2024.
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

Operating Expenses
Operating expenses consist of marketing and sales, research and development, general and administrative expenses, restructuring and transformation costs and costs related to disposal and exit activities. Personnel-related costs are the most significant component in each of these categories.
Our business strategy is to serve customers across the entire lifecycle of a part—from prototype through production. In order to achieve our goals, we anticipate continued substantial investments in technology and personnel, resulting in increased operating expenses in the future.
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
Restructuring and transformation costs. Costs related to actions taken to improve operational efficiency and streamline the organization. Such costs include employee severance and related benefits, professional fees, and other charges in connection with organizational realignments. Cost savings generated from these restructuring and transformation initiatives are being redeployed primarily into technology investments, including enhancements to core systems, automation, and digital capabilities, to support growth in the Company's core business and further drive scale and efficiency.
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
Provision for Income Taxes
Provision for income taxes is comprised of federal, state, local and foreign taxes based on pre-tax income. Overall, our effective tax rate for 2025 and beyond may differ from historical effective tax rates due to changes in losses in foreign operations that are not eligible for tax benefits on account of valuation allowances, as well as any future tax law changes that may impact the effective tax rate.

Results of Operations
The following table summarizes our results of operations and the related changes for the periods indicated. The results below are not necessarily indicative of the results for future periods.

	Year Ended December 31,				Change		Year Ended December 31,				Change
(dollars in thousands)	2025		2024		$	%	2024		2023		$	%

Revenue	$533,127	100.0%	$500,890	100.0%	$32,237	6.4	$500,890	100.0%	$503,877	100.0%	$(2,987)	(0.6)
Cost of revenue	295,990	55.5	277,690	55.4	18,300	6.6	277,690	55.4	281,884	55.9	(4,194)	(1.5)
Gross profit	237,137	44.5	223,200	44.6	13,937	6.2	223,200	44.6	221,993	44.1	1,207	0.5
Operating expenses:
Marketing and sales	98,315	18.4	92,073	18.4	6,242	6.8	92,073	18.4	87,688	17.4	4,385	5.0
Research and development	42,808	8.0	41,298	8.2	1,510	3.7	41,298	8.2	40,135	8.0	1,163	2.9
General and administrative	69,813	13.1	64,333	12.8	5,480	8.5	64,333	12.8	65,788	13.1	(1,455)	(2.2)
Restructuring and transformation costs	749	0.1	—	—	749	*	—	—	—	—	—	—
Costs related to disposal and exit activities	342	0.1	5,585	1.1	(5,243)	*	5,585	1.1	215	—	5,370	*
Total operating expenses	212,027	39.8	203,289	40.6	8,738	4.3	203,289	40.6	193,826	38.5	9,463	4.9
Income from operations	25,110	4.7	19,911	4.0	5,199	26.1	19,911	4.0	28,167	5.6	(8,256)	29.3
Other income (expense), net	5,952	1.1	4,761	0.9	1,191	25.0	4,761	0.9	(215)	(0.1)	4,976	*
Income before income taxes	31,062	5.8	24,672	4.9	6,390	25.9	24,672	4.9	27,952	5.5	(3,280)	(11.7)
Provision for income taxes	9,821	1.8	8,079	1.6	1,742	21.6	8,079	1.6	10,732	2.1	(2,653)	(24.7)
Net income	$21,241	4.0%	$16,593	3.3%	$4,648	28.0%	$16,593	3.3%	$17,220	3.4%	$(627)	3.6%

*Percentage change not meaningful
Stock-based compensation expense included in the statements of comprehensive income data above is as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023

Stock options and other	$14,376	$15,691	$14,550
Employee stock purchase plan	1,353	1,308	1,439
Total stock-based compensation expense	$15,729	$16,999	$15,989

Cost of revenue	$1,792	$1,935	$1,840
Operating expenses:
Marketing and sales	3,317	3,112	3,426
Research and development	2,826	2,721	2,556
General and administrative	7,794	9,231	8,167
Total stock-based compensation expense	$15,729	$16,999	$15,989

Comparison of Years Ended December 31, 2025 and 2024
Revenue
Revenue by reportable segment and the related changes for 2025 and 2024 is summarized as follows:

	Year Ended December 31,
	2025		2024		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue
United States	$432,326	81.1%	$396,192	79.1%	$36,134	9.1%
Europe	100,801	18.9	104,698	20.9	(3,897)	(3.7)
Total revenue	$533,127	100.0%	$500,890	100.0%	$32,237	6.4%

Our revenue increased $32.2 million, or 6.4%, for 2025 compared with 2024. By reportable segment, revenue in the United States increased $36.1 million, or 9.1%, for 2025 compared with 2024. Revenue in Europe decreased $3.9 million, or 3.7%, for 2025 compared with 2024. International revenue was positively impacted by $3.5 million during 2025 compared to the same period in 2024 as a result of foreign currency movements, primarily the strengthening of the British Pound and Euro relative to the United States Dollar.
During 2025, we served 48,415 unique customer contacts, a decrease of 6.1% over 2024. Our customer contacts served decreased while our revenue grew. This was primarily due to our mix of customers served in 2025 as compared to 2024 and our strategic focus to earn larger orders from our customers as we strive to be their supplier of choice by serving their custom parts needs through the comprehensive offer of our factory and the Protolabs Network. Our revenue per customer contact grew 13.3% as compared to 2024.
Revenue by product line and the related changes for 2025 and 2024 is summarized as follows:

	Year Ended December 31,
	2025		2024		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%

Revenue
Injection Molding	$191,521	35.9%	$194,215	38.8%	$(2,694)	(1.4%)
CNC Machining	243,327	45.6	206,887	41.3	36,440	17.6
3D Printing	80,298	15.1	83,767	16.7	(3,469)	(4.1)
Sheet Metal	17,160	3.2	15,265	3.0	1,895	12.4
Other Revenue	821	0.2	756	0.2	65	8.6
Total revenue	$533,127	100.0%	$500,890	100.0%	$32,237	6.4%

By product line, our revenue increase was driven by a 17.6% increase in CNC Machining revenue, a 12.4% increase in Sheet Metal revenue, and a 8.6% increase in Other Revenue, which was partially offset by a 4.1% decrease in 3D Printing revenue, and 1.4% decrease in Injection Molding revenue, in each case for 2025 compared with 2024.

Cost of Revenue, Gross Profit and Gross Margin
Cost of Revenue. Cost of revenue increased $18.3 million, or 6.6%, for 2025 compared to 2024, which was more than the rate of revenue increase of 6.4% for 2025 compared to 2024. The increase in the cost of revenue of $18.3 million was driven by higher revenue volumes resulting in an increase of $12.3 million in raw material and production and fulfillment related costs and $7.6 million in personnel related costs, primarily due to incentive compensation related to our annual short-term incentive compensation plan, overtime and medical related costs in 2025 compared with 2024, partially offset by decreases in equipment and facility-related and other costs of $1.6 million.
Gross Profit and Gross Margin. Gross profit increased to $237.1 million in 2025 from $223.2 million in 2024. Gross margin decreased to 44.5% of revenue in 2025 from 44.6% in 2024.
Operating Expenses
Marketing and Sales. Marketing and sales expense increased $6.2 million, or 6.8%, for 2025 compared to 2024, primarily due to increases in personnel and related costs of $5.0 million, primarily due to incentive compensation related to commissions and our annual short-term incentive compensation plan and merit increases, and marketing program cost increases of $1.2 million.
Research and Development. Our research and development expense increased $1.5 million, or 3.7%, for 2025 compared to 2024 primarily due to personnel and related cost increases of $2.2 million, primarily related to incentive compensation related to our annual short-term incentive compensation plan and merit increases, partially offset by decreases of $0.4 million in operating costs and $0.3 million in professional services.
General and Administrative. Our general and administrative expense increased $5.5 million, or 8.5%, for 2025 compared to 2024 primarily due to increases of $3.6 million in personnel and related costs, primarily related to the previously disclosed CEO transition that occurred in 2025, and incentive compensation related to our annual short-term incentive compensation plan, $2.3 million of administrative costs, $1.0 million of professional services, which were partially offset by a decrease $1.4 million in stock-based compensation.
Restructuring and transformation costs. Restructuring and transformation costs include expenses related to actions taken to improve operational efficiency and streamline the organization and result in $0.7 million in operating expenses during 2025 primarily related to severance and related benefit costs. We had no restructuring and transformation costs in 2024.
Costs related to disposal and exit activities. Our decision to exit and close certain operations in Germany resulted in $0.3 million in operating expenses during 2025 primarily related to the write down of fixed assets and other related costs. These items are the result of changes from the estimated amounts accrued in 2024 and the timing of employee separation payments. Costs related to disposal and exit activities for 2024 primarily consisted of $3.3 million of severance and $2.3 million related to the write-down of fixed assets.
Income from Operations
Income from operations increased $5.2 million, or 26.1%, for 2025 compared with 2024. By reportable segment, income from operations for the United States increased $12.4 million for 2025 compared with 2024. Loss from operations for Europe increased $1.6 million for 2025 compared with 2024, which was primarily driven by lower revenue volumes, negative operating leverage and $0.3 million in operating expenses associated with our decision to exit and close certain operations in Germany. Loss from operations included in Corporate Unallocated increased $5.6 million for 2025 compared with 2024.
Other Income (Expense), Net and Provision for Income Taxes
Other Income (Expense), Net. We recognized other income, net of $6.0 million in 2025, an increase of $1.2 million compared to other income, net of $4.8 million for 2024. Other expense, net for 2025 primarily consisted of $5.4 million of interest income on investments and other income and $0.6 million of foreign currency and other gains. Other income, net for 2024 primarily consisted of $5.4 million of interest income on investments and other income, partially offset by $0.4 million of foreign currency losses and $0.2 million of interest expense and other expenses.

Provision for Income Taxes. Our income tax provision increased by $1.7 million for 2025 when compared to 2024. The increase in the provision is primarily due to an increase in operating income, as well as 2024 including a one-time reduction in deferred tax liabilities from being revalued at a lower state tax rate, that did not repeat in 2025. Our effective tax rate of 31.6% for 2025 decreased 1.1% compared to 32.7% for the same period in 2024, primarily due to a decrease in losses in foreign operations that are not eligible for tax benefits on account of valuation allowances, as well as a decrease in tax expense from the vesting of restricted stock and the exercise of stock options, partially offset by 2024 including a one-time reduction in deferred tax liabilities from being revalued at a lower state tax rate, that did not repeat in 2025.
Comparison of Years Ended December 31, 2024 and 2023
For a comparison of our results of operations for fiscal years ended December 31, 2024 and December 31, 2023, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 21, 2025.
Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023

Net cash provided by operating activities	$74,504	$77,829	$73,274
Net cash used in investing activities	(13,410)	(13,580)	(4,552)
Net cash used in financing activities	(40,366)	(58,550)	(41,858)
Effect of exchange rates on cash and cash equivalents	1,027	(418)	368
Net (decrease) increase in cash and cash equivalents	$21,755	$5,281	$27,232

Sources of Liquidity
We finance our operations and capital expenditures through cash flow from operations. We had cash and cash equivalents of $110.8 million as of December 31, 2025, an increase of $21.8 million from December 31, 2024. The increase in our cash was primarily due to cash generated through operations of $74.5 million, which was partially offset by cash used in financing activities of $40.4 million, primarily for repurchases of common stock of $43.0 million and purchases of shares withheld for tax obligations of $3.4 million, which was partially offset by cash proceeds from the issuance of common stock from equity plans of $6.3 million and cash used in investing activities of $13.4 million, consisting primarily of net purchases of property, equipment and other capital assets of $14.0 million, partially offset by net proceeds from marketable securities of $0.6 million. We had cash and cash equivalents of $89.1 million as of December 31, 2024, an increase of $5.3 million from December 31, 2023. The increase in our cash was primarily due to cash generated through operations of $77.8 million, which was partially offset by cash used in investing activities of $13.6 million, consisting primarily of net purchases of property, equipment and other capital assets of $9.1 million and net purchases of marketable securities of $4.4 million, and cash used in financing activities of $58.6 million, primarily for repurchases of common stock of $60.3 million and purchases of shares withheld for tax obligations of $2.0 million, which was partially offset by cash proceeds from the issuance of common stock from equity plans of $4.0 million.
As of December 31, 2025, the amount of cash and cash equivalents held by foreign subsidiaries was $9.3 million. Our intent is to continue to reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We believe that our existing cash and cash equivalents together with cash generated from operations will be sufficient to meet our working capital expenditure requirements for at least the next 12 months.

Cash Flows from Operating Activities
Cash flow from operating activities of $74.5 million during 2025 primarily consisted of net income of $21.2 million, adjusted for certain non-cash items, including depreciation and amortization of $33.8 million, stock-based compensation expense of $15.7 million, deferred taxes of $2.9 million, non-cash fixed asset impairment charges primarily related to the exit of certain operations in Germany $0.4 million, and changes in operating assets and liabilities and other items totaling $0.3 million. The cash flow from operating activities during 2025 compared to 2024 decreased $3.3 million primarily due to changes in operating assets and liabilities and other of $10.6 million, a decrease in non-cash fixed impairment charges primarily related to certain operations in Germany during 2024 of $2.1 million, a decrease in depreciation and amortization of $2.0 million, decreases in stock-based compensation of $1.3 million, which were partially offset by increases in deferred taxes of $8.1 million and net income of $4.6 million.
Cash flow from operating activities of $77.8 million during 2024 primarily consisted of net income of $16.6 million, adjusted for certain non-cash items, including depreciation and amortization of $35.8 million, stock-based compensation expense of $17.0 million, changes in operating asset and liabilities and other items totaling $11.0 million and non-cash fixed asset impairment charges related to the exit of certain operations in Germany of $2.6 million, which were partially offset by changes in deferred taxes of $5.2 million. The cash flow from operating activities during 2024 compared to 2023 increased $4.6 million primarily due to changes in operating assets and liabilities of $5.4 million, non-cash fixed asset impairment charges primarily related to certain operations in Germany of $2.6 million, increases in deferred taxes of $2.5 million, increases in stock-based compensation of $1.0 million and other items of $0.3 million, which were partially offset by decreases in foreign currency translation losses of $3.9 million, depreciation and amortization of $1.7 million, interest on finance lease obligations of $1.0 million and net income $0.6 million.
Cash Flows from Investing Activities
Cash used in investing activities was $13.4 million for the year ended December 31, 2025, consisting of $14.0 million for the net purchases of property, equipment and other capital assets, partially offset by $0.6 million in net proceeds from maturities of marketable securities.
Cash used in investing activities was $13.6 million for the year ended December 31, 2024, consisting of $9.1 million for the net purchases of property, equipment and other capital assets and $4.4 million of net purchases of marketable securities.
Cash Flows from Financing Activities
Cash used in financing activities was $40.4 million for the year ended December 31, 2025, consisting of $43.0 million in repurchases of common stock, $3.4 million in shares withheld for tax obligations associated with equity transactions, and $0.3 million for repayments of finance lease obligations, which were partially offset by $6.3 million in proceeds from issuance of common stock from equity plans.
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
Contractual Obligations
As of December 31, 2025, our contractual obligations are $3.0 million related to current and long-term operating and finance lease liabilities and $9.6 million related to unsatisfied performance obligations for revenue generating contracts with an original expected length of one year or less.
Financing Arrangements
We had no financing arrangements as of December 31, 2025 and 2024.
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
If performing the impairment test, we would determine the fair value of our reporting units through the income approach by using discounted cash flow (DCF) analyses. Determining fair value requires us to make judgments about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis for each reporting unit are based on the reporting unit's budget, long-term business plan and recent operating performance. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting unit and market conditions. Given the inherent uncertainty in determining the assumptions underlying a DCF analysis, actual results may differ from those used in our valuations.
For the fiscal year 2025 annual impairment assessment, the Company performed a qualitative assessment for the United States reporting unit, since it is the only reporting unit with goodwill, and determined there were no indicators of impairment and it was more likely than not that the fair value of the United States reporting unit exceeded its carrying value.
Other Intangible Assets
We recognize other intangibles assets in accordance with ASC 350, Intangibles—Goodwill and Other. Other intangible assets include software technology, customer relationships and other intangible assets acquired from independent parties. We used a multi-period excess earnings method under the income approach to measure the software platform when acquired through an acquisition. The significant assumptions used to estimate the value of the software platform included forecasted annual revenue growth, gross margin rates, operating expenses as a percentage of sales and the weighted-average cost of capital, which are affected by our business plans and expectations about future market or economic conditions. Other intangible assets with a definite life are amortized over a period ranging from two to 12 years on a straight line basis, and are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows generated by the asset. As of December 31, 2025, no impairment charges for intangible assets have been recognized.

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
The fair value of each new employee option awarded was estimated on the date of grant for the periods below using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2025	2024	2023

Risk-free interest rate	3.80 - 4.17%	4.28 - 4.30%	3.55 - 4.55%
Expected life (years)	6.25	6.25	2.00 - 6.25
Expected volatility	52.05 -52.99%	50.62 -53.17%	49.23 -55.92%
Expected dividend yield	0%	0%	0%
Weighted average grant date fair value	$22.01	$18.17	$16.36

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

The fair value of each offering period was estimated using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2025	2024	2023

Risk-free interest rate	3.67 - 4.29%	4.29 - 5.16%	4.60 - 5.16%
Expected life (months)	6.00	6.00	6.00
Expected volatility	39.13 - 65.60%	30.97 - 65.60%	47.38 - 67.84%
Expected dividend yield	0%	0%	0%

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
We recognize stock-based compensation expense on a straight-line basis over the requisite service period. We recorded stock-based compensation expense relating to stock options, restricted stock awards, performance stock units and our ESPP of $15.7 million, $17.0 million and $16.0 million during the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, we had $2.7 million of unrecognized stock-based compensation costs related to unvested stock options that are expected to be recognized over a weighted average period of 2.8 years. We issued options to purchase 147,664, 140,405 and 186,804 shares of our common stock during the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, we had $16.6 million of unrecognized stock-based compensation costs related to unvested restricted stock, which is expected to be recognized over a weighted average period of 2.7 years. We issued restricted stock awards of 312,953, 377,961 and 410,682 shares of our common stock during the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, we had $6.6 million of unrecognized stock-based compensation costs related to unvested performance stock, which is expected to be recognized over a weighted average period of 2.0 years. We issued performance stock awards of 160,939, 79,436 and 71,295 shares of our common stock during the years ended December 31, 2025, 2024 and 2023, respectively.
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
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. The Company recognizes the effect of income tax positions only if sustaining those positions is more likely than not. The Company records penalties and interest related to unrecognized tax benefits in income taxes in the Company’s Consolidated Statements of Income. Including interest and penalties, we have established a liability for uncertain tax positions of $4.3 million as of December 31, 2025.
The effective tax rate decreased by 1.1% for the year ended December 31, 2025 when compared to 2024 primarily due to a decrease in losses in foreign operations that are not eligible for tax benefits on account of valuation allowances, as well as a decrease in tax expense from the vesting of restricted stock and the exercise of stock options, partially offset by 2024 including a one-time reduction in deferred tax liabilities from being revalued at a lower state tax rate, that did not repeat in 2025.
Recently adopted accounting pronouncements
See Item 8 of Part II, "Financial Statements and Supplementary Data - Note 2 — Summary of Significant Accounting Policies - Recently adopted accounting pronouncements and Recently issued accounting pronouncements."

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
Foreign Currency Risk
As a result of our foreign operations, we have revenue, expenses, assets and liabilities that are denominated in foreign currencies. We generate revenue and incur production costs and operating expenses in British Pound and Euro.
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
We have not used forward contracts or currency borrowings to hedge our exposure to foreign currency risk. Foreign currency risk can be assessed by estimating the change in results of operations or financial position resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would generally not have a material impact on our financial position, but could have a material impact on our results of operations. During the year ended December 31, 2023, we recognized a foreign currency translation loss of $3.9 million in connection with completing the closure of our Japan business. We recognized net foreign currency gains of $0.6 million and losses of $0.4 million for the years ended December 31, 2025 and 2024, respectively.

Item 8. Financial Statements and Supplementary Data
Proto Labs, Inc.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Proto Labs, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Proto Labs, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2026 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

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
February 20, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Proto Labs, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Proto Labs, Inc.'s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Proto Labs, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 20, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Minneapolis, Minnesota
February 20, 2026

Proto Labs, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2025	2024

Assets
Current assets
Cash and cash equivalents	$110,826	$89,071
Short-term marketable securities	17,297	14,019
Accounts receivable, net of allowance for credit losses of $2,668 and $1,975 as of December 31, 2025 and December 31, 2024, respectively	78,962	66,504
Inventory	14,401	12,305
Prepaid expenses and other current assets	9,590	10,049
Income taxes receivable	2,465	2,906
Total current assets	233,541	194,854
Property and equipment, net	215,261	227,263
Goodwill	273,991	273,991
Other intangible assets, net	18,612	21,422
Long-term marketable securities	14,308	17,773
Operating lease assets	2,836	2,993
Finance lease assets	424	692
Other long-term assets	4,442	4,524
Total assets	$763,415	$743,512

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$15,104	$15,504
Accrued compensation	23,674	16,550
Accrued liabilities and other	26,783	19,621
Current operating lease liabilities	1,155	1,287
Current finance lease liabilities	286	309
Total current liabilities	67,002	53,271
Long-term operating lease liabilities	1,606	1,633
Long-term finance lease liabilities	—	287
Long-term deferred tax liabilities	16,598	13,565
Other long-term liabilities	4,277	4,605
Total liabilities	89,483	73,361

Shareholders' equity
Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding 0 shares as of December 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.001 par value, authorized 150,000,000 shares; issued and outstanding 23,627,422 and 24,226,088 shares as of December 31, 2025 and December 31, 2024, respectively	24	24
Additional paid-in capital	454,120	453,705
Retained earnings	240,764	244,406
Accumulated other comprehensive loss	(20,976)	(27,984)
Total shareholders' equity	673,932	670,151
Total liabilities and shareholders' equity	$763,415	$743,512

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Comprehensive Income
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023

Statements of Operations:
Revenue	$533,127	$500,890	$503,877
Cost of revenue	295,990	277,690	281,884
Gross profit	237,137	223,200	221,993
Operating expenses
Marketing and sales	98,315	92,073	87,688
Research and development	42,808	41,298	40,135
General and administrative	69,813	64,333	65,788
Restructuring and transformation costs	749	—	—
Costs related to disposal and exit activities	342	5,585	215
Total operating expenses	212,027	203,289	193,826
Income from operations	25,110	19,911	28,167
Other income (expense), net	5,952	4,761	(215)
Income before income taxes	31,062	24,672	27,952
Provision for income taxes	9,821	8,079	10,732
Net income	$21,241	$16,593	$17,220

Net income per share:
Basic	$0.89	$0.66	$0.66
Diluted	$0.88	$0.66	$0.66

Shares used to compute net income per share:
Basic	23,922,703	25,096,117	26,186,533
Diluted	24,245,199	25,212,178	26,223,498

Other Comprehensive Income, net of tax
Foreign currency translation adjustments	$6,813	$(228)	$5,365
Net unrealized gains on investments in securities	195	257	977
Comprehensive income	$28,249	$16,622	$23,562

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Shareholders' Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount

Balance at December 31, 2022	26,888,425	27	473,740	258,236	(34,355)	697,648
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	266,453	—	2,399	—	—	2,399
Stock-based compensation expense	—	—	15,989	—	—	15,989
Repurchases of Common Stock	(1,432,921)	(1)	(25,244)	(19,058)	—	(44,303)
Net income			—	17,220	—	17,220
Other comprehensive income
Foreign currency translation adjustment			—	—	5,365	5,365
Net unrealized gains (losses) on investments in securities			—	—	977	977
Comprehensive loss						23,562
Balance at December 31, 2023	25,721,957	$26	$466,884	$256,398	$(28,013)	$695,295
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	278,189	—	2,020	—	—	2,020
Stock-based compensation expense	—	—	16,999	—	—	16,999
Repurchases of Common Stock	(1,774,058)	(2)	(32,198)	(28,585)	—	(60,785)
Net income			—	16,593	—	16,593
Other comprehensive income (loss)
Foreign currency translation adjustment			—	—	(228)	(228)
Net unrealized gains (losses) on investments in securities			—	—	257	257
Comprehensive income						16,622
Balance at December 31, 2024	24,226,088	$24	$453,705	$244,406	$(27,984)	$670,151
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	375,359	1	2,927	—	—	2,928
Stock-based compensation expense	—	—	15,729	—	—	15,729
Repurchases of Common Stock	(974,025)	(1)	(18,241)	(24,883)	—	(43,125)
Net income			—	21,241	—	21,241
Other comprehensive income
Foreign currency translation adjustment			—	—	6,813	6,813
Net unrealized gains (losses) on investments in securities			—	—	195	195
Comprehensive income						28,249
Balance at December 31, 2025	23,627,422	$24	$454,120	$240,764	$(20,976)	$673,932

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2025	2024	2023

Operating activities
Net income	$21,241	$16,593	$17,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,814	35,808	37,528
Stock-based compensation expense	15,729	16,999	15,989
Deferred taxes	2,912	(5,153)	(7,656)
Interest on finance lease obligations	20	33	1,055
Loss on foreign currency translation	—	—	3,906
Loss on impairment of equipment	—	256	—
Impairments related to exit and closure of Germany business	448	2,333	—
Gain on disposal of property and equipment	(4)	(13)	(498)
Other	(223)	1	154
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(12,479)	9,650	2,727
Inventories	(2,113)	1,258	112
Prepaid expenses and other	1,009	(560)	4,203
Income taxes	508	(691)	1,823
Accounts payable	(333)	480	(1,838)
Accrued liabilities and other	13,975	835	(1,451)
Net cash provided by operating activities	74,504	77,829	73,274

Investing activities
Purchases of property, equipment and other capital assets	(14,842)	(9,169)	(28,116)
Proceeds from sales of property, equipment and other capital assets	834	34	699
Purchases of other assets and investments	—	—	(1,000)
Purchases of marketable securities	(17,015)	(25,070)	—
Proceeds from sales of marketable securities	—	1,416	—
Proceeds from maturities of marketable securities	17,613	19,209	23,865
Net cash used in investing activities	(13,410)	(13,580)	(4,552)

Financing activities
Proceeds from issuance of common stock from equity plans	6,340	4,019	3,835
Purchases of shares withheld for tax obligations	(3,434)	(1,995)	(1,436)
Repurchases of common stock and other	(42,963)	(60,278)	(43,951)
Principal repayments of finance lease obligations	(309)	(296)	(306)
Net cash used in financing activities	(40,366)	(58,550)	(41,858)
Effect of exchange rate changes on cash and cash equivalents	1,027	(418)	368
Net increase (decrease) in cash and cash equivalents	21,755	5,281	27,232
Cash and cash equivalents, beginning of period	89,071	83,790	56,558
Cash and cash equivalents, end of period	$110,826	$89,071	$83,790

Supplemental cash flow disclosure
Cash paid for interest	$58	$136	$1,055
Cash paid for taxes	$6,744	$13,913	$15,892

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Notes to Consolidated Financial Statements
Note 1 — Nature of Business
Organization and business
Proto Labs, Inc. and its subsidiaries (Proto Labs, the Company, we, us, or our) is a digital manufacturer of parts. The Company utilizes injection molding, computer numerical control (CNC) machining, 3D printing and sheet metal fabrication to manufacture custom parts for its customers. The Company's customers conduct nearly all their business over the internet. The Company targets its products to the millions of product developers and engineers who use three-dimensional computer-aided design (3D CAD) software to design products across a diverse range of end-markets, to the procurement and supply chain professionals seeking to easily and efficiently source custom parts on-demand, and to a wide variety of customers seeking to purchase low-volume custom parts. The Company has established operations in the United States and Europe. On October 21, 2024, the Company's board of directors approved a plan related to the Company's manufacturing facilities in Germany. The plan included the closure of the Company's injection molding manufacturing facility in Eschenlohe, Germany, and the discontinuation of Direct Metal Laser Sintering 3D printing services through its 3D printing facility in Putzbrunn, Germany. The Company substantially completed the plan in the fourth quarter of 2025. The Company will continue offering all its manufacturing services to customers across Europe, including injection molding and metal 3D printing. Through the acquisition of Hubs in 2021, the Company provides its customers access to a global network of premium manufacturing partners who reside across North America, Europe and Asia, complementing its in-house manufacturing. Proto Labs, Inc. is headquartered in Maple Plain, Minnesota. The Company’s subsidiaries are:

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
Comprehensive income (loss)
Components of comprehensive income (loss) include net income, foreign currency translation adjustments and net unrealized gains and losses on investments in securities. Comprehensive income (loss) is disclosed in the accompanying Consolidated Statements of Comprehensive Income and Consolidated Statements of Shareholders’ Equity.

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
Accounts receivable and allowance for credit losses
Accounts receivable are reported at the invoiced amount less an allowance for credit losses. As of each balance sheet date, the Company evaluates its accounts receivable and establishes an allowance for credit losses based on a combination of specific customer circumstances and credit conditions taking into account the history of write-offs and collections. A receivable is considered past due if payment has not been received within the period agreed upon in the invoice. Accounts receivable are written off after all collection efforts have been exhausted. Recoveries of trade receivables previously written off are recorded when received.
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
If performing the quantitative impairment test, the Company would determine the fair value of its reporting units through the income approach by using discounted cash flow (DCF) analyses. Determining fair value requires the Company to make judgments about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis for each reporting unit are based on the reporting unit's budget, long-term business plan and recent operating performance. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting unit and market conditions. Given the inherent uncertainty in determining the assumptions underlying a DCF analysis, actual results may differ from those used in the Company's valuations.
For the fiscal year 2025 annual impairment assessment, the Company performed a qualitative assessment for the United States reporting unit, since it is the only reporting unit with goodwill, and determined there were no indicators of impairment and it was more likely than not that the fair value of the United States reporting unit exceeded its carrying value.
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
Accounting for long-lived assets
The Company periodically reviews the carrying amount of its property, equipment and leasehold improvements to determine if circumstances exist indicating an impairment or if depreciation periods should be modified. If facts or circumstances indicate that an impairment may exist, the Company will prepare a projection of the undiscounted future cash flows of the specific assets to determine if the assets are recoverable. If impairment exists based on these projections, an adjustment will be made to reduce the carrying amount of the specific assets to fair value. During the years ended December 31, 2025 and 2024, the Company recognized $0.2 million and $2.3 million, respectively, related to write-down of fixed assets for certain manufacturing operations in Germany.
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
The Company has operating leases for office space, manufacturing facilities and certain company vehicles and equipment and finance leases for certain company equipment and manufacturing facilities. The leases have remaining lease terms of less than one year to five years. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. As of December 31, 2025, the operating lease liability does not include any options to extend or terminate leases.
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
Advertising costs
Advertising is expensed as incurred and was approximately $15.3 million, $14.3 million and $13.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Research and development
Research and development expenses consist primarily of personnel and outside service costs related to the development of new processes and product lines, enhancements of existing product lines, development of software for internal use, maintenance of internally developed software, quality assurance and testing. Costs for internal use software are evaluated by project and capitalized where appropriate under ASC 350-40, Intangibles - Goodwill and Other, Internal-Use Software. Research and development costs were approximately $42.8 million, $41.3 million and $40.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Recently adopted accounting pronouncements
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09 ("ASU 2023-09"), Income Taxes (Topic 740): Improvements to Income Tax Disclosures, that enhances the transparency of income tax disclosures by expanding annual disclosure requirements related to the rate reconciliation and income taxes paid. The Company adopted this guidance on a prospective basis for its annual year ending December 31, 2025 and all interim periods thereafter. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. See Note 15 for further detail.
Recently issued accounting pronouncements not yet adopted
In November 2024, the FASB issued ASU No. 2024-03 ("ASU 2024-03"), Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve disclosures about a public business entity's expenses, primarily through additional disaggregation of income statement expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating ASU 2024-03 to determine the impact on the Company's disclosures.
In July 2025, the FASB issued ASU No. 2025-05 ("ASU 2025-05"), Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivables and Contract Assets, which introduces a practical expedient for the application of the current expected credit loss model to current accounts receivables and contract assets. ASU 2025-05 is effective for annual and interim periods beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating ASU 2025-05 to determine the impact on the Company's financial statements and disclosures.
In September 2025, the FASB issued ASU No. 2025-06 ("ASU 2025-06"), Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which updates the cost capitalization threshold for internal-use software development costs by removing all references to software project development stages and provides new guidance on how to evaluate whether the probable-to-complete recognition threshold has been met. ASU 2025-06 is effective for annual and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating ASU 2025-06 to determine the impact on the Company's financial statements and disclosures.

In December 2025, the FASB issued ASU No. 2025-12 ("ASU 2025-12"), Codification Improvements, to make other incremental improvements to U.S. GAAP. The update represents changes to the Codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The Company is currently evaluating ASU 2025-12 to determine the impact on the Company's financial statements and disclosures.
Note 3 – Revenue
The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers. The Company provides quality, quick-turn prototyping and on-demand manufacturing services. As a result, the majority of revenue recognized in a reporting period is based on completed, invoiced contracts.
The Company manufactures parts that have no alternative use to the Company since the parts are custom made to specific customer orders, and the Company believes there is a legally enforceable right to payment for performance completed to date on these manufactured parts. For manufactured parts that meet these two criteria, the Company will recognize revenue over time. Revenue is recognized over time using the input method based on time in production as a percentage of total estimated production time to measure progress toward satisfying performance obligations using the estimated total time necessary to complete the parts per the customer's order and an estimate of inventory and production costs incurred to date. The value of unbilled receivables related to the performance on manufactured parts not yet completed as of December 31, 2025 and 2024 was $12.1 million and $10.1 million, respectively, recorded within accounts receivable, net of allowance for credit losses. The value of unsatisfied performance obligations for contracts with an original expected length of one year or less as of December 31, 2025 and 2024 was $9.6 million and $8.7 million, respectively, recorded within accrued liabilities.
Revenue by geographic region for the years ended December 31, 2025, 2024 and 2023 was as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Revenue:
United States	$432,326	$396,192	$396,821
Europe	100,801	104,698	107,056
Total revenue	$533,127	$500,890	$503,877

Revenue by product line for the years ended December 31, 2025, 2024 and 2023 was as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Revenue:
Injection Molding	$191,521	$194,215	$203,941
CNC Machining	243,327	206,887	198,222
3D Printing	80,298	83,767	84,291
Sheet Metal	17,160	15,265	16,540
Other Revenue	821	756	883
Total revenue	$533,127	$500,890	$503,877

The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within marketing and sales expenses.

Note 4 – Net Income Per Common Share
Basic net income per share is computed based on the weighted average number of common shares outstanding. Diluted net income per share is computed based on the weighted average number of common shares outstanding, increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares. Potentially dilutive shares of common stock include stock options and other stock-based awards granted under stock-based compensation plans and shares committed to be purchased under the employee stock purchase plan. For the years ended December 31, 2025, 2024 and 2023 respectively, 285,731, 451,029 and 263,992 anti-dilutive options were excluded from the calculation of diluted weighted average shares outstanding.
The following table presents the calculation of net income per basic and diluted share attributable to common shareholders:

	Year Ended December 31,
(in thousands, except share and per share amounts)	2025	2024	2023

Net income	$21,241	$16,593	$17,220

Basic - weighted-average shares outstanding:	23,922,703	25,096,117	26,186,533
Effect of dilutive securities:
Employee stock options and other	322,496	116,061	36,965
Diluted - weighted-average shares outstanding:	24,245,199	25,212,178	26,223,498
Net income per share attributable to common shareholders:
Basic	$0.89	$0.66	$0.66
Diluted	$0.88	$0.66	$0.66

Note 5 – Goodwill and Other Intangible Assets
There were no changes in the carrying amount of goodwill for the years ended December 31, 2025 and 2024.
The Euro denominated goodwill had been translated at the end of each period using the current exchange rates resulting in a foreign currency translation adjustment that was recorded as a component of Other Comprehensive Income.
Intangible assets other than goodwill for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31, 2025			Year Ended December 31, 2024				Weighted Average Useful Life
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Useful Life (in years)	Remaining (in years)

Non-compete agreement	$850	$(843)	$7	$819	$(703)	$116	2.0 - 5.0	0.1
Software technology	13,229	(10,493)	2,736	13,229	(9,123)	4,106	10.0	2.0
Software platform	27,110	(11,241)	15,869	25,657	(8,457)	17,200	12.0	7.1
Total intangible assets	$41,189	$(22,577)	$18,612	$39,705	$(18,283)	$21,422

Amortization expense for intangible assets for the years ended December 31, 2025, 2024 and 2023 was $3.7 million, $3.7 million and $5.9 million, respectively. The Euro denominated intangible assets are translated at the end of each period using the current exchange rates resulting in a foreign currency translation adjustment that is recorded as a component of

Other Comprehensive Income. For the years ended December 31, 2025, 2024 and 2023 the foreign currency translation adjustment was $0.5 million, $2.2 million and $1.3 million, respectively.
Estimated aggregated amortization expense based on the current carrying value of the amortizable intangible assets is as follows:

(in thousands)	Estimated Amortization Expense
2026	$3,616
2027	3,609
2028	2,240
2029	2,240
2030	2,240
Thereafter	4,667
Total estimated amortization expense	$18,612

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

The following tables summarizes financial assets as of December 31, 2025 and 2024 measured at fair value on a recurring basis:

	December 31, 2025			December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Financial Assets:
Cash and cash equivalents, excluding money market mutual fund	$107,462	$—	$—	$86,366	$—	$—
Money market mutual fund	3,364	—	—	2,705	—	—
Marketable securities	18,301	13,304	—	17,261	14,531	—
Total	$129,127	$13,304	$—	$106,332	$14,531	$—

Note 7 – Marketable Securities
The Company invests in short-term and long-term agency, municipal, corporate and other debt securities. As of December 31, 2025 and 2024, the securities are categorized as available-for-sale and are recorded at fair value.
Information regarding the Company’s short-term and long-term marketable securities as of December 31, 2025 and 2024 is as follows:

	December 31, 2025
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government agency securities	$7,500	$9	$(4)	$7,505
Corporate debt securities	14,424	9	(7)	14,426
U.S. municipal securities	8,631	39	—	8,670
U.S. treasury bonds	1,000	4	—	1,004
Total marketable securities	$31,555	$61	$(11)	$31,605

	December 31, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government agency securities	$8,323	$—	$(22)	$8,301
Corporate debt securities	15,852	—	(82)	15,770
U.S. municipal securities	6,762	—	(38)	6,724
U.S. treasury bonds	1,000	—	(3)	997
Total marketable securities	$31,937	$—	$(145)	$31,792

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
The December 31, 2025 balance of available-for-sale debt securities by contractual maturity is shown in the following table at fair value. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in thousands)	December 31, 2025

Due in one year or less	$17,297
Due after one year through five years	14,308
Total marketable securities	$31,605

Note 8 – Property and Equipment
Property and equipment consists of the following:

	December 31,
(in thousands)	2025	2024

Land	$16,051	$15,596
Buildings and improvements	140,689	137,461
Machinery and equipment	235,948	236,675
Computer hardware and software	92,011	89,699
Leasehold improvements	4,727	4,528
Construction in progress	13,667	5,632
Total	503,093	489,591
Accumulated depreciation and amortization	(287,832)	(262,328)
Property and equipment, net	$215,261	$227,263

Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $30.1 million, $32.1 million and $31.6 million, respectively.
Note 9 – Inventory
Inventory consists primarily of raw materials, which are recorded at the lower of cost and net realizable value using the standard cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.

The Company’s inventory consists of the following:

	December 31,
(in thousands)	2025	2024

Total inventory	$15,441	$12,989
Allowance for obsolescence	(1,040)	(684)
Inventory, net of allowance	$14,401	$12,305

Note 10 – Financing Obligations
The Company had no financing obligations as of December 31, 2025 and 2024.
Note 11 – Employee Benefit Plans
The Company maintains a 401(k) retirement plan that covers employees in the United States. Under the plan, a full-time or regular part-time (over 20 hours/week) employee becomes a participant after completing three months of employment. Employees may elect to contribute up to 50 percent of regular gross pay, subject to federal law limits on the dollar amount that participants may contribute to the plan, each calendar year. The Company matches part of the employee contributions and may make a discretionary contribution to the plan. Total employer contributions were approximately $4.5 million, $4.3 million and $4.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The Company also sponsors defined contribution retirement plans that covers the employees in the United Kingdom and the Netherlands. Total employer contributions in the United Kingdom were approximately $0.5 million in each of the years ended December 31, 2025, 2024 and 2023, respectively. Total employer contributions in the Netherlands were approximately $0.7 million for the year ended December 31, 2025 and $0.6 million in each of the years December 31, 2024 and 2023 respectively.
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
Employees purchased 111,844 and 141,743 shares of common stock under the ESPP at an average exercise price of $33.30 and $27.91 during 2025 and 2024, respectively. As of December 31, 2025, 490,306 shares remained available for future issuance under the ESPP.
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
The following table summarizes stock-based compensation expense for the years ended December 31, 2025, 2024 and 2023, respectively:

	Year Ended December 31,
(in thousands)	2025	2024	2023

Stock options and other	$14,376	$15,691	$14,550
Employee stock purchase plan	1,353	1,308	1,439
Total stock-based compensation expense	$15,729	$16,999	$15,989

Cost of revenue	$1,792	$1,935	$1,840
Operating expenses:
Marketing and sales	3,317	3,112	3,426
Research and development	2,826	2,721	2,556
General and administrative	7,794	9,231	8,167

Total stock-based compensation expense	$15,729	$16,999	$15,989

Stock Options
The following table provides the assumptions used in the Black-Scholes option pricing model for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023

Risk-free interest rate	3.80 - 4.17%	4.28 - 4.30%	3.55 - 4.55%
Expected life (years)	6.25	6.25	2.00 - 6.25
Expected volatility	52.05 - 52.99%	50.62 - 53.17%	49.23 - 55.92%
Expected dividend yield	0%	0%	0%
Weighted average grant date fair value	$22.01	$18.17	$16.36

The following table summarizes stock option activity and the weighted average exercise price for the years ended December 31, 2025, 2024 and 2023:

	Stock Options	Weighted- Average Exercise Price

Options outstanding at January 1, 2023	263,992	$79.07
Granted	186,804	33.36
Exercised	—	—
Cancelled	(63,635)	62.44
Expired	(15,848)	55.67
Options outstanding at December 31, 2023	371,313	59.92
Granted	140,405	33.44
Exercised	(1,936)	32.13
Cancelled	(59,552)	61.83
Expired	(5,094)	67.78
Options outstanding at December 31, 2024	445,136	51.34
Granted	147,664	39.73
Exercised	(78,783)	34.37
Cancelled	(137,449)	40.09
Expired	(16,354)	87.74
Options outstanding at December 31, 2025	360,214	$52.94

Exercisable at December 31, 2025	186,198	$67.55

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

The total intrinsic value of options exercised during the years ended December 31, 2025 and 2024, was $1.1 million and less than $0.1 million for each period respectively. There were no options exercised during the year ended December 31, 2023. The aggregate intrinsic value represents the cumulative difference between the fair market value of the underlying common stock and the option exercise prices.
For options outstanding at December 31, 2025, the weighted-average remaining contractual term was 6.4 years and the aggregate intrinsic value was $3.7 million. For options exercisable at December 31, 2025, the weighted-average remaining contractual term was 4.3 years and the aggregate intrinsic value was $1.3 million. Refer to the table below for additional information.
The following table summarizes information about stock options outstanding at December 31, 2025:

	Options Outstanding, Vested and Expected to Vest			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)

$32.13 to $35.33	134,500	7.27	33.31	63,588	33.41
$35.34 to $43.97	116,018	8.69	39.11	22,952	39.37
$43.98 to $180.46	109,696	2.85	91.62	99,658	95.83

The fair value of share-based payment transactions is recognized in the Consolidated Statements of Comprehensive Income. As of December 31, 2025, there was $2.7 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 2.8 years. The total fair value of options vested was $2.3 million, $2.3 million and $1.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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

The following table summarizes restricted stock activity for the years ended December 31, 2025, 2024 and 2023:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value Per Share

Restricted stock at January 1, 2023	478,596	$70.36
Granted	410,682	32.46
Restrictions lapsed	(137,053)	79.61
Forfeited	(98,760)	61.25
Restricted stock at December 31, 2023	653,465	45.89
Granted	377,961	33.50
Restrictions lapsed	(195,831)	54.52
Forfeited	(72,334)	38.40
Restricted stock at December 31, 2024	763,261	38.25
Granted	312,953	40.69
Restrictions lapsed	(233,612)	40.19
Forfeited	(146,526)	36.41
Restricted stock at December 31, 2025	696,076	$39.07

As of December 31, 2025, there was $16.6 million of unrecognized compensation expense related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 2.7 years.
Performance Stock
Performance stock units (PSUs) are expressed in terms of a target number of PSUs, with anywhere between 0 percent and 200 percent of that target number capable of being earned and vesting at the end of a three-year performance period depending on the Company’s performance in the final year of the performance period and the award recipient’s continued employment. The Company’s outstanding PSUs at December 31, 2025 are based on market conditions and the related compensation cost is based on the fair value at grant date calculated using a Monte Carlo pricing model.

The following table summarizes performance stock activity for the years ended December 31, 2025, 2024 and 2023:

	Performance Stock Awards	Weighted- Average Grant Date Fair Value Per Share

Performance stock at January 1, 2023	35,802	$77.91
Granted	71,295	57.79
Restrictions lapsed	—	—
Performance change	—	—
Forfeited	—	—
Performance stock at December 31, 2023	107,097	74.08
Granted	79,436	48.20
Restrictions lapsed	—	—
Performance change	(2,772)	227.14
Forfeited	(3,588)	52.18
Performance stock at December 31, 2024	180,173	60.75
Granted [1]	160,939	59.61
Restrictions lapsed	(32,977)	96.41
Performance change	—	—
Forfeited	(76,176)	56.74
Performance stock at December 31, 2025	231,959	$56.21

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
As of December 31, 2025, there was $6.6 million of unrecognized compensation expense related to unvested performance stock, which is expected to be recognized over a weighted-average period of 2.0 years.
Employee Stock Purchase Plan
The following table presents the assumptions used to estimate the fair value of the ESPP during the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023

Risk-free interest rate	3.67 - 4.29%	4.29 - 5.16%	4.60 - 5.16%
Expected life (months)	6.00	6.00	6.00
Expected volatility	39.13 - 65.60%	30.97 - 65.60%	47.38 - 67.84%
Expected dividend yield	0%	0%	0%

Note 13 – Leases
Supplemental balance sheet information related to leases was as follows:

	December 31,
(in thousands)	2025	2024
Operating lease assets	$2,836	$2,993

Current operating lease liabilities	$1,155	$1,287
Long-term operating lease liabilities	1,606	1,633
Total operating lease liabilities	$2,761	$2,920

Finance lease assets	$424	$692

Current finance lease liabilities	$286	$309
Long-term finance lease liabilities	—	287
Total finance lease liabilities	$286	$596

Lease expense is recognized on a straight-line basis over the lease term, with variable payments recognized in the period those payments are incurred. The components of lease expense for the periods reported were as follows:

	Twelve Months Ended December 31,
(in thousands)	2025	2024
Operating lease cost	$1,763	$1,762
Finance lease cost:
Amortization of right-of-use assets	$329	$329
Interest on lease obligations	20	33
Variable lease cost	$534	$382
Total lease cost	$2,646	$2,506

Maturities of operating and finance lease liabilities as of December 31, 2025 were as follows:

(in thousands)	Operating Leases	Finance Leases
Year Ending December 31,
2026	$1,238	$292
2027	899	—
2028	634	—
2029	116	—
2030	2	—
After 2030	—	—
Total future minimum lease payments	2,889	292
Less interest	(128)	(6)
Present value of lease liabilities	$2,761	$286

As of December 31, 2025, we have no operating or finance leases that have not yet commenced.
Weighted average remaining lease term and discount rate was as follows:

	December 31,
	2025	2024
Weighted Average Remaining Lease Term - operating leases (years)	2.7	3.0
Weighted Average Remaining Lease Term - finance leases (years)	0.6	1.6
Weighted Average Discount Rate - operating leases	3.4%	2.6%
Weighted Average Discount Rate - finance leases	4.4%	4.4%

Supplemental cash flow information related to leases was as follows:

	Twelve Months Ended December 31,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,365	$2,093
Operating cash flows from finance leases	$20	$33
Financing cash flows from finance leases	$309	$296

Lease assets obtained in exchange for new operating lease liabilities	$—	$—
Lease assets obtained in exchange for new financing lease liabilities	$—	$—

Note 14 – Accumulated Other Comprehensive Loss
Other comprehensive loss is comprised of foreign currency translation adjustments and net unrealized gains (losses) on investments in securities. During the year ended December 31, 2023 we recognized a $3.9 million foreign currency translation loss from the completion on the closure of our Japan business.
The following table presents the changes in accumulated other comprehensive loss balances for the years ended December 31, 2025, 2024 and 2023, respectively:

	Year Ended December 31,
(in thousands)	2025	2024	2023

Balance at beginning of period	$(27,984)	$(28,013)	$(34,355)
Foreign currency translation adjustments
Other comprehensive income (loss) before reclassifications	6,813	(228)	1,459
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	3,906
Net current-period other comprehensive income (loss)	6,813	(228)	5,365
Net unrealized gains on investments in securities
Other comprehensive income before reclassifications	195	257	977
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current-period other comprehensive income	195	257	977
Balance at end of period	$(20,976)	$(27,984)	$(28,013)

Note 15 – Income Taxes
The Company is subject to income tax in multiple jurisdictions and the use of estimates is required to determine the provision for income taxes. For the years ended December 31, 2025, 2024 and 2023, the Company recorded an income tax provision of $9.8 million, $8.1 million and $10.7 million, respectively. The effective income tax rate for the years ended December 31, 2025, 2024 and 2023 was 31.6 percent, 32.7 percent and 38.4 percent, respectively.
The effective tax rate decreased by 1.1 percent for the year ended December 31, 2025 when compared to 2024, primarily due to a decrease in losses in foreign operations that are not eligible for tax benefits on account of valuation allowances, as well as a decrease in tax expense from the vesting of restricted stock and the exercise of stock options, partially offset by 2024 including a one-time reduction in deferred tax liabilities from being revalued at a lower state tax rate, that did not repeat in 2025.
The provision for income taxes is based on income before income taxes reported for financial statement purposes. The components of income before income taxes are as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023

Domestic	$47,066	$39,386	$38,099
Foreign	(16,004)	(14,714)	(10,147)
Total	$31,062	$24,672	$27,952

Significant components of the provision for income taxes for the following periods are as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023

Current:
Federal	$6,031	$11,970	$15,717
State	912	1,451	2,418
Foreign	—	(165)	34
Deferred
Federal	4,161	(4,606)	(8,202)
State	(231)	(1,291)	(385)
Foreign	(2,974)	(3,736)	1,379
Valuation Allowance	1,922	4,456	(229)
Total	$9,821	$8,079	$10,732

A reconciliation of the federal statutory income tax rate to the effective tax rate for fiscal year 2025, after the prospective adoption of ASU 2023-09 is as follows:

	Year Ended December 31,
	2025

	Amount	Percent
Federal tax statutory rate	$6,524	21.0%
State tax (net of federal benefit)[1]	877	2.8
Foreign tax effects
Germany
Valuation allowance	1,487	4.8
Foreign tax rate differential	(384)	(1.2)
Netherlands
Valuation allowance	1,379	4.4
Other	(256)	(0.8)
Other foreign jurisdictions	(46)	(0.1)
Tax credits
Research and development credit	(547)	(1.8)
Tax reserves	(282)	(0.9)
Nontaxable or nondeductible items
Share based compensation	304	1.0
Executive compensation	733	2.4
Other adjustments	32	—
Total	$9,821	31.6%

1 During the year ended December 31, 2025, the tax effect in this category was primarily driven by state taxes in California (greater than 50 percent).

A reconciliation of the federal statutory income tax rate to the effective tax rate for fiscal years 2024 and 2023 prior to the adoption of ASU 2023-09 is as follows:

	Year Ended December 31,
	2024	2023

Federal tax statutory rate	21.0%	21.0%
State tax (net of federal benefit)	2.5	3.5
Share based compensation	4.7	6.0
Valuation allowance against deferred tax assets	16.6	(2.4)
Research and development credit	(4.1)	(3.8)
Foreign rate differential	(3.7)	(1.6)
Tax reserves	(0.2)	1.9
Provision to return difference	(0.2)	(0.2)
Unrealized foreign exchange losses	—	2.9
Revaluation of deferred tax liability	(3.2)	1.1
Closure of Japan branch net operating loss reversal	—	11.1
Miscellaneous	(0.7)	(1.1)
Total	32.7%	38.4%

Significant components of deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2025	2024

Deferred tax assets:
Accrued expenses	$3,339	$1,658
Section 174 expenses	7,191	15,058
Leases	797	897
Stock options and other equity	3,494	5,402
Inventories	341	216
Research and development credit	2,937	2,760
Other assets	1,455	1,212
Net operating loss	23,037	19,738
Less valuation allowance	(22,296)	(21,782)
Total deferred tax assets	20,295	25,159
Deferred tax liabilities:
Depreciation	(18,030)	(21,505)
Goodwill	(16,495)	(14,449)
Intangible assets	(1,571)	(1,873)
Leases	(797)	(897)
Total deferred tax liabilities	(36,893)	(38,724)
Net deferred tax liability	$(16,598)	$(13,565)

The Company has recorded no U.S. deferred taxes related to the undistributed earnings of its non-U.S. subsidiaries as of December 31, 2025. Such amounts are intended to be reinvested outside of the United States indefinitely, and it is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings. As of December 31, 2025, the Company had no accumulated undistributed earnings in non-U.S. subsidiaries.
As of December 31, 2025, the Company had estimated net operating loss carry forwards of $23.0 million for tax purposes. The net operating losses relate to operations in the United Kingdom, Germany and Netherlands. The United Kingdom net operating losses may be carried forward without any time limitations, but are limited to £5 million, plus 50 percent of taxable income exceeding £5 million. Germany net operating losses may be carried forward without any time limitations but are limited to €1 million, plus 60 percent of taxable income exceeding €1 million. Netherlands net operating losses may be carried forward without any time limitations, but are limited to €1 million, plus 50 percent of taxable income exceeding €1 million.
As of December 31, 2025, the Company had an estimated Minnesota R&D credit carry forward of $3.7 million available to reduce future income taxes. The Minnesota R&D credit can be carried forward 15 years, with expiration beginning in 2029.

The Company establishes valuation allowances for deferred tax assets when, after consideration of all positive and negative evidence, it is considered "more-likely-than-not" that a portion of the deferred tax assets will not be realized. The Company's valuation allowances of $22.3 million and $21.8 million at December 31, 2025 and 2024, respectively, reduce the carrying value of deferred tax assets associated with certain net operating loss carry forwards and other assets with insufficient positive evidence for recognition. The increase in the valuation allowance is primarily attributable to additional net operating losses generated in 2025.
The Company files a U.S. federal income tax return and income tax returns in various states and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state, or foreign income tax examinations by tax authorities for years before 2021.
The Company has liabilities related to unrecognized tax benefits totaling $3.1 million and $3.4 million at December 31, 2025 and 2024, respectively, that if recognized would result in a reduction of the Company’s effective tax rate. The liabilities are classified as other long-term liabilities in the accompanying consolidated balance sheets. The Company recognizes interest and penalties related to income tax matters in income tax expense and reports the liability in current or long-term income taxes payable as appropriate.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2025	2024

Balance at beginning of period	$3,370	$3,616
Additions for tax positions of current year	290	533
Additions for tax positions of prior years	20	—
Decrease related to the expiration of statutes of limitations	(623)	(395)
Reduction for tax positions of prior years	—	(384)
Balance at period end	$3,057	$3,370

A reconciliation of cash taxes paid (net of refunds received). All jurisdictions in which cash taxes paid (net of refunds received) were equal to or greater than five percent of total income taxes paid are included below, after the prospective adoption of ASU 2023-09 is as follows:

Year Ended December 31,
2025

Federal	$5,750
State:
California	675
All states representing less than five percent of total	303
Total State	978
Foreign	16
Total	$6,744

On July 4, 2025, the U.S. enacted H.R. 1 "A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14", commonly referred to as the One Big Beautiful Bill Act. As a result of the enactment of H.R. 1, the impact to the deferred tax liability and the income tax payable related to the provisions for 100% bonus depreciation for assets placed in service after January 19, 2025 and full expensing of domestic research and experimental expenditures is reflected in our results for year ended December 31, 2025. We do not expect any material change to our ongoing tax rate as a result of this legislation. We continue to evaluate the impacts the new legislation may have on the Company's financial statements.
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
Note 17 – Segment Reporting
The Company’s reportable segments are based on the internal reporting used by the Company’s CEO, who is the chief operating decision maker (CODM), to assess operating performance and make decisions about the allocation of resources. The CODM's primary profit measure for purposes of resource allocation and performance assessment is income (loss) from operations at the segment level. This measure is used to evaluate current-period performance, develop forecasts and budgets, and make decisions about capital and other resource allocations between segments. The Company’s reportable segments are based upon geographic region, consisting of the United States and Europe. The Corporate Unallocated category includes non-reportable segments, as well as research and development and general and administrative costs that are global in nature and that the Company does not allocate directly to its operating segments.
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

The following table summarizes selected financial information by reportable segments:

Year Ended December 31 2025,
(in thousands)
	United States	Europe	Corporate Unallocated	Total
Revenue	$432,326	$100,801	$—	$533,127
Segment expense[1]	321,681	117,568	67,677	506,926
Restructuring and transformation costs	—	—	749	749
Costs related to disposal and exit activities	—	342	—	342
Income (loss) from operations	$110,645	$(17,109)	$(68,426)	$25,110

Year Ended December 31 2024,
(in thousands)
	United States	Europe	Corporate Unallocated	Total
Revenue	$396,192	$104,698	$—	$500,890
Segment expense[1]	297,902	114,654	62,838	475,394
Costs related to disposal and exit activities	—	5,585	—	5,585
Income (loss) from operations	$98,290	$(15,541)	$(62,838)	$19,911

Year Ended December 31 2023,
(in thousands)
	United States	Europe	Corporate Unallocated and Japan	Total
Revenue	$396,821	$107,056	$—	$503,877
Segment expense[1]	302,139	119,584	53,772	475,495
Costs related to disposal and exit activities	—	—	215	215
Income (loss) from operations	$94,682	$(12,528)	$(53,987)	$28,167

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

Total long-lived assets, expenditures for additions to long-lived assets and depreciation and amortization expense are as follows:

	December 31,

(in thousands)	2025	2024	2023
Long-lived assets:
United States	$170,228	$181,291	$201,388
Europe	45,033	45,972	52,267
Total long-lived assets	$215,261	$227,263	$253,655

	Year Ended December 31,
(in thousands)	2025	2024	2023
Expenditures for additions to long-lived assets:
United States	$13,205	$6,372	$24,553
Europe	1,637	2,797	3,563
Total expenditures for additions to long-lived assets	$14,842	$9,169	$28,116

	Year Ended December 31,
(in thousands)	2025	2024	2023
Depreciation and Amortization:
United States	$27,574	$28,767	$30,667
Europe	5,981	6,878	6,861
Unallocated Corporate	259	163	—
Total depreciation and amortization	$33,814	$35,808	$37,528

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

Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 framework). Based on the assessment, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting is effective. The Company’s registered public accounting firm’s attestation report on the Company’s internal control over financial reporting is provided in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item with respect to Item 401 relating to executive officers is contained in Part I, Item 1 of this Annual Report on Form 10-K under the heading “Information about our Executive Officers” and with respect to other information relating to our directors will be set forth in our 2026 Proxy Statement under the caption “Proposal 1 — Election of Directors,” which we expect to file no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.
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
The additional information required by this item is incorporated herein by reference to the section titled “Corporate Governance” of our 2026 Proxy Statement, which we expect to file no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the sections titled “Compensation Discussion and Analysis,” "Executive Compensation Tables," "Director Compensation" “Compensation and Talent Committee Interlocks and Insider Participation,” and “Compensation and Talent Committee Report” of our 2026 Proxy Statement, which we expect to file no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item is incorporated herein by reference to the sections titled “Security Ownership of Certain Beneficial Owners and Management” and "Equity Compensation Plan Information" of our 2026 Proxy Statement, which we expect to file no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the sections titled “Corporate Governance — Certain Relationships and Related Party Transactions” and “Corporate Governance — Director Independence” of our 2026 Proxy Statement, which we expect to file no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the section titled “Fees Paid to Independent Registered Public Accounting Firm” of our 2026 Proxy Statement, which we expect to file no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

10.16	Consulting Agreement, dated February 4, 2021, by and between Proto Labs, Inc. and Victoria M. Holt (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on February 4, 2021).
10.17#	Form of Performance Stock Unit Agreement under 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on February 17, 2017).
10.18#	Form of Deferred Stock Unit Agreement under 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed on August 1, 2018).
10.19#	Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on October 31, 2025).
10.20#
Executive Employment Agreement, dated January 29, 2021, by and between Proto Labs, Inc. and Robert Bodor (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on February 4, 2021).

10.21#	Amended and Restated Proto Labs, Inc. 2022 Long-Term Incentive Plan, as amended May 20, 2025 (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed on May 21, 2025).
10.22#	Form of Incentive Stock Option Agreement under the 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on August 30, 2022).
10.23#	Form of Non-Statutory Stock Option Agreement (Directors) under the 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on August 30, 2022).
10.24#	Form of Non-Statutory Stock Option Agreement (U.S. Employees) under the 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on August 30, 2022).
10.25#	Form of Non-Statutory Stock Option Agreement (U.K. Employees) under the 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed on August 30, 2022).
10.26#	Form of Restricted Stock Unit Award Agreement under the 2022 Long-Term Incentive Plan (U.S. Employees) (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K, filed on August 30, 2022).
10.27#	Form of Restricted Stock Unit Award Agreement under the 2022 Long-Term Incentive Plan (U.K. Employees) (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K, filed on August 30, 2022).
10.28#	Form of Restricted Stock Unit Award Agreement under the 2022 Long-Term Incentive Plan (Directors) (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K, filed on August 30, 2022).
10.29#	Form of Performance Stock Unit Award Agreement under the 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K, filed on August 30, 2022).
10.30#	Form of Deferred Stock Unit Award Agreement under the 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K, filed on August 30, 2022).

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

10.34#	Executive Employment Agreement, dated May 20, 2025, by and between Proto Labs, Inc. and Suresh Krishna (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 21, 2025).
10.35#	Consulting Agreement, dated May 20, 2025, by and between Proto Labs, Inc. and Robert Bodor (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on May 21, 2025).
10.36#	Consulting Agreement, dated May 28, 2025, by and between Proto Labs, Inc. and Robert Bodor (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 30, 2025).
10.37#	Protolabs Annual Incentive Plan.
19.1	Proto Labs, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Form 10-K, filed February 21, 2025).
19.2	Proto Labs, Inc. Supplement to Insider Trading Policy (incorporated by reference to Exhibit 19.2 to the Company’s Form 10-K, filed February 21, 2025).
21.1	Subsidiaries of Proto Labs, Inc.
23.1	Consent of Ernst & Young LLP
24.1	Powers of Attorney
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
97	Proto Labs, Inc. Required Compensation Recovery Policy (incorporated by reference to Exhibit 97 to the Company's Form 10-K, filed on February 16, 2024)
101.INS**	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101
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

Proto Labs, Inc.

Date: February 20, 2026	/s/ Suresh Krishna
Suresh Krishna
President and Chief Executive Officer (Principal Executive Officer)

Date: February 20, 2026	/s/ Daniel Schumacher
Daniel Schumacher
Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: February 20, 2026	/s/ Suresh Krishna
Suresh Krishna
President and Chief Executive Officer and Director (Principal Executive Officer)

Date: February 20, 2026	/s/ Daniel Schumacher
Daniel Schumacher
Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)

Chairman of the Board of Directors: Rainer Gawlick*

Directors: Archie C. Black* Sujeet Chand* Moonhie Chin* Stacy Greiner* Donald G. Krantz* Sven A. Wehrwein*
*Suresh Krishna, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the registrant pursuant to powers of attorney duly executed by such persons and filed as an exhibit hereto.

Date: February 20, 2026	/s/ Suresh Krishna
Suresh Krishna
Attorney-in-Fact