Form 10-Q
period 2026-03-31
Proto Labs Inc
filed 2026-05-01
CIK 1443669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,794,045 shares of Common Stock, par value $0.001 per share, were outstanding at April 28, 2026.

Proto Labs, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Proto Labs, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$123,973	$110,826
Short-term marketable securities	12,307	17,297
Accounts receivable, net of allowance for credit losses of $2,844 and $2,668 as of March 31, 2026, and December 31, 2025, respectively	85,553	78,962
Inventory	14,871	14,401
Prepaid expenses and other current assets	10,698	9,590
Income taxes receivable	1,175	2,465
Total current assets	248,577	233,541
Property and equipment, net	209,463	215,261
Goodwill	273,991	273,991
Other intangible assets, net	17,527	18,612
Long-term marketable securities	21,721	14,308
Operating lease assets	2,490	2,836
Finance lease assets	357	424
Other long-term assets	4,442	4,442
Total assets	$778,568	$763,415

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$19,625	$15,104
Accrued compensation	17,258	23,674
Accrued liabilities and other	32,595	26,783
Current operating lease liabilities	1,037	1,155
Current finance lease liabilities	207	286
Total current liabilities	70,722	67,002
Long-term operating lease liabilities	1,377	1,606
Long-term deferred tax liabilities	18,949	16,598
Other long-term liabilities	4,394	4,277
Total liabilities	95,442	89,483

Shareholders' equity
Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding 0 shares as of March 31, 2026, and December 31, 2025, respectively	—	—
Common stock, $0.001 par value, authorized 150,000,000 shares; issued and outstanding 23,792,488 and 23,627,422 shares as of March 31, 2026, and December 31, 2025, respectively	24	24
Additional paid-in capital	457,714	454,120
Retained earnings	248,875	240,764
Accumulated other comprehensive loss	(23,487)	(20,976)
Total shareholders' equity	683,126	673,932
Total liabilities and shareholders' equity	$778,568	$763,415

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Comprehensive Income
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025

Statements of Operations:
Revenue	$139,336	$126,205
Cost of revenue	75,744	70,507
Gross profit	63,592	55,698
Operating expenses
Marketing and sales	24,780	23,749
Research and development	10,540	10,609
General and administrative	17,012	16,848
Restructuring and transformation costs	1,421	—
Benefits related to exit and disposal activities	—	(39)
Total operating expenses	53,753	51,167
Income from operations	9,839	4,531
Other income, net	1,478	1,454
Income before income taxes	11,317	5,985
Provision for income taxes	3,206	2,386
Net income	$8,111	$3,599

Net income per share:
Basic	$0.34	$0.15
Diluted	$0.33	$0.15

Shares used to compute net income per share:
Basic	23,835,612	24,135,320
Diluted	24,287,260	24,435,844

Comprehensive Income (net of tax)
Comprehensive income	$5,600	$4,692

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Shareholders' Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount

Balance at December 31, 2025	23,627,422	$24	$454,120	$240,764	$(20,976)	$673,932
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	165,066	—	375	—	—	375
Stock-based compensation expense	—	—	3,219	—	—	3,219
Net income	—	—	—	8,111	—	8,111
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	(2,382)	(2,382)
Net unrealized loss on investments in securities	—	—	—	—	(129)	(129)
Comprehensive income						5,600
Balance at March 31, 2026	23,792,488	$24	$457,714	$248,875	$(23,487)	$683,126

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount

Balance at December 31, 2024	24,226,088	$24	$453,705	$244,406	$(27,984)	$670,151
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	58,291	—	(961)	—	—	(961)
Stock-based compensation expense	—	—	3,992	—	—	3,992
Repurchases of common stock	(513,739)	(1)	(9,621)	(11,451)	—	(21,073)
Net income	—	—	—	3,599	—	3,599
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	1,003	1,003
Net unrealized gains on investments in securities	—	—	—	—	90	90
Comprehensive income						4,692
Balance at March 31, 2025	23,770,640	$23	$447,115	$236,554	$(26,891)	$656,801
The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025

Operating activities
Net income	$8,111	$3,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,073	8,694
Stock-based compensation expense	3,219	3,992
Deferred taxes	2,390	(1,552)
Interest on finance lease obligations	3	6
Impairments related to exit and closure of facilities	—	219
Gain on disposal of property and equipment	(139)	—
Other	(172)	43
Changes in operating assets and liabilities:
Accounts receivable	(6,858)	(7,405)
Inventories	(585)	(698)
Prepaid expenses and other	(1,165)	517
Income taxes	1,263	3,702
Accounts payable	3,947	758
Accrued liabilities and other	(551)	6,504
Net cash provided by operating activities	17,536	18,379

Investing activities
Purchases of property, equipment and other capital assets	(3,540)	(1,262)
Proceeds from sales of property, equipment and other capital assets	1,279	—
Purchases of marketable securities	(9,007)	(6,552)
Proceeds from maturities of marketable securities	6,500	4,905
Net cash used in investing activities	(4,768)	(2,909)

Financing activities
Proceeds from issuance of common stock from equity plans	3,608	287
Purchases of shares withheld for tax obligations	(2,871)	(1,248)
Repurchases of common stock	—	(20,890)
Principal repayments of finance lease obligations	(79)	(76)
Net cash provided by (used in) financing activities	658	(21,927)
Effect of exchange rate changes on cash and cash equivalents	(279)	78
Net increase (decrease) in cash and cash equivalents	13,147	(6,379)
Cash and cash equivalents, beginning of period	110,826	89,071
Cash and cash equivalents, end of period	$123,973	$82,692

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
The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. For further information, refer to the audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (SEC) on February 20, 2026.
The accompanying Consolidated Balance Sheet as of December 31, 2025 was derived from the audited Consolidated Financial Statements but does not include all disclosures required by U.S. GAAP for a full set of financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Consolidated Financial Statements and Notes included in the Company's Annual Report on Form 10-K filed on February 20, 2026 as referenced above.
Note 2 – Recent Accounting Pronouncements
The Company did not recently adopt any accounting pronouncements that had a material impact on the Company's Consolidated Financial Statements.
Apart from the items discussed in our Annual Report on Form 10-K for the year ended December 31, 2025, there are no other new accounting pronouncements that are expected to have a significant impact on the Company’s consolidated financial statements or related disclosures.
Note 3 – Net Income per Common Share
Basic net income per share is computed based on the weighted-average number of common shares outstanding. Diluted net income per share is computed based on the weighted-average number of common shares outstanding, increased by the number of additional shares that would have been outstanding had potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares. Potentially dilutive shares of common stock include stock options and other stock-based awards granted under stock-based compensation plans and shares committed to be purchased under the employee stock purchase plan. Performance stock units are excluded from the calculation of dilutive potential common shares until the performance conditions have been satisfied. Anti-dilutive options were excluded from the calculation of diluted weighted average shares outstanding and were 120,716 and 436,669 for the three months ended March 31, 2026 and 2025, respectively.

The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2026	2025
Net income	$8,111	$3,599

Basic - weighted-average shares outstanding:	23,835,612	24,135,320
Effect of dilutive securities:
Employee stock options and other	451,648	300,524
Diluted - weighted-average shares outstanding:	24,287,260	24,435,844
Net income per share:
Basic	$0.34	$0.15
Diluted	$0.33	$0.15

Note 4 – Goodwill and Other Intangible Assets
There were no changes in the carrying amount of goodwill during the three months ended March 31, 2026.
Intangible assets other than goodwill at March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026			December 31, 2025			Useful Life (in years)	Weighted Average Useful Life Remaining (in years)
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Non-compete agreement	$844	$(844)	$—	$850	$(843)	$7	2.0 - 5.0	0
Software technology	13,229	(10,835)	2,394	13,229	(10,493)	2,736	10.0	1.8
Software platform	26,807	(11,674)	15,133	27,110	(11,241)	15,869	12.0	6.8
Total intangible assets	$40,880	$(23,353)	$17,527	$41,189	$(22,577)	$18,612

Intangible assets allocated to the Protolabs Network entities consisted of intangible assets of €11.6 million in Europe and $16.6 million in the United States as of the date of the acquisition. The Euro denominated intangible assets are translated at the end of each period using the current exchange rates resulting in a foreign currency translation adjustment that is recorded as a component of Other Comprehensive Income. Foreign currency unrealized losses related to intangible assets were $0.8 million and $0.5 million as of March 31, 2026 and December 31, 2025, respectively. Amortization expense for intangible assets was $0.9 million for each of the three months ended March 31, 2026 and 2025.

Estimated aggregated amortization expense based on the current carrying value of the amortizable intangible assets and current exchange rates is as follows:

(in thousands)	Estimated Amortization Expense
Remaining 2026	$2,688
2027	3,581
2028	2,215
2029	2,215
2030	2,215
Thereafter	4,613
Total estimated amortization expense	$17,527

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
The following table summarizes financial assets as of March 31, 2026 and December 31, 2025 measured at fair value on a recurring basis:

	March 31, 2026			December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial Assets:
Cash	$122,839	$—	$—	$107,462	$—	$—
Money market mutual fund	1,134	—	—	3,364	—	—
Marketable securities	17,381	16,647	—	18,301	13,304	—
Total	$141,354	$16,647	$—	$129,127	$13,304	$—

Note 6 – Marketable Securities
The Company invests in short-term and long-term agency, municipal, corporate and other debt securities. The securities are categorized as available-for-sale and are recorded at fair value. The following table summarizes information regarding the Company’s short-term and long-term marketable securities as of March 31, 2026 and December 31, 2025:

	March 31, 2026
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities	$10,500	$4	$(35)	$10,469
Corporate debt securities	14,951	5	(72)	14,884
U.S. municipal securities	7,656	17	—	7,673
U.S. treasury bonds	1,000	2	—	1,002
Total marketable securities	$34,107	$28	$(107)	$34,028

	December 31, 2025
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities	$7,500	$9	$(4)	$7,505
Corporate debt securities	14,424	9	(7)	14,426
U.S. municipal securities	8,631	39	—	8,670
U.S. treasury bonds	1,000	4	—	1,004
Total marketable securities	$31,555	$61	$(11)	$31,605

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
The March 31, 2026 balance of available-for-sale debt securities by contractual maturity is shown in the following table at fair value. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in thousands)	March 31, 2026
Due in one year or less	$12,307
Due after one year through five years	21,721
Total marketable securities	$34,028

Note 7 – Inventory
Inventory consists primarily of raw materials, which are recorded at the lower of cost and net realizable value using the standard cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.

The Company’s inventory consisted of the following as of the dates indicated:

(in thousands)	March 31, 2026	December 31, 2025
Total inventory	$15,925	$15,441
Allowance for obsolescence	(1,054)	(1,040)
Inventory, net of allowance	$14,871	$14,401

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
In addition, the Company has outstanding awards that were not granted under the 2022 Plan or the 2012 Plan. These awards were granted as inducement awards to the Company’s new Chief Executive Officer in May 2025.
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
Stock-Based Compensation Expense
Stock-based compensation expense was $3.2 million and $4.0 million for the three months ended March 31, 2026 and 2025, respectively.

Stock Options
The following table summarizes stock option activity during the three months ended March 31, 2026:

	Stock Options	Weighted- Average Exercise Price
Options outstanding at December 31, 2025	360,214	$52.94
Granted	51,135	62.63
Exercised	(72,234)	44.94
Forfeited	(14,732)	57.12
Expired	(24,853)	119.35
Options outstanding at March 31, 2026	299,530	$51.01

Exercisable at March 31, 2026	110,231	$62.95

The outstanding options generally have a term of ten years. For employees, options granted become exercisable ratably over the vesting period, which is generally a period of four years, beginning on the first anniversary of the grant date, subject to the employee’s continuing service to the Company.
The weighted-average grant date fair value of options that were granted during the three months ended March 31, 2026 was $34.35.
The following table provides the assumptions used in the Black-Scholes pricing model valuation of options during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Risk-free interest rate	3.71%	4.13%
Expected life (years)	6.25	6.25
Expected volatility	52.69%	52.99%
Expected dividend yield	0%	0%

As of March 31, 2026, there was $4.0 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.2 years.
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

The following table summarizes restricted stock units activity during the three months ended March 31, 2026:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
Restricted stock units at December 31, 2025	696,076	$39.07
Granted	30,521	62.63
Restrictions lapsed	(23,587)	38.06
Forfeited	(39,770)	36.72
Restricted stock units at March 31, 2026	663,240	$40.38

As of March 31, 2026, there was $15.4 million of unrecognized compensation expense related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 2.7 years.
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
The following table summarizes performance stock units activity during the three months ended March 31, 2026:

	Performance Stock Units	Weighted- Average Grant Date Fair Value Per Share
Performance stock units at December 31, 2025	231,959	$56.21
Granted	59,999	105.67
Restrictions lapsed	(121,334)	57.79
Performance change	60,667	57.79
Performance stock units at March 31, 2026	231,291	$68.63

The following table provides the assumptions used in the Monte Carlo pricing model valuation of PSUs during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Risk-free interest rate	3.48%	4.08%
Expected life (years)	2.85	2.85
Expected volatility	47.40%	52.40%
Expected dividend yield	0%	0%

As of March 31, 2026, there was $11.7 million of unrecognized compensation expense related to non-vested performance stock units, which is expected to be recognized over a weighted-average period of 2.4 years.

Employee Stock Purchase Plan
The following table presents the assumptions used to estimate the fair value of the ESPP during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Risk-free interest rate	3.67%	4.29%
Expected life (months)	6.00	6.00
Expected volatility	39.13%	65.60%
Expected dividend yield	0%	0%

Note 9 – Accumulated Other Comprehensive (Loss) Income
Other comprehensive income (loss) is comprised of foreign currency translation adjustments and net unrealized gains (losses) on investments in securities.
The following table presents the changes in accumulated other comprehensive (loss) income balances during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025

Balance at beginning of period	$(20,976)	$(27,984)
Foreign currency translation adjustments
Other comprehensive (loss) income before reclassifications	(2,382)	1,003
Amounts reclassified from accumulated other comprehensive loss	—	—
Net current-period other comprehensive (loss) income	(2,382)	1,003
Net unrealized (losses) gains on investments in securities
Other comprehensive (loss) income before reclassifications	(129)	90
Amounts reclassified from accumulated other comprehensive loss	—	—
Net current-period other comprehensive (loss) income	(129)	90
Balance at end of period	$(23,487)	$(26,891)

Note 10 – Income Taxes
The Company is subject to income tax in multiple jurisdictions and the use of estimates is required to determine the provision for income taxes. For the three months ended March 31, 2026 and 2025, the Company recorded an income tax provision of $3.2 million and $2.4 million, respectively. The income tax provision is based on the estimated annual effective tax rate for the year applied to pre-tax income. The effective income tax rate for the three months ended March 31, 2026 was 28.3 percent compared to 39.9 percent in the same period of the prior year. The effective tax rate decreased by 11.6 percent for the three months ended March 31, 2026 when compared to the same period in 2025, primarily due to an increase in tax benefits from the vesting of restricted stock and the exercise of stock options, as well as a one-time tax benefit related to the successful closure of a state income tax audit.
The effective income tax rate for the three months ended March 31, 2026 differs from the U.S. federal statutory rate of 21.0 percent due to various factors, including operating in multiple state and foreign jurisdictions partially offset by tax credits for which the Company qualifies.

The Company had unrecognized tax benefits totaling $3.1 million as of March 31, 2026 and December 31, 2025, respectively, that if recognized would result in a reduction of the Company’s effective tax rate. The liabilities are classified as other long-term liabilities in the accompanying consolidated balance sheets. The Company recognizes interest and penalties related to income tax matters in income tax expense and reports the liability in current or long-term income taxes payable as appropriate.
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
The following table summarizes selected financial information by reportable segments:

Three Months Ended March 31, 2026
(in thousands)
	United States	Europe	Corporate Unallocated	Total
Revenue	$112,127	$27,209	$—	$139,336
Segment expenses[1]	79,158	31,048	17,870	128,076
Restructuring and transformation costs	—	1,090	331	1,421
Income (Loss) from Operations	$32,969	$(4,929)	$(18,201)	$9,839

Three Months Ended March 31, 2025
(in thousands)
	United States	Europe	Corporate Unallocated	Total
Revenue	$100,267	$25,938	$—	$126,205
Segment expenses[1]	74,770	29,800	17,143	121,713
Benefits related to exit and disposal activities	—	(39)	—	(39)
Income (Loss) from Operations	$25,497	$(3,823)	$(17,143)	$4,531

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
Total long-lived assets, expenditures for additions to long-lived assets, and depreciation and amortization expense were as follows:

(in thousands)	March 31, 2026	December 31, 2025
Total long-lived assets:
United States	$166,318	$170,228
Europe	43,145	45,033
Total Long-lived Assets	$209,463	$215,261

	Three Months Ended March 31,
(in thousands)	2026	2025
Expenditures for additions to long-lived assets:
United States	$3,201	$1,168
Europe	339	94
Total expenditures for additions to long-lived assets	$3,540	$1,262

	Three Months Ended March 31,
(in thousands)	2026	2025
Depreciation and Amortization:
United States	$6,611	$7,009
Europe	1,435	1,606
Corporate Unallocated	27	79
Total depreciation and amortization	$8,073	$8,694

Revenue by product line the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Revenue:
Injection Molding	$51,068	$48,723
CNC Machining	63,245	52,843
3D Printing	20,465	20,194
Sheet Metal	4,351	4,211
Other Revenue	207	234
Total Revenue	$139,336	$126,205

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Overview
We are the world’s fastest manufacturing service enabling companies across every industry to streamline production of quality parts throughout the entire product life cycle. Our vision is accelerating innovation by revolutionizing manufacturing. Our mission is to shape the future by bringing customer ideas to life across every stage of their product cycle. We accomplish this by offering a variety of manufacturing capabilities fulfilled through a combination of owned manufacturing factories and a worldwide network of premium manufacturing partners. Our automated quoting and manufacturing systems are highly integrated with our manufacturing and fulfillment systems, which allow us to offer a vast array of manufacturing technologies in a variety of materials across a continuum of lead times and prices. Protolabs uses artificial intelligence (AI) in a number of different ways to improve our efficiency and the value we offer to customers, including: intelligent pricing and sourcing algorithms, automated quality inspection in injection molding, toolpath verification in CNC machining, software development, and various other AI end use cases. In the age of AI, we are well-positioned with our long history of leveraging technology to solve legacy manufacturing challenges and are deploying AI to power how we drive innovation to better serve our customers. AI is enabling us to move faster than ever before and continue to scale our business efficiently. Our technology-enabled digital engineering and manufacturing applications enable us to produce commercial-grade prototype and production plastic, metal, and liquid silicone rubber parts in as fast as one day.
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
•Drive Operational Efficiency – expand our factory and Protolabs network gross margins and capture operating expense leverage via efficiencies and productivity. Reallocate resources and funds to invest in the highest-priority growth initiatives.
The following table summarizes our unique customer contacts and revenue per customer contact:

	Three Months Ended March 31,
	2026	2025
Revenue (in thousands)	$139,336	$126,205
Customer contacts	19,826	21,627
Revenue per customer contact[1]	$7,028	$5,836

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
Provision for Income Taxes
Provision for income taxes is comprised of federal, state, local and foreign taxes based on pre-tax income. Overall, our effective tax rate for 2026 and beyond may differ from historical effective tax rates due to increases in losses in foreign operations that are not eligible for tax benefits on account of valuation allowances, as well as any future tax law changes that may impact our effective tax rate.

Results of Operations
The following table summarizes our results of operations and the related changes for the periods indicated. The results below are not necessarily indicative of the results for future periods.

	Three Months Ended March 31,				Change
(dollars in thousands)	2026		2025		$	%
Revenue	$139,336	100.0	$126,205	100.0	$13,131	10.4
Cost of revenue	75,744	54.4	70,507	55.9	5,237	7.4
Gross profit	63,592	45.6	55,698	44.1	7,894	14.2
Operating expenses
Marketing and sales	24,780	17.8	23,749	18.8	1,031	4.3
Research and development	10,540	7.6	10,609	8.4	(69)	(0.7)
General and administrative	17,012	12.2	16,848	13.4	164	1.0
Restructuring and transformation costs	1,421	1.0	—	—	1,421	*
Benefits related to exit and disposal activities	—	—	(39)	—	39	(100.0)
Total operating expenses	53,753	38.6	51,167	40.5	2,586	5.1
Income from operations	9,839	7.1	4,531	3.6	5,308	117.1
Other income, net	1,478	1.1	1,454	1.2	24	1.7
Income before income taxes	11,317	8.1	5,985	4.7	5,332	89.1
Provision for income taxes	3,206	2.3	2,386	1.9	820	34.4
Net income	$8,111	5.8%	$3,599	2.9%	$4,512	125.4%

* Percentage change not meaningful
Stock-based compensation expense included in the statements of operations data above for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Stock options, RSUs and PSUs	$2,942	$3,661
Employee stock purchase plan	277	331
Total stock-based compensation expense	$3,219	$3,992

Cost of revenue	$394	$460
Operating expenses:
Marketing and sales	705	778
Research and development	428	625
General and administrative	1,692	2,129
Total stock-based compensation expense	$3,219	$3,992

Comparison of Three Months Ended March 31, 2026 and 2025
Revenue
Revenue by reportable segment and the related changes for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026		2025		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue:
United States	$112,127	80.5%	$100,267	79.4%	$11,860	11.8%
Europe	27,209	19.5%	25,938	20.6%	1,271	4.9
Total revenue	$139,336	100.0%	$126,205	100.0%	$13,131	10.4%

Our revenue increased $13.1 million, or 10.4%, for the three months ended March 31, 2026 compared to the same period in 2025. The growth in revenue was primarily driven by an increase in CNC revenue in the United States from key growth industries, primarily aerospace and defense, and market dynamics that have driven increases in price. By reportable segment, revenue in the United States increased $11.9 million, or 11.8%, for the three months ended March 31, 2026 compared to the same period in 2025. Revenue in Europe increased $1.3 million, or 4.9%, for the three months ended March 31, 2026 compared to the same period in 2025. International revenue was favorably impacted by $2.2 million during the three months ended March 31, 2026 compared to the same period in 2025 as a result of foreign currency movements, primarily due to the strengthening of the British Pound and Euro relative to the United States Dollar.
During the three months ended March 31, 2026, we served 19,826 unique customer contacts, which is a decrease of 8.3% from the same period in 2025. During the three months ended March 31, 2026, our customer contacts served decreased while our revenue grew. This was primarily due to our mix of customers served in the quarter as compared to the same period in 2025 and our focus on larger, more strategic customers as we strive to be their supplier of choice by serving their custom parts needs through our comprehensive offer. Our revenue per customer contact grew 20.4% for the three months ended March 31, 2026 compared to the same period in 2025.
Revenue by product line and the related changes for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026		2025		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue:
Injection Molding	$51,068	36.7%	$48,723	38.6%	$2,345	4.8%
CNC Machining	63,245	45.4	52,843	41.9	10,402	19.7
3D Printing	20,465	14.7	20,194	16.0	271	1.3
Sheet Metal	4,351	3.1	4,211	3.3	140	3.3
Other Revenue	207	0.1	234	0.2	(27)	(11.5)
Total Revenue	$139,336	100.0%	$126,205	100.0%	$13,131	10.4%

By product line, our revenue increase was driven by a 19.7% increase in CNC Machining revenue, a 4.8% increase in Injection Molding revenue, a 1.3% increase in 3D Printing revenue, and a 3.3% increase in Sheet Metal revenue, in each case for the three months ended March 31, 2026 compared to the same period in 2025.
Cost of Revenue, Gross Profit and Gross Margin

Cost of Revenue. Cost of revenue increased $5.2 million, or 7.4%, for the three months ended March 31, 2026 compared to the same period in 2025, while revenue increased 10.4% for the three months ended March 31, 2026 compared to the same period in 2025. The increase in the cost of revenue of $5.2 million was primarily driven by higher revenue volumes resulting in increases of $3.9 million in raw material and production and fulfillment related costs, and $1.7 million in personnel and related costs, primarily due to increases in head count and overtime costs and contract labor to meet increased order volume, during the three months ended March 31, 2026 compared to the same period in 2025, partially offset by decreases in equipment and facility-related costs of $0.4 million.
Gross Profit and Gross Margin. Gross profit increased $7.9 million, or 14.2%, for the three months ended March 31, 2026 compared to the same period in 2025. Gross margin increased to 45.6% in the three months ended March 31, 2026 from 44.1% in the same period in 2025.
Operating Expenses, Other Income, net and Provision for Income Taxes
Marketing and Sales. Our marketing and sales expenses increased $1.0 million during the three months ended March 31, 2026 compared to the same period in 2025 primarily due to increases in personnel and related costs of $0.7 million and $0.3 million in marketing program costs.
Research and Development. Our research and development expenses decreased $0.1 million, or 0.7%, during the three months ended March 31, 2026 compared to the same period in 2025 primarily due to decreases in personnel and related costs of $0.3 million and $0.1 million in professional services, partially offset by increases of $0.3 million in operating costs.
General and Administrative. Our general and administrative expenses increased $0.2 million, or 1.0%, during the three months ended March 31, 2026 compared to the same period in 2025 primarily due to increases in personnel and related costs of $0.5 million and $0.4 million in professional services, partially offset by decreases of $0.4 million in stock-based compensation, and $0.3 million in administrative costs.
Restructuring and transformation costs. Restructuring and transformation costs include expenses related to actions taken to improve operational efficiency and streamline the organization and resulted in $1.4 million in operating expenses during 2026 primarily related to severance and related benefit costs, and professional services. We had no restructuring and transformation costs for the same period in 2025.
Costs related to exit and disposal. We had no costs related to exit and disposal activities during the three months ended March 31, 2026. Our decision to exit and close certain operations in Germany resulted in less than a $0.1 million in personnel and related cost benefits during the three months ended March 31, 2025.
Other income, net. We recognized other income, net of $1.5 million for the three months ended March 31, 2026 and the same period in 2025. Other income, net for the three months ended March 31, 2026 primarily consisted of $1.2 million in interest income on investments and $0.3 million of other income. Other income, net for the three months ended March 31, 2025 primarily consisted of $1.4 million in interest income on investments and other income.
Provision for Income Taxes. Our effective tax rate of 28.3% for the three months ended March 31, 2026 decreased 11.6% compared to 39.9% for the same period in 2025. The decrease in the effective tax rate was primarily due to an increase in tax benefits from the vesting of restricted stock and the exercise of stock options, as well as a one-time tax benefit related to the successful closure of a state income tax audit. Our income tax provision of $3.2 million for the three months ended March 31, 2026 increased $0.8 million as compared to our income tax provision of $2.4 million for the same period in 2025.

Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Net cash provided by operating activities	$17,536	$18,379
Net cash used in investing activities	(4,768)	(2,909)
Net cash provided by (used in) financing activities	658	(21,927)
Effect of exchange rate changes on cash and cash equivalents	(279)	78
Net increase (decrease) in cash and cash equivalents	$13,147	$(6,379)

Sources of Liquidity
Historically, we have primarily financed our operations and capital expenditures through cash flow from operations. We had cash and cash equivalents of $124.0 million as of March 31, 2026, an increase of $13.1 million from December 31, 2025. The increase in our cash was primarily due to cash provided by operating activities of $17.5 million, which were partially offset by net purchases of marketable securities of $2.5 million and net purchases of property, equipment and other capital assets of $2.3 million.
We believe that our existing cash and cash equivalents together with cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
Cash Flows from Operating Activities
Cash flows from operating activities were $17.5 million during the three months ended March 31, 2026 and primarily consisted of net income of $8.1 million, adjusted for certain non-cash items, including depreciation and amortization of $8.1 million, stock-based compensation expense of $3.2 million and increases in deferred taxes of $2.4 million, which were partially offset by changes in operating assets and liabilities and other items totaling $4.1 million, and a gain on disposal of property and equipment of $0.1 million. Cash flows from operating activities were $18.4 million during the three months ended March 31, 2025 and primarily consisted of net income of $3.6 million, adjusted for certain non-cash items, including depreciation and amortization of $8.7 million, stock-based compensation expense of $4.0 million and changes in operating assets and liabilities and other items totaling $3.4 million and an impairment of leased facility of $0.2 million, which were partially offset by deferred taxes of $1.6 million.
Cash flows from operating activities decreased $0.8 million during the three months ended March 31, 2026 compared to the same period in 2025, primarily due to changes in operating assets and liabilities and other items totaling $7.9 million, decreases in stock-based compensation of $0.8 million, and decreases in depreciation and amortization of $0.6 million, which were partially offset by increases in net income of $4.5 million and increases in deferred taxes of $3.9 million.
Cash Flows from Investing Activities
Cash used in investing activities was $4.8 million during the three months ended March 31, 2026, consisting of $2.5 million of net purchases of marketable securities and $2.3 million for net purchases of property, equipment and other capital assets.
Cash used in investing activities was $2.9 million during the three months ended March 31, 2025, consisting of $1.3 million for net purchases of property, equipment and other capital assets and $1.6 million of purchases of marketable securities, net of proceeds from call redemptions and maturities.

Cash Flows from Financing Activities
Cash provided by financing activities was $0.7 million during the three months ended March 31, 2026, consisting of $3.6 million in proceeds related to equity plans, which were partially offset by $2.9 million in purchases of shares withheld for tax obligations associated with equity transactions and $0.1 million for repayments of finance lease obligations.
Cash used in financing activities was $21.9 million during the three months ended March 31, 2025, consisting of $20.9 million in repurchases of common stock, $1.2 million in purchases of shares withheld for tax obligations associated with equity transactions and $0.1 million for repayments of finance lease obligations, which were partially offset by $0.3 million in proceeds related to the exercise of non-qualified stock options.
Critical Accounting Estimates
We have adopted various accounting policies to prepare the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these financial statements requires us to make estimates, judgments and assumptions. Our significant accounting policies and estimates are disclosed in Note 2 to the Consolidated Financial Statements included Part II, Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2025. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2026.
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
We have not used forward contracts or currency borrowings to hedge our exposure to foreign currency risk. Foreign currency risk can be assessed by estimating the change in results of operations or financial position resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would generally not have a material impact on our financial position, but could have a material impact on our results of operations. We recognized foreign currency gains of less than $0.1 million and foreign currency losses of $0.1 million for the three months ended March 31, 2026 and 2025, respectively. The changes in foreign exchange rates had a favorable impact on consolidated revenue of $2.2 million for the three months ended March 31, 2026 compared to the same period in 2025.
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
Item 1A. Risk Factors
Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 includes a discussion of our risk factors. There have been no material changes from the risk factors described in our Annual Report on Form 10-K.
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
We did not repurchase any shares of our common stock during the three months ended March 31, 2026 under the February 2025 program.
Item 3. Defaults Upon Senior Securities
No matters to disclose.
Item 4. Mine Safety Disclosures
No matters to disclose.
Item 5. Other Information
During the three months ended March 31, 2026, no directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

3.3	Third Amended and Restated By-Laws of Proto Labs, Inc., as amended through November 15, 2022 (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K, filed on November 15, 2022).
10.1	Protolabs Annual Incentive Plan (incorporated by reference to Exhibit 10.37 to the Company's Form 10-K, filed on February 20, 2026).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act**
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
*Filed herewith.
**Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Proto Labs, Inc.

Date: May 1, 2026	/s/ Suresh Krishna
Suresh Krishna
President and Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2026	/s/ Daniel Schumacher
Daniel Schumacher
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)