Form 10-Q
period 2026-06-30
Proto Labs Inc
filed 2026-07-31
CIK 1443669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,921,897 shares of Common Stock, par value $0.001 per share, were outstanding at July 28, 2026.

Proto Labs, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Proto Labs, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$127,918	$110,826
Short-term marketable securities	14,858	17,297
Accounts receivable, net of allowance for credit losses of $3,022 and $2,668 as of June 30, 2026, and December 31, 2025, respectively	95,074	78,962
Inventory	15,413	14,401
Prepaid expenses and other current assets	11,590	9,590
Income taxes receivable	1,390	2,465
Total current assets	266,243	233,541
Property and equipment, net	208,329	215,261
Goodwill	273,991	273,991
Other intangible assets, net	16,606	18,612
Long-term marketable securities	20,120	14,308
Operating lease assets	1,263	2,836
Finance lease assets	290	424
Other long-term assets	4,456	4,442
Total assets	$791,298	$763,415

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$21,542	$15,104
Accrued compensation	18,830	23,674
Accrued liabilities and other	31,776	26,783
Current operating lease liabilities	929	1,155
Current finance lease liabilities	127	286
Total current liabilities	73,204	67,002
Long-term operating lease liabilities	1,185	1,606
Long-term deferred tax liabilities	20,625	16,598
Other long-term liabilities	4,551	4,277
Total liabilities	99,565	89,483

Shareholders' equity
Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding 0 shares as of June 30, 2026, and December 31, 2025, respectively	—	—
Common stock, $0.001 par value, authorized 150,000,000 shares; issued and outstanding 23,921,897 and 23,627,422 shares as of June 30, 2026, and December 31, 2025, respectively	24	24
Additional paid-in capital	460,671	454,120
Retained earnings	254,326	240,764
Accumulated other comprehensive loss	(23,288)	(20,976)
Total shareholders' equity	691,733	673,932
Total liabilities and shareholders' equity	$791,298	$763,415

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Comprehensive Income
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Statements of Operations:
Revenue	$149,341	$135,063	$288,677	$261,268
Cost of revenue	79,999	75,289	155,743	145,796
Gross profit	69,342	59,774	132,934	115,472
Operating expenses
Marketing and sales	25,682	24,731	50,462	48,480
Research and development	10,791	11,173	21,331	21,782
General and administrative	19,650	18,752	36,662	35,600
Restructuring and transformation costs	924	—	2,345	—
Costs related to exit and disposal activities	937	149	937	110
Total operating expenses	57,984	54,805	111,737	105,972
Income from operations	11,358	4,969	21,197	9,500
Other income, net	1,245	1,705	2,723	3,159
Income before income taxes	12,603	6,674	23,920	12,659
Provision for income taxes	3,451	2,247	6,657	4,633
Net income	$9,152	$4,427	$17,263	$8,026

Net income per share:
Basic	$0.38	$0.19	$0.72	$0.33
Diluted	$0.37	$0.18	$0.71	$0.33

Shares used to compute net income per share:
Basic	23,969,254	23,900,390	23,902,802	24,018,119
Diluted	24,415,788	24,101,592	24,358,568	24,291,246

Comprehensive Income (net of tax)
Comprehensive income	$9,351	$6,755	$14,951	$11,447

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Shareholders' Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount

Balance at December 31, 2025	23,627,422	$24	$454,120	$240,764	$(20,976)	$673,932
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	165,066	—	375	—	—	375
Stock-based compensation expense	—	—	3,219	—	—	3,219
Net income	—	—	—	8,111	—	8,111
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	(2,382)	(2,382)
Net unrealized loss on investments in securities	—	—	—	—	(129)	(129)
Comprehensive income						5,600
Balance at March 31, 2026	23,792,488	$24	$457,714	$248,875	$(23,487)	$683,126
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	197,962	—	204	—	—	204
Stock-based compensation expense	—	—	4,088	—	—	4,088
Repurchases of common stock and other	(68,553)	—	(1,335)	(3,701)	—	(5,036)
Net income	—	—	—	9,152	—	9,152
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	289	289
Net unrealized loss on investments in securities	—	—	—	—	(90)	(90)
Comprehensive income						9,351
Balance at June 30, 2026	23,921,897	$24	$460,671	$254,326	$(23,288)	$691,733

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount

Balance at December 31, 2024	24,226,088	$24	$453,705	$244,406	$(27,984)	$670,151
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	58,291	—	(961)	—	—	(961)
Stock-based compensation expense	—	—	3,992	—	—	3,992
Repurchases of common stock	(513,739)	(1)	(9,621)	(11,451)	—	(21,073)
Net income	—	—	—	3,599	—	3,599
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	1,003	1,003
Net unrealized gains on investments in securities	—	—	—	—	90	90
Comprehensive income						4,692
Balance at March 31, 2025	23,770,640	$23	$447,115	$236,554	$(26,891)	$656,801
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	179,393	—	(58)	—	—	(58)
Stock-based compensation expense	—	—	4,259	—	—	4,259
Repurchases of common stock	(75,432)	—	(1,413)	(1,637)	—	(3,050)
Net income	—	—	—	4,427	—	4,427
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	2,300	2,300
Net unrealized gains on investments in securities	—	—	—	—	28	28
Comprehensive income						6,755
Balance at June 30, 2025	23,874,601	$23	$449,903	$239,344	$(24,563)	$664,707
The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025

Operating activities
Net income	$17,263	$8,026
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,161	17,264
Stock-based compensation expense	7,307	8,251
Deferred taxes	4,054	(3,985)
Interest on finance lease obligations	5	11
Loss on impairment of equipment	186	—
Impairments related to exit and closure of facilities	937	448
Gain on disposal of property and equipment	(120)	—
Other	(152)	(82)
Changes in operating assets and liabilities:
Accounts receivable	(16,397)	(9,487)
Inventories	(1,131)	(983)
Prepaid expenses and other	(2,078)	338
Income taxes	1,050	1,836
Accounts payable	5,888	(654)
Accrued liabilities and other	5	7,980
Net cash provided by operating activities	32,978	28,963

Investing activities
Purchases of property, equipment and other capital assets	(9,743)	(2,730)
Proceeds from sales of property, equipment and other capital assets	1,279	—
Purchases of marketable securities	(16,007)	(11,052)
Proceeds from maturities of marketable securities	12,500	10,230
Net cash used in investing activities	(11,971)	(3,552)

Financing activities
Proceeds from issuance of common stock from equity plans	7,265	2,081
Purchases of shares withheld for tax obligations	(5,951)	(3,117)
Repurchases of common stock	(5,036)	(23,980)
Principal repayments of finance lease obligations	(160)	(153)
Net cash used in financing activities	(3,882)	(25,169)
Effect of exchange rate changes on cash and cash equivalents	(33)	1,069
Net increase in cash and cash equivalents	17,092	1,311
Cash and cash equivalents, beginning of period	110,826	89,071
Cash and cash equivalents, end of period	$127,918	$90,382

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
Note 3 – Net Income per Common Share
Basic net income per share is computed based on the weighted-average number of common shares outstanding. Diluted net income per share is computed based on the weighted-average number of common shares outstanding, increased by the number of additional shares that would have been outstanding had potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares. Potentially dilutive shares of common stock include stock options and other stock-based awards granted under stock-based compensation plans and shares committed to be purchased under the employee stock purchase plan. Performance stock units are excluded from the calculation of dilutive potential common shares until the performance conditions have been satisfied. Anti-dilutive options were excluded from the calculation of diluted weighted average shares outstanding and were 99,200 and 459,386 for the three months ended June 30, 2026 and 2025, respectively, and 93,525 and 446,174 for the six months ended June 30, 2026 and 2025, respectively.

The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Net income	$9,152	$4,427	$17,263	$8,026

Basic - weighted-average shares outstanding:	23,969,254	23,900,390	23,902,802	24,018,119
Effect of dilutive securities:
Employee stock options and other	446,534	201,202	455,766	273,127
Diluted - weighted-average shares outstanding:	24,415,788	24,101,592	24,358,568	24,291,246
Net income per share:
Basic	$0.38	$0.19	$0.72	$0.33
Diluted	$0.37	$0.18	$0.71	$0.33

Note 4 – Goodwill and Other Intangible Assets
There were no changes in the carrying amount of goodwill during the three and six months ended June 30, 2026.
Intangible assets other than goodwill at June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026			December 31, 2025			Useful Life (in years)	Weighted Average Useful Life Remaining (in years)
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Non-compete agreement	$—	$—	$—	$850	$(843)	$7	2.0 - 5.0	0
Software technology	13,229	(11,177)	2,052	13,229	(10,493)	2,736	10.0	1.5
Software platform	26,769	(12,215)	14,554	27,110	(11,241)	15,869	12.0	6.6
Total intangible assets	$39,998	$(23,392)	$16,606	$41,189	$(22,577)	$18,612

Intangible assets allocated to the Protolabs Network entities consisted of intangible assets of €11.6 million in Europe and $16.6 million in the United States as of the date of the acquisition. The Euro-denominated intangible assets are translated at the end of each period using the current exchange rates resulting in a foreign currency translation adjustment that is recorded as a component of Other Comprehensive Income. Foreign currency unrealized losses related to intangible assets were $0.9 million and $0.5 million as of June 30, 2026 and December 31, 2025, respectively. Amortization expense for intangible assets was $0.9 million for each of the three months ended June 30, 2026 and 2025, and $1.8 million for the six months ended June 30, 2026 and 2025, respectively.

Estimated aggregated amortization expense based on the current carrying value of the amortizable intangible assets and current exchange rates is as follows:

(in thousands)	Estimated Amortization Expense
Remaining 2026	$1,790
2027	3,578
2028	2,211
2029	2,211
2030	2,211
Thereafter	4,605
Total estimated amortization expense	$16,606

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
The following table summarizes financial assets as of June 30, 2026 and December 31, 2025 measured at fair value on a recurring basis:

	June 30, 2026			December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial Assets:
Cash	$124,766	$—	$—	$107,462	$—	$—
Money market mutual fund	3,152	—	—	3,364	—	—
Marketable securities	19,856	15,122	—	18,301	13,304	—
Total	$147,774	$15,122	$—	$129,127	$13,304	$—

Note 6 – Marketable Securities
The Company invests in short-term and long-term agency, municipal, corporate and other debt securities. The securities are categorized as available-for-sale and are recorded at fair value. The following table summarizes information regarding the Company’s short-term and long-term marketable securities as of June 30, 2026 and December 31, 2025:

	June 30, 2026
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities	$14,500	$—	$(58)	$14,442
Corporate debt securities	11,968	—	(108)	11,860
U.S. municipal securities	7,679	5	(8)	7,676
U.S. treasury bonds	1,000	—	—	1,000
Total marketable securities	$35,147	$5	$(174)	$34,978

	December 31, 2025
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities	$7,500	$9	$(4)	$7,505
Corporate debt securities	14,424	9	(7)	14,426
U.S. municipal securities	8,631	39	—	8,670
U.S. treasury bonds	1,000	4	—	1,004
Total marketable securities	$31,555	$61	$(11)	$31,605

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
The June 30, 2026 balance of available-for-sale debt securities by contractual maturity is shown in the following table at fair value. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in thousands)	June 30, 2026
Due in one year or less	$14,858
Due after one year through five years	20,120
Total marketable securities	$34,978

Note 7 – Inventory
Inventory consists primarily of raw materials, which are recorded at the lower of cost and net realizable value using the standard cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.

The Company’s inventory consisted of the following as of the dates indicated:

(in thousands)	June 30, 2026	December 31, 2025
Total inventory	$16,506	$15,441
Allowance for obsolescence	(1,093)	(1,040)
Inventory, net of allowance	$15,413	$14,401

Note 8 – Stock-Based Compensation
On July 8, 2022, the board of directors approved the Proto Labs, Inc. 2022 Long-Term Incentive Plan, which was approved by the Company's shareholders at a Special Meeting of Shareholders on August 29, 2022, and subsequently amended and restated by the Company's shareholders at the Annual Meeting of Shareholders on May 23, 2024 (as amended and restated, and subsequently further amended, the 2022 Plan) to increase the number of shares available for issuance pursuant to awards under the 2022 Plan by an additional 430,000 shares, add a minimum vesting requirement, and extend the expiration date so that the term of the 2022 Plan runs for ten years from the date of the shareholder approval. On May 20, 2025 and May 19, 2026, the Company's shareholders approved amendments to the 2022 Plan to increase the number of shares available for issuance pursuant to awards under the 2022 Plan by an additional 296,000 shares and 395,000 shares, respectively. Under the 2022 Plan, the Company has the ability to grant stock options, stock appreciation rights (SARs), restricted stock, restricted stock units, other stock-based awards and cash incentive awards. Awards under the 2022 Plan have a maximum term of ten years from the date of grant. The compensation and talent committee may provide that the vesting or payment of any award will be subject to the attainment of specified performance measures in addition to the satisfaction of any continued service requirements and the compensation and talent committee will determine whether such measures have been achieved. The per-share exercise price of stock options and SARs granted under the 2022 Plan generally may not be less than the fair market value of a share of our common stock on the date of the grant.
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
In addition, the Company has outstanding awards that were not granted under the 2022 Plan or the 2012 Plan. These awards were granted as inducement awards to the Company’s Chief Executive Officer in May 2025.
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
Stock-Based Compensation Expense
Stock-based compensation expense was $4.1 million and $4.3 million for the three months ended June 30, 2026 and 2025, respectively, and $7.3 million and $8.3 million for the six months ended June 30, 2026 and 2025, respectively.

Stock Options
The following table summarizes stock option activity during the six months ended June 30, 2026:

	Stock Options	Weighted- Average Exercise Price
Options outstanding at December 31, 2025	360,214	$52.94
Granted	73,560	65.22
Exercised	(100,267)	43.16
Forfeited	(15,877)	56.39
Expired	(21,718)	131.69
Options outstanding at June 30, 2026	295,912	$53.54

Exercisable at June 30, 2026	114,024	$61.44

The outstanding options generally have a term of ten years. For employees, options granted become exercisable ratably over the vesting period, which is generally a period of four years, beginning on the first anniversary of the grant date, subject to the employee’s continuing service to the Company.
The weighted-average grant date fair value of options that were granted during the six months ended June 30, 2026 was $35.95.
The following table provides the assumptions used in the Black-Scholes pricing model valuation of options during the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Risk-free interest rate	3.71% - 4.28%	4.13% - 4.17%
Expected life (years)	6.25	6.25
Expected volatility	52.59% - 52.69%	52.12% - 52.99%
Expected dividend yield	0%	0%

As of June 30, 2026, there was $4.4 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.2 years.
Restricted Stock Units
Restricted stock unit (RSU) awards are share-settled awards and restrictions lapse ratably over the vesting period, which is generally a period of four years, beginning on the first anniversary of the grant date, subject to the employee's continuing service to the Company. For the board of directors, restrictions generally lapse in full on the first anniversary of the grant date.

The following table summarizes restricted stock units activity during the six months ended June 30, 2026:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
Restricted stock units at December 31, 2025	696,076	$39.07
Granted	140,399	69.19
Restrictions lapsed	(183,382)	36.20
Forfeited	(57,677)	37.14
Restricted stock units at June 30, 2026	595,416	$47.31

As of June 30, 2026, there was $20.5 million of unrecognized compensation expense related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 2.9 years.
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
The following table summarizes performance stock units activity during the six months ended June 30, 2026:

	Performance Stock Units	Weighted- Average Grant Date Fair Value Per Share
Performance stock units at December 31, 2025	231,959	$56.21
Granted	64,217	105.67
Restrictions lapsed	(121,334)	57.79
Performance change	60,667	57.79
Performance stock units at June 30, 2026	235,509	$69.29

The following table provides the assumptions used in the Monte Carlo pricing model valuation of PSUs during the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Risk-free interest rate	3.48%	3.98% - 4.08%
Expected life (years)	2.85	2.61 - 2.85
Expected volatility	47.40%	52.40% - 53.20%
Expected dividend yield	0%	0%

As of June 30, 2026, there was $10.8 million of unrecognized compensation expense related to non-vested performance stock units, which is expected to be recognized over a weighted-average period of 2.2 years.

Employee Stock Purchase Plan
The following table presents the assumptions used to estimate the fair value of the ESPP during the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Risk-free interest rate	3.67% - 3.78%	4.29%
Expected life (months)	6.00	6.00
Expected volatility	39.13% - 46.79%	65.60%
Expected dividend yield	0%	0%

Note 9 – Accumulated Other Comprehensive (Loss) Income
Other comprehensive (loss) income is comprised of foreign currency translation adjustments and net unrealized gains (losses) on investments in securities.
The following table presents the changes in accumulated other comprehensive (loss) income balances during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025

Balance at beginning of period	$(23,487)	$(26,891)	$(20,976)	$(27,984)
Foreign currency translation adjustments
Other comprehensive (loss) income before reclassifications	289	2,300	(2,093)	3,303
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current-period other comprehensive (loss) income	289	2,300	(2,093)	3,303
Net unrealized (losses) gains on investments in securities
Other comprehensive (loss) income before reclassifications	(90)	28	(219)	118
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current-period other comprehensive (loss) income	(90)	28	(219)	118
Balance at end of period	$(23,288)	$(24,563)	$(23,288)	$(24,563)

Note 10 – Income Taxes
The Company is subject to income tax in multiple jurisdictions and the use of estimates is required to determine the provision for income taxes. For the three months ended June 30, 2026 and 2025, the Company recorded an income tax provision of $3.5 million and $2.2 million, respectively. For the six months ended June 30, 2026 and 2025, the Company recorded an income tax provision of $6.7 million and $4.6 million, respectively. The income tax provision is based on the estimated annual effective tax rate for the year applied to pre-tax income. The effective income tax rate for the three months ended June 30, 2026 was 27.4 percent compared to 33.7 percent in the same period of the prior year. The effective tax rate decreased by 6.3 percent for the three months ended June 30, 2026 when compared to the same period in 2025, primarily due to an increase in tax benefits from the vesting of restricted stock and the exercise of stock options. The effective income tax rate for the six months ended June 30, 2026 was 27.8 percent compared to 36.6 percent in the same period of the prior year. The effective tax rate decreased by 8.8 percent for the six months ended June 30, 2026 when compared to the same period in 2025, primarily due to an increase in tax benefits from the vesting of restricted stock and the exercise of stock options, as well as tax benefits recognized on losses incurred by a newly established entity in India.
The effective income tax rate for the three and six months ended June 30, 2026 differs from the U.S. federal statutory rate of 21.0 percent due to various factors, including operating in multiple state and foreign jurisdictions partially offset by tax credits for which the Company qualifies.
The Company had unrecognized tax benefits totaling $3.2 million and $3.1 million as of June 30, 2026 and December 31, 2025, respectively, that if recognized would result in a reduction of the Company’s effective tax rate. The liabilities are classified as other long-term liabilities in the accompanying consolidated balance sheets. The Company recognizes interest and penalties related to income tax matters in income tax expense and reports the liability in current or long-term income taxes payable as appropriate.
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

The following table summarizes selected financial information by reportable segments:

Three Months Ended June 30, 2026
(in thousands)
	United States	Europe	Corporate Unallocated	Total
Revenue	$122,759	$26,582	$—	$149,341
Segment expenses[1]	85,095	31,291	19,736	136,122
Restructuring and transformation costs	—	924	—	924
Costs related to exit and disposal activities	—	937	—	937
Income (Loss) from Operations	$37,664	$(6,570)	$(19,736)	$11,358

Three Months Ended June 30, 2025
(in thousands)
	United States	Europe	Corporate Unallocated	Total
Revenue	$110,712	$24,351	$—	$135,063
Segment expenses[1]	83,025	29,170	17,750	129,945
Costs related to exit and disposal activities	—	149	—	149
Income (Loss) from Operations	$27,687	$(4,968)	$(17,750)	$4,969

Six Months Ended June 30, 2026
(in thousands)
	United States	Europe	Corporate Unallocated	Total
Revenue	$234,886	$53,791	$—	$288,677
Segment expenses[1]	164,253	62,339	37,606	264,198
Restructuring and transformation costs	—	2,014	331	2,345
Costs related to exit and disposal activities	—	937	—	937
Income (Loss) from Operations	$70,633	$(11,499)	$(37,937)	$21,197

Six Months Ended June 30, 2025
(in thousands)
	United States	Europe	Corporate Unallocated	Total
Revenue	$210,979	$50,289	$—	$261,268
Segment expenses[1]	157,795	58,970	34,893	251,658
Costs related to exit and disposal activities	—	110	—	110
Income (Loss) from Operations	$53,184	$(8,791)	$(34,893)	$9,500

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
Total long-lived assets, expenditures for additions to long-lived assets, and depreciation and amortization expense were as follows:

(in thousands)	June 30, 2026	December 31, 2025
Total long-lived assets:
United States	$165,786	$170,228
Europe	42,543	45,033
Total Long-lived Assets	$208,329	$215,261

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Expenditures for additions to long-lived assets:
United States	$5,658	$1,125	$8,859	$2,293
Europe	545	343	884	437
Total expenditures for additions to long-lived assets	$6,203	$1,468	$9,743	$2,730

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Depreciation and Amortization:
United States	$6,698	$7,003	$13,309	$14,012
Europe	1,384	1,484	2,819	3,090
Corporate Unallocated	6	83	$33	$162
Total depreciation and amortization	$8,088	$8,570	$16,161	$17,264

Revenue by product line for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Revenue:
Injection Molding	$53,625	$47,415	$104,693	$96,138
CNC Machining	70,360	61,945	133,605	114,788
3D Printing	20,667	21,215	41,132	41,409
Sheet Metal	4,462	4,303	8,813	8,514
Other Revenue	227	185	434	419
Total revenue	$149,341	$135,063	$288,677	$261,268

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
Forward-Looking Statements
This report contains “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that are not historical or current facts. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied in such statements. Certain of these risk factors and others are described in Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q, as well as our most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC). Other unknown or unpredictable factors also could have material adverse effects on our future results. We cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements. We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances, except as required by law.
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
Our customers conduct nearly all of their business with us over the Internet. We target our products to the millions of product developers and engineers who use three-dimensional computer-aided design (3D CAD) software to design products across a diverse range of end-markets, to the procurement and supply chain professionals seeking to easily and efficiently source custom parts on-demand, and to a wide variety of customers seeking to purchase custom parts. We believe our use of advanced technologies enables us to offer significant advantages at competitive prices to many customers and is the primary reason we have become a leading supplier of custom parts.
We have established our operations in the United States and Europe.
Our primary manufacturing product lines currently include Injection Molding, CNC Machining, 3D Printing and Sheet Metal. We continually seek to expand the range of sizes and geometric complexity of the parts we can make or source with these processes, to extend the variety of materials we are able to support, and to identify additional manufacturing processes to which we can apply our technology or incorporate into our manufacturing network in order to better serve the evolving preferences and needs of our customers.

Key Financial Measures and Trends
Revenue
Our operations are comprised of two geographic operating segments in the United States and Europe.
Revenue is derived from the sale of parts fulfilled through our owned manufacturing factories and worldwide network of premium manufacturing partners. Our product lines consist of Injection Molding, CNC Machining, 3D Printing and Sheet Metal. Injection Molding revenue consists of sales of custom injection molds and injection-molded parts. CNC Machining revenue consists of sales of CNC-machined custom parts. 3D Printing revenue consists of sales of 3D-printed parts. Sheet Metal revenue consists of sales of fabricated sheet metal custom parts.
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
The following table summarizes our unique customer contacts and revenue per customer contact:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue (in thousands)	$149,341	$135,063	$288,677	$261,268
Customer contacts	20,630	21,775	31,069	33,136
Revenue per customer contact[1]	$7,239	$6,203	$9,291	$7,885

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
Cost of Revenue, Gross Profit and Gross Margin
Cost of revenue consists primarily of raw materials, equipment depreciation, employee compensation (including benefits and stock-based compensation), facilities costs, overhead allocations associated with the manufacturing process for molds and custom parts, and costs to procure parts through our network of premium manufacturing partners. We expect our personnel-related costs to increase in order to retain and attract top talent and remain competitive in the market. Overall, we expect cost of revenue to increase in absolute dollars as our business grows.
We define gross profit as our revenue less our cost of revenue, and gross margin as gross profit expressed as a percentage of revenue. Our gross profit and gross margin are affected by many factors, including the mix of revenue produced in our internal manufacturing operations and outsourced to our external manufacturing partners, pricing, sales volume, manufacturing costs, costs associated with increasing production capacity, the mix between domestic and foreign revenue sources, the mix of revenue by product line, and foreign currency exchange rates.

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
Restructuring and transformation costs. Restructuring and transformation costs consist of expenses related to actions taken to improve operational efficiency and streamline the organization. Such costs include employee severance and related benefits, professional fees, and other charges in connection with organizational realignments. Cost savings generated from these initiatives are being redeployed primarily into technology investments, including enhancements to core systems, automation, and digital capabilities, to support growth in our core business and further drive scale and efficiency.
Costs related to disposal and exit activities. Costs related to disposal and exit activities are driven by our decision to close certain manufacturing facilities in Germany. The expenses consist primarily of operating expenses, including write-down of property and equipment and facility-related charges, and employee severance. Benefits may result from adjustments to initial estimates regarding the nature and timing of disposal and exit activities.
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

Results of Operations
The following table summarizes our results of operations and the related changes for the periods indicated. The results below are not necessarily indicative of results for future periods.

	Three Months Ended June 30,				Change		Six Months Ended June 30,				Change
(dollars in thousands)	2026		2025		$	%	2026		2025		$	%
Revenue	$149,341	100.0	$135,063	100.0	$14,278	10.6	$288,677	100.0	$261,268	100.0	$27,409	10.5
Cost of revenue	79,999	53.6	75,289	55.7	4,710	6.3	155,743	54.0	145,796	55.8	9,947	6.8
Gross profit	69,342	46.4	59,774	44.3	9,568	16.0	132,934	46.0	115,472	44.2	17,462	15.1
Operating expenses
Marketing and sales	25,682	17.2	24,731	18.3	951	3.8	50,462	17.5	48,480	18.6	1,982	4.1
Research and development	10,791	7.2	11,173	8.3	(382)	(3.4)	21,331	7.4	21,782	8.3	(451)	(2.1)
General and administrative	19,650	13.2	18,752	13.9	898	4.8	36,662	12.7	35,600	13.6	1,062	3.0
Restructuring and transformation costs	924	0.6	—	—	924	*	2,345	0.8	—	—	2,345	*
Costs related to exit and disposal activities	937	0.6	149	0.1	788	*	937	0.3	110	—	827	*
Total operating expenses	57,984	38.8	54,805	40.6	3,179	5.8	111,737	38.7	105,972	40.6	5,765	5.4
Income from operations	11,358	7.6	4,969	3.7	6,389	128.6	21,197	7.3	9,500	3.6	11,697	123.1
Other income, net	1,245	0.8	1,705	1.3	(460)	(27.0)	2,723	0.9	3,159	1.2	(436)	(13.8)
Income before income taxes	12,603	8.4	6,674	4.9	5,929	88.8	23,920	8.3	12,659	4.8	11,261	89.0
Provision for income taxes	3,451	2.3	2,247	1.7	1,204	53.6	6,657	2.3	4,633	1.8	2,024	43.7
Net income	$9,152	6.1%	$4,427	3.3%	$4,725	106.7%	$17,263	6.0%	$8,026	3.1%	$9,237	115.1%

* Percentage change not meaningful
Stock-based compensation expense included in the statements of operations data above for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Stock options, RSUs and PSUs	$3,660	$3,939	$6,602	$7,600
Employee stock purchase plan	428	320	705	651
Total stock-based compensation expense	$4,088	$4,259	$7,307	$8,251

Cost of revenue	$534	$424	$928	$884
Operating expenses:
Marketing and sales	819	808	1,524	1,586
Research and development	641	735	1,069	1,360
General and administrative	2,094	2,292	3,786	4,421
Total stock-based compensation expense	$4,088	$4,259	$7,307	$8,251

Comparison of Three Months Ended June 30, 2026 and 2025
Revenue
Revenue by reportable segment and the related changes for the three months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,
	2026		2025		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue:
United States	$122,759	82.2%	$110,712	82.0%	$12,047	10.9%
Europe	26,582	17.8	24,351	18.0	2,231	9.2
Total revenue	$149,341	100.0%	$135,063	100.0%	$14,278	10.6%

Our revenue increased $14.3 million, or 10.6%, for the three months ended June 30, 2026 compared to the same period in 2025. The growth in revenue was primarily driven by an increase in CNC and Injection Molding revenue in the United States from key growth industries, primarily aerospace and defense, and market dynamics that have driven increases in price. By reportable segment, revenue in the United States increased $12.0 million, or 10.9%, for the three months ended June 30, 2026 compared to the same period in 2025. Revenue in Europe increased $2.2 million, or 9.2%, for the three months ended June 30, 2026 compared to the same period in 2025. International revenue was favorably impacted by $0.4 million during the three months ended June 30, 2026 compared to the same period in 2025 as a result of foreign currency movements, primarily due to the strengthening of the Euro relative to the United States Dollar.
During the three months ended June 30, 2026, we served 20,630 unique customer contacts, which is a decrease of 5.3% from the same period in 2025. During the three months ended June 30, 2026, our customer contacts served decreased while our revenue grew. This was primarily due to our mix of customers served in the quarter as compared to the same period in 2025 and our focus on larger, more strategic customers as we strive to be their supplier of choice by serving their custom parts needs through our comprehensive offer. Our revenue per customer contact grew 16.7% for the three months ended June 30, 2026 compared to the same period in 2025.
Revenue by product line and the related changes for the three months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,
	2026		2025		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue:
Injection Molding	$53,625	35.9%	$47,415	35.1%	$6,210	13.1%
CNC Machining	70,360	47.1	61,945	45.9	8,415	13.6
3D Printing	20,667	13.8	21,215	15.7	(548)	(2.6)
Sheet Metal	4,462	3.0	4,303	3.2	159	3.7
Other Revenue	227	0.2	185	0.1	42	22.7
Total revenue	$149,341	100.0%	$135,063	100.0%	$14,278	10.6%

By product line, our revenue increase was driven by a 13.6% increase in CNC Machining revenue, a 13.1% increase in Injection Molding revenue, and a 3.7% increase in Sheet Metal revenue, partially offset by a 2.6% decrease in 3D Printing revenue for the three months ended June 30, 2026 compared to the same period in 2025.

Cost of Revenue, Gross Profit and Gross Margin
Cost of Revenue. Cost of revenue increased $4.7 million, or 6.3%, for the three months ended June 30, 2026 compared to the same period in 2025, while revenue increased 10.6% for the three months ended June 30, 2026 compared to the same period in 2025. The increase in the cost of revenue of $4.7 million was primarily driven by higher revenue volumes resulting in increases of $3.2 million in personnel and related costs, primarily due to increases in head count and overtime costs and contract labor to meet increased order volume, $1.2 million in raw material and production costs, and $0.3 million of equipment and facility related costs during the three months ended June 30, 2026 compared to the same period in 2025.
Gross Profit and Gross Margin. Gross profit increased $9.6 million, or 16.0%, for the three months ended June 30, 2026 compared to the same period in 2025. Gross margin increased to 46.4% in the three months ended June 30, 2026 from 44.3% in the same period in 2025.
Operating Expenses, Other Income, net and Provision for Income Taxes
Marketing and Sales. Our marketing and sales expenses increased $1.0 million during the three months ended June 30, 2026 compared to the same period in 2025 primarily due to increases in marketing program costs of $0.6 million and $0.3 million of personnel and related costs.
Research and Development. Our research and development expenses decreased $0.4 million, or 3.4%, during the three months ended June 30, 2026 compared to the same period in 2025 primarily due to decreases in personnel and related costs of $0.9 million, partially offset by increases of $0.3 million in professional services and $0.2 million in operating costs.
General and Administrative. Our general and administrative expenses increased $0.9 million, or 4.8%, during the three months ended June 30, 2026 compared to the same period in 2025 primarily due to increases in professional services of $0.7 million and $0.5 million of administrative costs, partially offset by decreases of $0.2 million in stock-based compensation and $0.1 million of personnel and related costs.
Restructuring and transformation costs. Restructuring and transformation costs include expenses related to actions taken to improve operational efficiency and streamline the organization and resulted in $0.9 million in operating expenses during 2026 primarily related to professional services and severance and related benefit costs. We had no restructuring and transformation costs for the same period in 2025.
Costs related to exit and disposal. Costs related to disposal and exit activities are primarily driven by our decision to close certain manufacturing facilities in Germany. Our costs related to exit and disposal increased $0.8 million primarily related to the write-down of the abandoned facility right-of-use asset of $0.9 million during the three months ended June 30, 2026.
Other income, net. We recognized other income, net of $1.2 million for the three months ended June 30, 2026, a decrease of $0.5 million compared to the same period in 2025. Other income, net for the current quarter primarily consisted of $1.3 million in interest income on investments, and $0.1 million of other income partially offset by $0.2 million of foreign currency losses. Other income, net for the three months ended June 30, 2025 primarily consisted of $1.1 million in interest income on investments, $0.5 million of foreign currency gains and $0.1 million of other income.
Provision for Income Taxes. Our effective tax rate of 27.4% for the three months ended June 30, 2026 decreased 6.3% compared to 33.7% for the same period in 2025. The decrease in the effective tax rate was primarily due to an increase in tax benefits from the vesting of restricted stock and the exercise of stock options. Our income tax provision of $3.5 million for the three months ended June 30, 2026 increased $1.2 million as compared to our income tax provision of $2.2 million for the same period in 2025.

Comparison of Six Months Ended June 30, 2026 and 2025
Revenue
Revenue by reportable segment and the related changes for the six months ended June 30, 2026 and 2025 were as follows:

	Six Months Ended June 30,
	2026		2025		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue:
United States	$234,886	81.4%	$210,979	80.8%	$23,907	11.3%
Europe	53,791	18.6%	50,289	19.2%	3,502	7.0
Total revenue	$288,677	100.0%	$261,268	100.0%	$27,409	10.5%

Our revenue increased $27.4 million, or 10.5%, for the six months ended June 30, 2026 compared to the same period in 2025. By reportable segment, revenue in the United States increased $23.9 million, or 11.3%, for the six months ended June 30, 2026 compared to the same period in 2025. Revenue in Europe increased $3.5 million, or 7.0%, for the six months ended June 30, 2026 compared to the same period in 2025. International revenues were favorably impacted by $2.6 million during the six months ended June 30, 2026 compared to the same period in 2025 as a result of foreign currency movements, primarily due to the strengthening of the British Pound and Euro relative to the United States Dollar.
During the six months ended June 30, 2026, we served 31,069 unique customer contacts, a decrease of 6.2% from the same period in 2025. This was primarily due to our mix of customers served in the quarter as compared to the same period in 2025 and our focus on larger, more strategic customers as we strive to be their supplier of choice by serving their custom parts needs through our comprehensive offer. Our revenue per customer contact grew 17.8% for the six months ended June 30, 2026 compared to the same period in 2025.
Revenue by product line and the related changes for the six months ended June 30, 2026 and 2025 were as follows:

	Six Months Ended June 30,
	2026		2025		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue:
Injection Molding	$104,693	36.3%	$96,138	36.8%	$8,555	8.9%
CNC Machining	133,605	46.3	114,788	43.9	18,817	16.4
3D Printing	41,132	14.2	41,409	15.8	(277)	(0.7)
Sheet Metal	8,813	3.1	8,514	3.3	299	3.5
Other Revenue	434	0.1	419	0.2	15	3.6
Total revenue	$288,677	100.0%	$261,268	100.0%	$27,409	10.5%

By product line, our revenue increase was driven by a 16.4% increase in CNC Machining revenue, an 8.9% increase in Injection Molding revenue and a 3.5% increase in Sheet Metal revenue, partially offset by a 0.7% decrease in 3D Printing revenue in each case for the six months ended June 30, 2026 compared to the same period in 2025.
Cost of Revenue, Gross Profit and Gross Margin
Cost of Revenue. Cost of revenue increased $9.9 million, or 6.8%, for the six months ended June 30, 2026 compared to the same period in 2025, which was lower than the rate of revenue increase of 10.5% for the six months ended June 30, 2026 compared to the same period in 2025. The increase in cost of revenue of $9.9 million was primarily driven by higher revenue volumes resulting in increases of $5.1 million in raw material and production costs, $5.0 million in personnel and related costs, primarily due to increases in head count and overtime costs and contract labor to meet increased order volume, partially offset by decreases of $0.2 million in equipment and facility related costs during the six months ended June 30, 2026 compared to the same period in 2025.
Gross Profit and Gross Margin. Gross profit increased from $115.5 million in the six months ended June 30, 2025 to $132.9 million in the six months ended June 30, 2026. Gross margin increased from 44.2% in the six months ended June 30, 2025 to 46.0% in the six months ended June 30, 2026.
Operating Expenses, Other Income, net and Provision for Income Taxes
Marketing and Sales. Marketing and sales expenses increased $2.0 million, or 4.1%, during the six months ended June 30, 2026 compared to the same period in 2025. The increase was driven by increases in personnel and related costs of $1.1 million and marketing program cost increases of $0.9 million during the six months ended June 30, 2026 when compared to the same period in 2025.
Research and Development. Our research and development expenses decreased $0.5 million, or 2.1%, during the six months ended June 30, 2026 compared to the same period in 2025 primarily due to personnel and related cost decreases of $1.2 million, which were partially offset by increases in other operating costs of $0.5 million and professional services of $0.2 million.
General and Administrative. Our general and administrative expenses increased $1.1 million, or 3.0%, during the six months ended June 30, 2026 compared to the same period in 2025 primarily due to increases in $1.1 million of professional services, $0.4 million of personnel and related costs, administrative costs of $0.2 million, partially offset by decreases of $0.6 million in stock-based compensation.
Restructuring and transformation costs. Restructuring and transformation costs include expenses related to actions taken to improve operational efficiency and streamline the organization and resulted in $2.3 million in operating expenses during 2026 primarily related to severance and related benefit costs, and professional services. We had no restructuring and transformation costs for the same period in 2025.
Costs related to exit and disposal. Costs related to disposal and exit activities are primarily driven by our decision to close certain manufacturing facilities in Germany. Our costs related to exit and disposal activities increased $0.8 million during the six months ended June 30, 2026 compared to the same period in 2025 primarily due to the write-down of the abandoned facility right-of-use asset of $0.9 million. Costs related to exit and disposal activities for the six months ended June 30, 2025 consisted of $0.2 million expense related to the write-down of fixed assets and $0.1 million in personnel and related cost benefits.
Other income, net. We recognized other income, net of $2.7 million for the six months ended June 30, 2026, a decrease of $0.4 million compared to other income, net of $3.2 million for the same period in 2025. Other income, net for the six months ended June 30, 2026 primarily consisted of $2.5 million in interest income on investments, and $0.5 million of other income partially offset by $0.2 million of foreign currency losses. Other income, net for the six months ended June 30, 2025 primarily consisted of $2.2 million in interest income on investments, $0.5 million of foreign currency gains and $0.4 million of other income.
Provision for Income Taxes. Our effective tax rate of 27.8% for the six months ended June 30, 2026 decreased 8.8% compared to 36.6% for the same period in 2025. The decrease in the effective tax rate was primarily due to an increase in tax benefits from the vesting of restricted stock and the exercise of stock options, as well as tax benefits recognized on losses incurred by a newly established entity in India. Our income tax provision of $6.7 million for the six months ended June 30, 2026 increased $2.0 million compared to our income tax provision of $4.6 million for the six months ended June 30, 2025.

Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows during the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
(dollars in thousands)	2026	2025
Net cash provided by operating activities	$32,978	$28,963
Net cash used in investing activities	(11,971)	(3,552)
Net cash used in financing activities	(3,882)	(25,169)
Effect of exchange rate changes on cash and cash equivalents	(33)	1,069
Net increase in cash and cash equivalents	$17,092	$1,311

Sources of Liquidity
Historically, we have primarily financed our operations and capital expenditures through cash flow from operations. We had cash and cash equivalents of $127.9 million as of June 30, 2026, an increase of $17.1 million from December 31, 2025. The increase in our cash was primarily due to cash provided by operating activities of $33.0 million and $7.3 million of proceeds from issuance of common stock related to equity plans, which were partially offset by net purchases of property, equipment and other capital assets of $8.5 million, $6.0 million in purchases of shares withheld for tax obligations associated with equity transactions, $5.0 million in repurchases of common stock and net purchases of marketable securities of $3.5 million.
We believe that our existing cash and cash equivalents together with cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
Cash Flows from Operating Activities
Cash flows from operating activities were $33.0 million during the six months ended June 30, 2026 and primarily consisted of net income of $17.3 million, adjusted for certain non-cash items, including depreciation and amortization of $16.2 million, stock-based compensation expense of $7.3 million, increases in deferred taxes of $4.1 million and impairment on a leased facility of $0.9 million, which were partially offset by changes in operating assets and liabilities and other items totaling $12.8 million. Cash flows from operating activities were $29.0 million during the six months ended June 30, 2025 and primarily consisted of net income of $8.0 million, adjusted for certain non-cash items, including depreciation and amortization of $17.3 million, stock-based compensation expense of $8.3 million and an impairment on a leased facility and fixed asset of $0.4 million, which were partially offset by deferred taxes of $4.0 million and changes in operating assets and liabilities and other items totaling $1.0 million.
Cash flows from operating activities increased $4.0 million during the six months ended June 30, 2026 compared to the same period in 2025, primarily due to increases in net income of $9.2 million, increases in deferred taxes of $8.0 million and an increase of $0.5 million in leased facility impairment charges, which were partially offset by changes in operating assets and liabilities and other items totaling $11.7 million, decreases in depreciation and amortization of $1.1 million and decreases in stock-based compensation of $0.9 million.
Cash Flows from Investing Activities
Cash used in investing activities was $12.0 million during the six months ended June 30, 2026, consisting of $8.5 million for net purchases of property, equipment and other capital assets and $3.5 million of net purchases of marketable securities.
Cash used in investing activities was $3.6 million during the six months ended June 30, 2025, consisting of $2.7 million for net purchases of property, equipment and other capital assets and $0.8 million of purchases of marketable securities, net of proceeds from call redemptions and maturities.

Cash Flows from Financing Activities
Cash used in financing activities was $3.9 million during the six months ended June 30, 2026, consisting of $6.0 million in purchases of shares withheld for tax obligations associated with equity transactions, $5.0 million in repurchases of common stock and $0.2 million for repayments of finance lease obligations, partially offset by $7.3 million in proceeds related to equity plans.
Cash used in financing activities was $25.2 million during the six months ended June 30, 2025, consisting of $24.0 million in repurchases of common stock, $3.1 million in purchases of shares withheld for tax obligations associated with equity transactions and $0.2 million for repayments of finance lease obligations, which were partially offset by $2.1 million in proceeds related to equity plans.
Critical Accounting Estimates
We have adopted various accounting policies to prepare the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these financial statements requires us to make estimates, judgments and assumptions. Our significant accounting policies and estimates are disclosed in Note 2 to the Consolidated Financial Statements included Part II, Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2025. There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2026.
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
We have not used forward contracts or currency borrowings to hedge our exposure to foreign currency risk. Foreign currency risk can be assessed by estimating the change in results of operations or financial position resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would generally not have a material impact on our financial position, but could have a material impact on our results of operations. We recognized foreign currency losses of $0.2 million and foreign currency gains of $0.5 million for the three months ended June 30, 2026 and 2025, respectively. We recognized foreign currency losses of $0.2 million and foreign currency gains of $0.5 million for the six months ended June 30, 2026 and 2025, respectively. The changes in foreign exchange rates had a favorable impact on consolidated revenue of $0.4 million for the three months ended June 30, 2026 and a favorable impact on consolidated revenue of $2.6 million for the six months ended June 30, 2026 compared to the same period in 2025.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On February 4, 2025, our board of directors authorized a share repurchase program (the February 2025 Program). The February 2025 Program is open-ended and authorizes repurchases of shares of our common stock from time to time on the open market or in privately negotiated purchases, with a total stock repurchase authorized of up to $100 million. We have $52.0 million remaining under this authorization. The February 2025 Program does not obligate us to acquire any particular amount of shares of our common stock and remains in effect until the total authorized amount is expended or until further action by our board of directors. The actual timing, manner, number and value of shares repurchased under the February 2025 Program will be determined by our management in its discretion and will depend on several factors, including the market price of the Company's common stock, general market and economic conditions, applicable requirements, and other considerations.
During the three months ended June 30, 2026, we repurchased 68,553 shares of our common stock at a total purchase price of $5.0 million under this program. Common stock repurchase activity through June 30, 2026 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2026 through April 30, 2026	—	$—	—	$57,066
May 1, 2026 through May 31, 2026	43,937	$72.36	43,937	$53,887
June 1, 2026 through June 30, 2026	24,616	$75.35	24,616	$52,032
	68,553	$73.44	68,553	$52,032
Item 3. Defaults Upon Senior Securities
No matters to disclose.

Item 4. Mine Safety Disclosures
No matters to disclose.
Item 5. Other Information
On June 6, 2026, Daniel Schumacher, Chief Financial Officer of the Company, entered into a 10b5-1 sales plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. This 10b5-1 sales plan provides for the sale of up to 10,000 shares of the Company's common stock related to vested restricted stock units granted to Mr. Schumacher. This 10b5-1 sales plan will become effective on September 4, 2026 and expire on June 3, 2027, or upon the earlier completion of all authorized transactions under the plan.
During the three months ended June 30, 2026, no other directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
Item 6. Exhibits
The following documents are filed or furnished, as applicable, as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Exhibit
3.1	Third Amended and Restated Articles of Incorporation of Proto Labs, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A, filed on February 13, 2012).
3.2
Articles of Amendment to Third Amended and Restated Articles of Incorporation of Proto Labs, Inc. dated May 20, 2015 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K, filed on May 21, 2015).

3.3	Third Amended and Restated By-Laws of Proto Labs, Inc., as amended through November 15, 2022 (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K, filed on November 15, 2022).
10.1	Amended and Restated Proto Labs, Inc. 2022 Long-Term Incentive Plan, as amended May 19, 2026 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, filed on May 20, 2026).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act**
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
*Filed herewith.
**Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Proto Labs, Inc.

Date: July 31, 2026	/s/ Suresh Krishna
Suresh Krishna
President and Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2026	/s/ Daniel Schumacher
Daniel Schumacher
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)