Form 10-Q
period 2026-09-30
Proto Labs Inc
filed 2026-10-29
CIK 1443669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,871,875 shares of Common Stock, par value $0.001 per share, were outstanding at October 26, 2026.

Proto Labs, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Proto Labs, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$133,780	$110,826
Short-term marketable securities	17,366	17,297
Accounts receivable, net of allowance for credit losses of $2,601 and $2,668 as of September 30, 2026, and December 31, 2025, respectively	99,256	78,962
Inventory	16,538	14,401
Prepaid expenses and other current assets	11,844	9,590
Income taxes receivable	744	2,465
Total current assets	279,528	233,541
Property and equipment, net	206,932	215,261
Goodwill	273,991	273,991
Other intangible assets, net	15,663	18,612
Long-term marketable securities	23,903	14,308
Operating lease assets	3,130	2,836
Finance lease assets	—	424
Other long-term assets	4,874	4,442
Total assets	$808,021	$763,415

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$18,991	$15,104
Accrued compensation	24,632	23,674
Accrued liabilities and other	31,755	26,783
Current operating lease liabilities	1,239	1,155
Current finance lease liabilities	—	286
Total current liabilities	76,617	67,002
Long-term operating lease liabilities	2,664	1,606
Long-term deferred tax liabilities	22,269	16,598
Other long-term liabilities	4,667	4,277
Total liabilities	106,217	89,483

Shareholders' equity
Preferred stock, $0.001 par value, authorized 10,000,000 shares; issued and outstanding 0 shares as of September 30, 2026, and December 31, 2025, respectively	—	—
Common stock, $0.001 par value, authorized 150,000,000 shares; issued and outstanding 23,871,875 and 23,627,422 shares as of September 30, 2026, and December 31, 2025, respectively	24	24
Additional paid-in capital	463,464	454,120
Retained earnings	262,252	240,764
Accumulated other comprehensive loss	(23,936)	(20,976)
Total shareholders' equity	701,804	673,932
Total liabilities and shareholders' equity	$808,021	$763,415

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Comprehensive Income
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Statements of Operations:
Revenue	$154,318	$135,366	$442,995	$396,634
Cost of revenue	85,655	74,073	241,398	219,869
Gross profit	68,663	61,293	201,597	176,765
Operating expenses
Marketing and sales	24,528	24,574	74,990	73,054
Research and development	11,019	10,705	32,350	32,487
General and administrative	18,241	17,163	54,903	52,763
Restructuring and transformation costs	434	—	2,779	—
Costs related to exit and disposal activities	—	41	937	151
Total operating expenses	54,222	52,483	165,959	158,455
Income from operations	14,441	8,810	35,638	18,310
Other income, net	1,766	1,441	4,489	4,600
Income before income taxes	16,207	10,251	40,127	22,910
Provision for income taxes	4,445	3,035	11,102	7,668
Net income	$11,762	$7,216	$29,025	$15,242

Net income per share:
Basic	$0.49	$0.30	$1.21	$0.64
Diluted	$0.48	$0.30	$1.19	$0.63

Shares used to compute net income per share:
Basic	24,024,031	23,889,157	23,943,656	23,974,054
Diluted	24,438,800	24,191,039	24,398,409	24,249,669

Comprehensive Income (net of tax)
Comprehensive income	$11,114	$7,055	$26,065	$18,502

The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Shareholders' Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount

Balance at December 31, 2025	23,627,422	$24	$454,120	$240,764	$(20,976)	$673,932
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	165,066	—	375	—	—	375
Stock-based compensation expense	—	—	3,219	—	—	3,219
Net income	—	—	—	8,111	—	8,111
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	(2,382)	(2,382)
Net unrealized loss on investments in securities	—	—	—	—	(129)	(129)
Comprehensive income						5,600
Balance at March 31, 2026	23,792,488	$24	$457,714	$248,875	$(23,487)	$683,126
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	197,962	—	204	—	—	204
Stock-based compensation expense	—	—	4,088	—	—	4,088
Repurchases of common stock and other	(68,553)	—	(1,335)	(3,701)	—	(5,036)
Net income	—	—	—	9,152	—	9,152
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	289	289
Net unrealized loss on investments in securities	—	—	—	—	(90)	(90)
Comprehensive income						9,351
Balance at June 30, 2026	23,921,897	$24	$460,671	$254,326	$(23,288)	$691,733
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	10,639	—	608	—	—	608
Stock-based compensation expense	—	—	3,351	—	—	3,351
Repurchases of common stock and other	(60,661)	—	(1,166)	(3,836)	—	(5,002)
Net income	—	—	—	11,762	—	11,762
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	(434)	(434)
Net unrealized loss on investments in securities	—	—	—	—	(214)	(214)
Comprehensive income						11,114
Balance at September 30, 2026	23,871,875	$24	$463,464	$262,252	$(23,936)	$701,804

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount

Balance at December 31, 2024	24,226,088	$24	$453,705	$244,406	$(27,984)	$670,151
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	58,291	—	(961)	—	—	(961)
Stock-based compensation expense	—	—	3,992	—	—	3,992
Repurchases of common stock	(513,739)	(1)	(9,621)	(11,451)	—	(21,073)
Net income	—	—	—	3,599	—	3,599
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	1,003	1,003
Net unrealized gains on investments in securities	—	—	—	—	90	90
Comprehensive income						4,692
Balance at March 31, 2025	23,770,640	$23	$447,115	$236,554	$(26,891)	$656,801
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	179,393	—	(58)	—	—	(58)
Stock-based compensation expense	—	—	4,259	—	—	4,259
Repurchases of common stock	(75,432)	—	(1,413)	(1,637)	—	(3,050)
Net income	—	—	—	4,427	—	4,427
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	2,300	2,300
Net unrealized gains on investments in securities	—	—	—	—	28	28
Comprehensive income						6,755
Balance at June 30, 2025	23,874,601	$23	$449,903	$239,344	$(24,563)	$664,707
Common shares issued on exercise of options and other, net of shares withheld for tax obligations	61,599	—	2,112	—	—	2,112
Stock-based compensation expense	—	—	3,677	—	—	3,677
Repurchases of common stock	(258,454)	—	(4,840)	(7,992)	—	(12,832)
Net income	—	—	—	7,216	—	7,216
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	(227)	(227)
Net unrealized gains on investments in securities	—	—	—	—	66	66
Comprehensive income						7,055
Balance at September 30, 2025	23,677,746	$23	$450,852	$238,568	$(24,724)	$664,719
The accompanying notes are an integral part of these consolidated financial statements.

Proto Labs, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025

Operating activities
Net income	$29,025	$15,242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,269	25,693
Stock-based compensation expense	10,658	11,928
Deferred taxes	5,563	2,355
Interest on finance lease obligations	5	16
Loss on impairment of equipment	186	—
Impairments related to exit and closure of facilities	937	448
Gain on disposal of property and equipment	(150)	16
Other	(172)	(179)
Changes in operating assets and liabilities:
Accounts receivable	(21,625)	(11,265)
Inventories	(2,267)	(2,017)
Prepaid expenses and other	(2,721)	366
Income taxes	1,704	(1,709)
Accounts payable	3,311	1,252
Accrued liabilities and other	7,023	15,907
Net cash provided by operating activities	55,746	58,053

Investing activities
Purchases of property, equipment and other capital assets	(15,539)	(6,792)
Proceeds from sales of property, equipment and other capital assets	1,279	811
Purchases of marketable securities	(25,507)	(13,553)
Proceeds from maturities of marketable securities	15,475	11,730
Net cash used in investing activities	(24,292)	(7,804)

Financing activities
Proceeds from issuance of common stock from equity plans	8,011	4,195
Purchases of shares withheld for tax obligations	(6,083)	(3,119)
Repurchases of common stock	(10,038)	(36,732)
Principal repayments of finance lease obligations	(187)	(231)
Net cash used in financing activities	(8,297)	(35,887)
Effect of exchange rate changes on cash and cash equivalents	(203)	989
Net increase in cash and cash equivalents	22,954	15,351
Cash and cash equivalents, beginning of period	110,826	89,071
Cash and cash equivalents, end of period	$133,780	$104,422

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
The accompanying Consolidated Balance Sheet as of December 31, 2025 was derived from the audited Consolidated Financial Statements but does not include all disclosures required by U.S. GAAP for a full set of financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K filed on February 20, 2026 as referenced above.
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
Note 3 – Net Income per Common Share
Basic net income per share is computed based on the weighted-average number of common shares outstanding. Diluted net income per share is computed based on the weighted-average number of common shares outstanding, increased by the number of additional shares that would have been outstanding had potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares. Potentially dilutive shares of common stock include stock options and other stock-based awards granted under stock-based compensation plans and shares committed to be purchased under the employee stock purchase plan. Performance stock units are excluded from the calculation of dilutive potential common shares until the performance conditions have been satisfied. Anti-dilutive options were excluded from the calculation of diluted weighted-average shares outstanding and were 106,341 and 214,801 for the three months ended September 30, 2026 and 2025, respectively, and 50,464 and 380,740 for the nine months ended September 30, 2026 and 2025, respectively.

The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Net income	$11,762	$7,216	$29,025	$15,242

Basic - weighted-average shares outstanding:	24,024,031	23,889,157	23,943,656	23,974,054
Effect of dilutive securities:
Employee stock options and other	414,769	301,882	454,753	275,615
Diluted - weighted-average shares outstanding:	24,438,800	24,191,039	24,398,409	24,249,669
Net income per share:
Basic	$0.49	$0.30	$1.21	$0.64
Diluted	$0.48	$0.30	$1.19	$0.63

Note 4 – Goodwill and Other Intangible Assets
There were no changes in the carrying amount of goodwill during the three and nine months ended September 30, 2026.
Intangible assets other than goodwill at September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026			December 31, 2025			Useful Life (in years)	Weighted Average Useful Life Remaining (in years)
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Non-compete agreement	$—	$—	$—	$850	$(843)	$7	2.0 - 5.0	0
Software technology	13,229	(11,520)	1,709	13,229	(10,493)	2,736	10.0	1.3
Software platform	26,687	(12,733)	13,954	27,110	(11,241)	15,869	12.0	6.3
Total intangible assets	$39,916	$(24,253)	$15,663	$41,189	$(22,577)	$18,612

Intangible assets allocated to the Protolabs Network entities consisted of intangible assets of €11.6 million in Europe and $16.6 million in the United States as of the date of the acquisition. The Euro-denominated intangible assets are translated at the end of each period using the current exchange rates resulting in a foreign currency translation adjustment that is recorded as a component of other comprehensive (loss) income. Foreign currency unrealized losses related to intangible assets were $1.0 million and $0.5 million as of September 30, 2026 and December 31, 2025, respectively. Amortization expense for intangible assets was $0.9 million for each of the three months ended September 30, 2026 and 2025, and $2.7 million and $2.8 million for the nine months ended September 30, 2026 and 2025, respectively.

Estimated aggregate amortization expense based on the current carrying value of the amortizable intangible assets and current exchange rates is as follows:

(in thousands)	Estimated Amortization Expense
Remaining 2026	$902
2027	3,606
2028	2,239
2029	2,239
2030	2,239
Thereafter	4,438
Total estimated amortization expense	$15,663

Note 5 – Fair Value Measurements and Marketable Securities
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
The Company's financial assets measured at fair value on a recurring basis consist primarily of cash equivalents and marketable securities. The Company’s cash equivalents consist primarily of money market mutual funds that are valued using Level 1 inputs. The Company's marketable securities consist of agency, municipal, corporate and other debt securities. Fair value for the corporate debt securities is primarily determined based on quoted market prices (Level 1). Fair values for the U.S. municipal securities, U.S. government agency securities, certificates of deposit and U.S. Treasury securities are primarily determined using dealer quotes or quoted market prices for similar securities (Level 2).
The following table summarizes the Company's financial assets measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial Assets:
Cash	$125,331	$—	$—	$107,462	$—	$—
Money market mutual fund	8,449	—	—	3,364	—	—
Marketable securities	12,827	28,442	—	18,301	13,304	—
Total	$146,607	$28,442	$—	$129,127	$13,304	$—

The Company's marketable securities are classified as available-for-sale and recorded at fair value.
The following table summarizes the amortized cost, unrealized gains (losses), and fair value of the Company’s marketable securities as of September 30, 2026 and December 31, 2025:

	September 30, 2026
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities	$19,500	$—	$(203)	$19,297
Corporate debt securities	14,478	—	(207)	14,271
U.S. municipal securities	6,724	—	(23)	6,701
U.S. treasury bonds	1,000	—	—	1,000
Total marketable securities	$41,702	$—	$(433)	$41,269

	December 31, 2025
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities	$7,500	$9	$(4)	$7,505
Corporate debt securities	14,424	9	(7)	14,426
U.S. municipal securities	8,631	39	—	8,670
U.S. treasury bonds	1,000	4	—	1,004
Total marketable securities	$31,555	$61	$(11)	$31,605

Classification of marketable securities as current or non-current is based upon the security’s maturity date as of the date of these financial statements.
The September 30, 2026 balance of available-for-sale debt securities by contractual maturity is shown in the following table at fair value. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in thousands)	September 30, 2026
Due in one year or less	$17,366
Due after one year through five years	23,903
Total marketable securities	$41,269

Note 6 – Inventory
Inventory consists primarily of raw materials, which are recorded at the lower of cost and net realizable value using the standard cost method, which approximates first-in, first-out (FIFO) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts.
The Company’s inventory consisted of the following as of the dates indicated:

(in thousands)	September 30, 2026	December 31, 2025
Total inventory	$17,762	$15,441
Allowance for obsolescence	(1,224)	(1,040)
Inventory, net of allowance	$16,538	$14,401

Note 7 – Stock-Based Compensation
The Proto Labs, Inc. 2022 Long-Term Incentive Plan (as amended, the 2022 Plan) was originally approved by the Company's shareholders on August 29, 2022, and subsequently amended and restated on May 23, 2024. The term of the 2022 Plan runs for ten years from the date of the shareholder approval. On May 20, 2025 and May 19, 2026, the Company's shareholders approved additional amendments to the 2022 Plan to increase the number of shares available for issuance pursuant to awards under the 2022 Plan by an additional 296,000 shares and 395,000 shares, respectively. Under the 2022 Plan, the Company has the ability to grant stock options, stock appreciation rights (SARs), restricted stock, restricted stock units, other stock-based awards and cash incentive awards. Awards under the 2022 Plan have a maximum term of ten years from the date of grant. The compensation and talent committee may provide that the vesting or payment of any award will be subject to the attainment of specified performance measures in addition to the satisfaction of any continued service requirements and the compensation and talent committee will determine whether such measures have been achieved. The per-share exercise price of stock options and SARs granted under the 2022 Plan generally may not be less than the fair market value of a share of our common stock on the date of the grant.
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
Employee Stock Purchase Plan
The Company’s 2012 Employee Stock Purchase Plan (ESPP) allows eligible employees to purchase a variable number of shares of the Company’s common stock each offering period at a discount through payroll deductions of up to 15 percent of their eligible compensation, subject to plan limitations. The ESPP provides for six-month offering periods, each with a single purchase period ending on May 15 or November 15, as applicable. At the end of each offering period, employees are able to purchase shares at 85 percent of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period.
Stock-Based Compensation Expense
Stock-based compensation expense was $3.4 million and $3.7 million for the three months ended September 30, 2026 and 2025, respectively, and $10.7 million and $11.9 million for the nine months ended September 30, 2026 and 2025, respectively.

Stock Options
The following table summarizes stock option activity during the nine months ended September 30, 2026:

	Stock Options	Weighted- Average Exercise Price
Options outstanding at December 31, 2025	360,214	$52.94
Granted	73,560	65.22
Exercised	(110,906)	44.50
Forfeited	(35,409)	48.83
Expired	(21,718)	131.69
Options outstanding at September 30, 2026	265,741	$54.11

Exercisable at September 30, 2026	103,385	$61.88

The outstanding options generally have a term of ten years. For employees, options granted become exercisable ratably over the vesting period, which is generally a period of four years, beginning on the first anniversary of the grant date, subject to the employee’s continuing service to the Company.
The weighted-average grant date fair value of options that were granted during the nine months ended September 30, 2026 was $35.95.
The following table provides the assumptions used in the Black-Scholes pricing model valuation of options during the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Risk-free interest rate	3.71% - 4.28%	4.13% - 4.17%
Expected life (years)	6.25	6.25
Expected volatility	52.59% - 52.69%	52.12% - 52.99%
Expected dividend yield	0%	0%

As of September 30, 2026, there was $3.7 million of unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 3.0 years.
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

The following table summarizes RSU activity during the nine months ended September 30, 2026:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
Restricted stock units at December 31, 2025	696,076	$39.07
Granted	140,399	69.19
Restrictions lapsed	(183,382)	36.20
Forfeited	(89,303)	39.20
Restricted stock units at September 30, 2026	563,790	$47.58

As of September 30, 2026, there was $17.3 million of unrecognized compensation expense related to non-vested RSU, which is expected to be recognized over a weighted-average period of 2.8 years.
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
The following table summarizes PSU activity during the nine months ended September 30, 2026:

	Performance Stock Units	Weighted- Average Grant Date Fair Value Per Share
Performance stock units at December 31, 2025	231,959	$56.21
Granted	64,217	105.67
Restrictions lapsed	(121,334)	57.79
Performance change	60,667	57.79
Forfeited	(12,405)	74.54
Performance stock units at September 30, 2026	223,104	$69.00

The following table provides the assumptions used in the Monte Carlo pricing model valuation of PSUs during the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Risk-free interest rate	3.48%	3.98% - 4.08%
Expected life (years)	2.85	2.61 - 2.85
Expected volatility	47.40%	52.40% - 53.20%
Expected dividend yield	0%	0%

As of September 30, 2026, there was $8.8 million of unrecognized compensation expense related to non-vested PSU, which is expected to be recognized over a weighted-average period of 2.0 years.
Employee Stock Purchase Plan
The following table presents the assumptions used to estimate the fair value of the ESPP during the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Risk-free interest rate	3.67% - 3.78%	4.09% - 4.29%
Expected life (months)	6.00	6.00
Expected volatility	39.13% - 46.79%	41.89% - 65.60%
Expected dividend yield	0%	0%

Note 8 – Accumulated Other Comprehensive (Loss) Income
Other comprehensive (loss) income is comprised of foreign currency translation adjustments and net unrealized (losses) gains on investments in securities.
The following table presents the changes in accumulated other comprehensive (loss) income balances during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025

Balance at beginning of period	$(23,288)	$(24,563)	$(20,976)	$(27,984)
Foreign currency translation adjustments
Other comprehensive (loss) income before reclassifications	(434)	(227)	(2,527)	3,076
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current-period other comprehensive (loss) income	(434)	(227)	(2,527)	3,076
Net unrealized (losses) gains on investments in securities
Other comprehensive (loss) income before reclassifications	(214)	66	(433)	184
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current-period other comprehensive (loss) income	(214)	66	(433)	184
Balance at end of period	$(23,936)	$(24,724)	$(23,936)	$(24,724)

Note 9 – Income Taxes
The Company is subject to income tax in multiple jurisdictions and the use of estimates is required to determine the provision for income taxes. For the three months ended September 30, 2026 and 2025, the Company recorded an income tax provision of $4.4 million and $3.0 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company recorded an income tax provision of $11.1 million and $7.7 million, respectively. The income tax provision is based on the estimated annual effective tax rate for the year applied to pre-tax income. The effective income tax rate for the three months ended September 30, 2026 was 27.4 percent compared to 29.6 percent in the same period of the prior year. The effective tax rate decreased by 2.2 percent for the three months ended September 30, 2026 when compared to the same period in 2025, primarily due to an operating rate catch-up credit driven by strong pre-tax income and an offset by reduced excess tax benefits on stock-based compensation. The effective income tax rate for the nine months ended September 30, 2026 was 27.7 percent compared to 33.5 percent in the same period of the prior year. The effective tax rate decreased by 5.8 percent for the nine months ended September 30, 2026 when compared to the same period in 2025, primarily due to a favorable shift in the geographic mix of pre-tax income toward lower-tax jurisdictions and strong domestic pre-tax income.
The effective income tax rate for the three and nine months ended September 30, 2026 differs from the U.S. federal statutory rate of 21.0 percent due to various factors, including operating in multiple state and foreign jurisdictions partially offset by tax credits for which the Company qualifies.
The Company had unrecognized tax benefits totaling $3.2 million and $3.1 million as of September 30, 2026 and December 31, 2025, respectively, that if recognized would result in a reduction of the Company’s effective tax rate. The liabilities are classified as other long-term liabilities in the accompanying Consolidated Balance Sheets. The Company recognizes interest and penalties related to income tax matters in income tax expense and reports the liability in current or long-term income taxes payable as appropriate.
Note 10 – Segment Reporting
The Company’s reportable segments are based on the internal reporting used by the Company’s Chief Executive Officer (CEO), who is the chief operating decision maker (CODM), to assess operating performance and make decisions about the allocation of resources. The CODM's primary profit measure for purposes of resource allocation and performance assessment is income (loss) from operations at the segment level. This measure is used to evaluate current-period performance, develop forecasts and budgets, and make decisions about capital and other resource allocations between segments. The Company’s reportable segments are based upon geographic region, consisting of the United States and Europe. The Corporate Unallocated category includes non-reportable segments, as well as research and development and general and administrative costs that the Company does not allocate directly to its operating segments.
Revenue in the United States and Europe is derived primarily from Injection Molding, CNC Machining, 3D Printing and Sheet Metal product lines. Injection Molding revenue consists of sales of custom injection molds and injection-molded parts. CNC Machining revenue consists of sales of CNC-machined and lathe-turned custom parts. 3D Printing revenue consists of sales of 3D-printed parts. Sheet Metal revenue consists of sales of fabricated sheet metal parts.
Intercompany transactions primarily relate to intercontinental activity and have been eliminated and are excluded from the reported amounts. The difference between income (loss) from operations and pre-tax income relates to foreign currency-related gains and losses and interest income on cash balances and investments, which are not allocated to reportable segments.

The following table summarizes selected financial information by reportable segments:

Three Months Ended September 30, 2026
(in thousands)
	United States	Europe	Corporate Unallocated	Total
Revenue	$125,412	$28,906	$—	$154,318
Segment expenses[1]	88,196	31,823	19,424	139,443
Restructuring and transformation costs	—	434	—	434
Costs related to exit and disposal activities	—	—	—	—
Income (Loss) from Operations	$37,216	$(3,351)	$(19,424)	$14,441

Three Months Ended September 30, 2025
(in thousands)
	United States	Europe	Corporate Unallocated	Total
Revenue	$109,361	$26,005	$—	$135,366
Segment expenses[1]	81,028	28,804	16,683	126,515
Costs related to exit and disposal activities	—	41	—	41
Income (Loss) from Operations	$28,333	$(2,840)	$(16,683)	$8,810

Nine Months Ended September 30, 2026
(in thousands)
	United States	Europe	Corporate Unallocated	Total
Revenue	$360,298	$82,697	$—	$442,995
Segment expenses[1]	252,449	94,162	57,030	403,641
Restructuring and transformation costs	—	2,448	331	2,779
Costs related to exit and disposal activities	—	937	—	937
Income (Loss) from Operations	$107,849	$(14,850)	$(57,361)	$35,638

Nine Months Ended September 30, 2025
(in thousands)
	United States	Europe	Corporate Unallocated	Total
Revenue	$320,340	$76,294	$—	$396,634
Segment expenses[1]	238,823	87,774	51,576	378,173
Costs related to exit and disposal activities	—	151	—	151
Income (Loss) from Operations	$81,517	$(11,631)	$(51,576)	$18,310

1 Segment expenses consist primarily of raw materials, equipment depreciation, employee compensation including benefits, commissions and stock-based compensation, facilities costs and overhead allocations associated with the manufacturing process for molds and custom parts, marketing programs such as electronic, print and pay-per-click advertising and trade shows and other related costs for our United States and Europe reportable segments. Segment expenses for our Corporate Unallocated category consist primarily of personnel and outside service costs related to the development of new processes and product lines, enhancements of existing product lines, software developed for internal use, maintenance of internally developed software, quality assurance and testing, employee compensation including benefits and stock-based compensation, severance, professional service fees related to accounting, tax and legal, and other related overhead costs.
Total long-lived assets, expenditures for additions to long-lived assets, and depreciation and amortization expense were as follows:

(in thousands)	September 30, 2026	December 31, 2025
Total long-lived assets:
United States	$165,277	$170,228
Europe	41,655	45,033
Total Long-lived Assets	$206,932	$215,261

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Expenditures for additions to long-lived assets:
United States	$5,499	$3,636	$14,358	$5,929
Europe	297	426	1,181	863
Total expenditures for additions to long-lived assets	$5,796	$4,062	$15,539	$6,792

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Depreciation and Amortization:
United States	$6,755	$6,904	$20,064	$20,916
Europe	1,327	1,470	4,146	4,560
Corporate Unallocated	26	55	59	217
Total depreciation and amortization	$8,108	$8,429	$24,269	$25,693

Revenue by product line for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Revenue:
Injection Molding	$53,730	$47,770	$158,423	$143,908
CNC Machining	73,359	63,043	206,964	177,831
3D Printing	22,364	20,082	63,496	61,491
Sheet Metal	4,063	4,262	12,876	12,776
Other Revenue	802	209	1,236	628
Total revenue	$154,318	$135,366	$442,995	$396,634

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

Key Financial Measures and Trends
Revenue
Our operations are comprised of two geographic reportable segments: the United States and Europe.
Revenue is derived from the sale of parts fulfilled through our owned manufacturing factories and worldwide network of premium manufacturing partners. Our product lines consist of Injection Molding, CNC Machining, 3D Printing and Sheet Metal. Injection Molding revenue consists of sales of custom injection molds and injection-molded parts. CNC Machining revenue consists of sales of CNC-machined and lathe-turned custom parts. 3D Printing revenue consists of sales of 3D-printed parts. Sheet Metal revenue consists of sales of fabricated sheet metal custom parts.
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
•Accelerate Innovation – reaccelerate innovation across core manufacturing services to drive outsized growth and an accelerated pace of new releases. Leverage differentiated intellectual property and deep manufacturing and engineering talent.
•Expand Production – take a deliberate, customer-led approach—prioritizing the right customers, applications, and capabilities. Begin with the most strategic customers and scale over time.
•Drive Operational Efficiency – expand our factory and Protolabs network gross margins and capture operating expense leverage via efficiencies and productivity. Reallocate resources and funds to invest in the highest-priority growth initiatives.
The following table summarizes our unique customer contacts and revenue per customer contact:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue (in thousands)	$154,318	$135,366	$442,995	$396,634
Customer contacts	20,777	21,252	40,129	41,873
Revenue per customer contact[1]	$7,427	$6,370	$11,039	$9,472

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
Marketing and sales. Marketing and sales expense consists primarily of employee compensation, benefits, commissions, stock-based compensation, marketing demand generation costs such as electronic, print and pay-per-click advertising, trade shows and other related overhead. We expect marketing and sales expense to increase in the future as we increase the number of marketing and sales professionals and marketing demand generation costs targeted to increase our customer base and grow revenue.
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
Costs related to exit and disposal activities. Costs related to exit and disposal activities are driven by our decision to close certain manufacturing facilities in Germany. The expenses consist primarily of operating expenses, including write-down of property and equipment and facility-related charges, and employee severance. Benefits may result from adjustments to initial estimates regarding the nature and timing of exit and disposal activities.
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

	Three Months Ended September 30,				Change		Nine Months Ended September 30,				Change
(dollars in thousands)	2026		2025		$	%	2026		2025		$	%
Revenue	$154,318	100.0	$135,366	100.0	$18,952	14.0	$442,995	100.0	$396,634	100.0	$46,361	11.7
Cost of revenue	85,655	55.5	74,073	54.7	11,582	15.6	241,398	54.5	219,869	55.4	21,529	9.8
Gross profit	68,663	44.5	61,293	45.3	7,370	12.0	201,597	45.5	176,765	44.6	24,832	14.0
Operating expenses
Marketing and sales	24,528	15.9	24,574	18.2	(46)	(0.2)	74,990	16.9	73,054	18.4	1,936	2.7
Research and development	11,019	7.1	10,705	7.9	314	2.9	32,350	7.3	32,487	8.2	(137)	(0.4)
General and administrative	18,241	11.8	17,163	12.7	1,078	6.3	54,903	12.4	52,763	13.3	2,140	4.1
Restructuring and transformation costs	434	0.3	—	—	434	*	2,779	0.6	—	—	2,779	*
Costs related to exit and disposal activities	—	—	41	—	(41)	*	937	0.2	151	—	786	*
Total operating expenses	54,222	35.1	52,483	38.8	1,739	3.3	165,959	37.5	158,455	39.9	7,504	4.7
Income from operations	14,441	9.4	8,810	6.5	5,631	63.9	35,638	8.0	18,310	4.6	17,328	94.6
Other income, net	1,766	1.1	1,441	1.1	325	22.6	4,489	1.0	4,600	1.2	(111)	(2.4)
Income before income taxes	16,207	10.5	10,251	7.6	5,956	58.1	40,127	9.1	22,910	5.8	17,217	75.2
Provision for income taxes	4,445	2.9	3,035	2.2	1,410	46.5	11,102	2.5	7,668	1.9	3,434	44.8
Net income	$11,762	7.6%	$7,216	5.3%	$4,546	63.0%	$29,025	6.6%	$15,242	3.8%	$13,783	90.4%

* Percentage change not meaningful
Stock-based compensation expense included in the statements of operations data above for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Stock options, RSUs and PSUs	$3,035	$3,355	$9,637	$10,955
Employee stock purchase plan	316	322	1,021	973
Total stock-based compensation expense	$3,351	$3,677	$10,658	$11,928

Cost of revenue	$451	$439	$1,379	$1,323
Operating expenses:
Marketing and sales	797	837	2,321	2,423
Research and development	629	764	1,698	2,124
General and administrative	1,474	1,637	5,260	6,058
Total stock-based compensation expense	$3,351	$3,677	$10,658	$11,928

Comparison of Three Months Ended September 30, 2026 and 2025
Revenue
Revenue by reportable segment and the related changes for the three months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,
	2026		2025		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue:
United States	$125,412	81.3%	$109,361	80.8%	$16,051	14.7%
Europe	28,906	18.7	26,005	19.2	2,901	11.2
Total revenue	$154,318	100.0%	$135,366	100.0%	$18,952	14.0%

Our revenue increased $19.0 million, or 14.0%, for the three months ended September 30, 2026 compared to the same period in 2025. The growth in revenue was primarily driven by an increase in CNC Machining, Injection Molding and 3D Printing revenue in the United States from key growth industries, primarily aerospace and defense, and market dynamics that have driven increases in price. By reportable segment, revenue in the United States increased $16.1 million, or 14.7%, for the three months ended September 30, 2026 compared to the same period in 2025. Revenue in Europe increased $2.9 million, or 11.2%, for the three months ended September 30, 2026 compared to the same period in 2025. International revenue was negatively impacted by $0.3 million during the three months ended September 30, 2026 compared to the same period in 2025 as a result of foreign currency movements, primarily due to the weakening of the Euro relative to the United States Dollar.
During the three months ended September 30, 2026, we served 20,777 unique customer contacts, which is a decrease of 2.2% from the same period in 2025. During the three months ended September 30, 2026, our customer contacts served decreased while our revenue grew. This was primarily due to changes in customer mix as compared to the same period in 2025 and our focus on larger, more strategic customers as we strive to be their supplier of choice by serving their custom parts needs through our comprehensive offer. Our revenue per customer contact grew 16.6% for the three months ended September 30, 2026 compared to the same period in 2025.
Revenue by product line and the related changes for the three months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,
	2026		2025		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue:
Injection Molding	$53,730	34.8%	$47,770	35.3%	$5,960	12.5%
CNC Machining	73,359	47.6	63,043	46.6	10,316	16.4
3D Printing	22,364	14.5	20,082	14.8	2,282	11.4
Sheet Metal	4,063	2.6	4,262	3.1	(199)	(4.7)
Other Revenue	802	0.5	209	0.2	593	283.7
Total revenue	$154,318	100.0%	$135,366	100.0%	$18,952	14.0%

By product line, our revenue increase was primarily driven by a 16.4% increase in CNC Machining revenue, a 12.5% increase in Injection Molding revenue, an 11.4% increase in 3D Printing revenue and a 283.7% increase in Other revenue, partially offset by a 4.7% decrease in Sheet Metal revenue, for the three months ended September 30, 2026 compared to the same period in 2025.

Cost of Revenue, Gross Profit and Gross Margin
Cost of Revenue. Cost of revenue increased $11.6 million, or 15.6%, for the three months ended September 30, 2026 compared to the same period in 2025, while revenue increased 14.0% for the three months ended September 30, 2026 compared to the same period in 2025. The increase in the cost of revenue of $11.6 million was primarily driven by higher revenue volumes resulting in increases of $5.4 million in personnel and related costs, primarily due to increases in head count and overtime costs and contract labor to meet increased order volume, $4.8 million in raw material and production costs, and $1.4 million of equipment and facility related costs during the three months ended September 30, 2026 compared to the same period in 2025.
Gross Profit and Gross Margin. Gross profit increased $7.4 million, or 12.0%, for the three months ended September 30, 2026 compared to the same period in 2025. Gross margin decreased to 44.5% in the three months ended September 30, 2026 from 45.3% in the same period in 2025.
Operating Expenses, Other Income, net and Provision for Income Taxes
Marketing and Sales. Our marketing and sales expenses during the three months ended September 30, 2026 were flat compared to the same period in 2025, as increases in marketing program costs of $0.5 million were offset by a decrease of $0.5 million in personnel and related costs.
Research and Development. Our research and development expenses increased $0.3 million, or 2.9%, during the three months ended September 30, 2026 compared to the same period in 2025 primarily due to increases of $0.3 million in operating costs and $0.2 million in professional services, partially offset by decreases in personnel and related costs of $0.2 million.
General and Administrative. Our general and administrative expenses increased $1.1 million, or 6.3%, during the three months ended September 30, 2026 compared to the same period in 2025 primarily due to increases of $0.9 million of personnel and related costs, $0.3 million in administrative costs and $0.1 million in professional services, partially offset by a decrease of $0.2 million in stock-based compensation.
Restructuring and transformation costs. Restructuring and transformation costs include expenses related to actions taken to improve operational efficiency and streamline the organization and resulted in $0.4 million in operating expenses during three months ended September 30, 2026 primarily related to severance and related benefit costs and professional services. We had no restructuring and transformation costs for the same period in 2025.
Costs related to exit and disposal activities. Costs related to exit and disposal activities are primarily driven by our decision to close certain manufacturing facilities in Germany. We had no exit and disposal costs during the three months ended September 30, 2026. Costs related to exit and disposal activities during the three months ended September 30, 2025 primarily consisted of less than $0.1 million related to professional services.
Other income, net. We recognized other income, net of $1.8 million for the three months ended September 30, 2026, an increase of $0.3 million compared to the same period in 2025. Other income, net for the three months ended September 30, 2026 primarily consisted of $1.4 million in interest income on investments, and $0.4 million of other income. Other income, net for the three months ended September 30, 2025 primarily consisted of $1.2 million in interest income on investments and $0.2 million of other income.
Provision for Income Taxes. Our effective tax rate of 27.4% for the three months ended September 30, 2026 decreased 2.2% compared to 29.6% for the same period in 2025. The decrease in the effective tax rate was primarily due to an operating rate catch-up credit driven by strong pre-tax income and an offset by reduced excess tax benefits on stock-based compensation. Our income tax provision of $4.4 million for the three months ended September 30, 2026 increased $1.4 million as compared to our income tax provision of $3.0 million for the same period in 2025.

Comparison of Nine Months Ended September 30, 2026 and 2025
Revenue
Revenue by reportable segment and the related changes for the nine months ended September 30, 2026 and 2025 was as follows:

	Nine Months Ended September 30,
	2026		2025		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue:
United States	$360,298	81.3%	$320,340	80.8%	$39,958	12.5%
Europe	82,697	18.7%	76,294	19.2%	6,403	8.4
Total revenue	$442,995	100.0%	$396,634	100.0%	$46,361	11.7%

Our revenue increased $46.4 million, or 11.7%, for the nine months ended September 30, 2026 compared to the same period in 2025. By reportable segment, revenue in the United States increased $40.0 million, or 12.5%, for the nine months ended September 30, 2026 compared to the same period in 2025. Revenue in Europe increased $6.4 million, or 8.4%, for the nine months ended September 30, 2026 compared to the same period in 2025. International revenue was favorably impacted by $2.3 million during the nine months ended September 30, 2026 compared to the same period in 2025 as a result of foreign currency movements, primarily due to the strengthening of the British Pound and Euro relative to the United States Dollar.
During the nine months ended September 30, 2026, we served 40,129 unique customer contacts, a decrease of 4.2% from the same period in 2025. This was primarily due to changes in customer mix as compared to the same period in 2025 and our focus on larger, more strategic customers as we strive to be their supplier of choice by serving their custom parts needs through our comprehensive offer. Our revenue per customer contact grew 16.5% for the nine months ended September 30, 2026 compared to the same period in 2025.
Revenue by product line and the related changes for the nine months ended September 30, 2026 and 2025 was as follows:

	Nine Months Ended September 30,
	2026		2025		Change
(dollars in thousands)	$	% of Total Revenue	$	% of Total Revenue	$	%
Revenue:
Injection Molding	$158,423	35.8%	$143,908	36.3%	$14,515	10.1%
CNC Machining	206,964	46.7	177,831	44.8	29,133	16.4
3D Printing	63,496	14.3	61,491	15.5	2,005	3.3
Sheet Metal	12,876	2.9	12,776	3.2	100	0.8
Other Revenue	1,236	0.3	628	0.2	608	96.8
Total revenue	$442,995	100.0%	$396,634	100.0%	$46,361	11.7%

By product line, our revenue increase was primarily driven by a 16.4% increase in CNC Machining revenue, a 10.1% increase in Injection Molding revenue, a 3.3% increase in 3D Printing revenue, a 96.8% increase in Other revenue and a 0.8% increase in Sheet Metal revenue, in each case for the nine months ended September 30, 2026 compared to the same period in 2025.
Cost of Revenue, Gross Profit and Gross Margin
Cost of Revenue. Cost of revenue increased $21.5 million, or 9.8%, for the nine months ended September 30, 2026 compared to the same period in 2025, which was lower than the rate of revenue increase of 11.7% for the nine months ended September 30, 2026 compared to the same period in 2025. The increase in cost of revenue of $21.5 million was primarily driven by higher revenue volumes resulting in increases of $10.4 million in personnel and related costs, primarily due to increases in head count and overtime costs and contract labor to meet increased order volume, $9.9 million in raw material and production costs and $1.2 million in equipment and facility-related costs during the nine months ended September 30, 2026 compared to the same period in 2025.
Gross Profit and Gross Margin. Gross profit increased from $176.8 million in the nine months ended September 30, 2025 to $201.6 million in the nine months ended September 30, 2026. Gross margin increased from 44.6% in the nine months ended September 30, 2025 to 45.5% in the nine months ended September 30, 2026.
Operating Expenses, Other Income, net and Provision for Income Taxes
Marketing and Sales. Marketing and sales expenses increased $1.9 million, or 2.7%, during the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to increases of $1.4 million of marketing program costs and $0.5 million in personnel and related costs.
Research and Development. Our research and development expenses decreased $0.1 million, or 0.4%, during the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to a decrease of $1.3 million in personnel and related costs, partially offset by increases of $0.7 million in operating costs and $0.5 million in professional services.
General and Administrative. Our general and administrative expenses increased $2.1 million, or 4.1%, during the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to increases of $1.4 million in administrative costs, $1.3 million in personnel and related costs and $0.2 million in professional services, partially offset by a decrease of $0.8 million in stock-based compensation.
Restructuring and transformation costs. Restructuring and transformation costs include expenses related to actions taken to improve operational efficiency and streamline the organization and resulted in $2.8 million in operating expenses during the nine months ended September 30, 2026, which primarily consisted of $1.7 million of severance and related benefit costs and $1.1 million of professional services. We had no restructuring and transformation costs for the same period in 2025.
Costs related to exit and disposal activities. Costs related to exit and disposal activities are primarily driven by our decision to close certain manufacturing facilities in Germany. Our costs related to exit and disposal activities increased $0.8 million during the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to the write-down of the abandoned facility right-of-use asset of $0.9 million. Costs related to exit and disposal activities for the nine months ended September 30, 2025 consisted of $0.2 million expense related to the write-down of property and equipment and $0.1 million in professional services, partially offset by $0.1 million in personnel and related cost benefits. These items are the result of changes from the estimated amounts accrued in 2024 and the timing of employee separation payments.
Other income, net. We recognized other income, net of $4.5 million for the nine months ended September 30, 2026, a decrease of $0.1 million compared to other income, net of $4.6 million for the same period in 2025. Other income, net for the nine months ended September 30, 2026 primarily consisted of $3.9 million in interest income on investments and $0.8 million of other income partially offset by $0.2 million of foreign currency losses. Other income, net for the nine months ended September 30, 2025 primarily consisted of $3.5 million in interest income on investments, $0.6 million of other income and $0.5 million of foreign currency gains.
Provision for Income Taxes. Our effective tax rate of 27.7% for the nine months ended September 30, 2026 decreased 5.8% compared to 33.5% for the same period in 2025. The decrease in the effective tax rate was primarily due to a favorable shift in the geographic mix of pre-tax income toward lower-tax jurisdictions and strong domestic pre-tax income. Our income tax provision of $11.1 million for the nine months ended September 30, 2026 increased $3.4 million compared to our income tax provision of $7.7 million for the nine months ended September 30, 2025.

Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows during the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025
Net cash provided by operating activities	$55,746	$58,053
Net cash used in investing activities	(24,292)	(7,804)
Net cash used in financing activities	(8,297)	(35,887)
Effect of exchange rate changes on cash and cash equivalents	(203)	989
Net increase in cash and cash equivalents	$22,954	$15,351

Sources of Liquidity
Historically, we have primarily financed our operations and capital expenditures through cash flow from operations. We had cash and cash equivalents of $133.8 million as of September 30, 2026, an increase of $23.0 million from December 31, 2025. The increase in our cash was primarily due to cash provided by operating activities of $55.7 million and $8.0 million of proceeds from issuance of common stock related to equity plans, which were partially offset by net purchases of property, equipment and other capital assets of $14.3 million, $6.1 million in purchases of shares withheld for tax obligations associated with equity transactions, $10.0 million in repurchases of common stock and net purchases of marketable securities of $10.0 million.
We believe that our existing cash and cash equivalents together with cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
Cash Flows from Operating Activities
Cash flows from operating activities were $55.7 million during the nine months ended September 30, 2026 and primarily consisted of net income of $29.0 million, adjusted for certain non-cash items, including depreciation and amortization of $24.3 million, stock-based compensation expense of $10.7 million, increases in deferred taxes of $5.6 million and impairment on a leased facility of $0.9 million, which were partially offset by changes in operating assets and liabilities and other items totaling $14.7 million. Cash flows from operating activities were $58.1 million during the nine months ended September 30, 2025 and primarily consisted of net income of $15.2 million, adjusted for certain non-cash items, including depreciation and amortization of $25.7 million, stock-based compensation expense of $11.9 million, deferred taxes of $2.4 million, changes in operating assets and liabilities and other items totaling $2.4 million and an impairment on a leased facility and property and equipment of $0.4 million.
Cash flows from operating activities decreased $2.3 million during the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to decreases from changes in operating assets and liabilities and other items totaling $17.1 million, depreciation and amortization of $1.4 million and stock-based compensation of $1.3 million, partially offset by increases in net income of $13.8 million, deferred taxes of $3.2 million and $0.5 million in leased facility impairment charges.
Cash Flows from Investing Activities
Cash used in investing activities was $24.3 million during the nine months ended September 30, 2026, consisting of $14.3 million for net purchases of property, equipment and other capital assets and $10.0 million of net purchases of marketable securities.
Cash used in investing activities was $7.8 million during the nine months ended September 30, 2025, consisting of $6.0 million for net purchases of property, equipment and other capital assets and $1.8 million of purchases of marketable securities, net of proceeds from call redemptions and maturities.

Cash Flows from Financing Activities
Cash used in financing activities was $8.3 million during the nine months ended September 30, 2026, consisting of $10.0 million in repurchases of common stock, $6.1 million in purchases of shares withheld for tax obligations associated with equity transactions and $0.2 million for repayments of finance lease obligations, partially offset by $8.0 million in proceeds related to equity plans.
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
Critical Accounting Estimates
We have adopted various accounting policies to prepare the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these financial statements requires us to make estimates, judgments and assumptions. Our significant accounting policies and estimates are disclosed in Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025. There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2026.
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
We have not used forward contracts or currency borrowings to hedge our exposure to foreign currency risk. Foreign currency risk can be assessed by estimating the change in results of operations or financial position resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would generally not have a material impact on our financial position, but could have a material impact on our results of operations. We recognized foreign currency losses of $0.2 million and foreign currency gains of less than $0.1 million for the three months ended September 30, 2026 and 2025, respectively. We recognized foreign currency losses of $0.2 million and foreign currency gains of $0.5 million for the nine months ended September 30, 2026 and 2025, respectively. The changes in foreign exchange rates had an unfavorable impact on consolidated revenue of $0.3 million for the three months ended September 30, 2026 and a favorable impact on consolidated revenue of $2.3 million for the nine months ended September 30, 2026 compared to the same period in 2025.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of the date of this report, we do not believe we are party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business.
Item 1A. Risk Factors
Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 includes a discussion of our risk factors. There have been no material changes from the risk factors described in our Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On February 4, 2025, our board of directors authorized a share repurchase program (the February 2025 Program). The February 2025 Program is open-ended and authorizes repurchases of shares of our common stock from time to time on the open market or in privately negotiated purchases, with a total stock repurchase authorized of up to $100 million. We have $47.0 million remaining under this authorization. The February 2025 Program does not obligate us to acquire any particular amount of shares of our common stock and remains in effect until the total authorized amount is expended or until further action by our board of directors. The actual timing, manner, number and value of shares repurchased under the February 2025 Program will be determined by our management in its discretion and will depend on several factors, including the market price of our common stock, general market and economic conditions, applicable requirements, and other considerations.
During the three months ended September 30, 2026, we repurchased 60,661 shares of our common stock at a total purchase price of $5.0 million under the February 2025 Program. Common stock repurchase activity through September 30, 2026 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2026 through July 31, 2026	—	$—	—	$52,032
August 1, 2026 through August 31, 2026	40,111	$83.66	40,111	$48,676
September 1, 2026 through September 30, 2026	20,550	$80.01	20,550	$47,032
	60,661	$82.43	60,661	$47,032
Item 3. Defaults Upon Senior Securities
No matters to disclose.

Item 4. Mine Safety Disclosures
No matters to disclose.
Item 5. Other Information
During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
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

Proto Labs, Inc.

Date: October 29, 2026	/s/ Suresh Krishna
Suresh Krishna
President and Chief Executive Officer (Principal Executive Officer)

Date: October 29, 2026	/s/ Daniel Schumacher
Daniel Schumacher
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)